Form 10-Q
period 2020-03-31
LKQ CORP
filed 2020-05-07
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At May 1, 2020, the registrant had outstanding an aggregate of 303,968,001 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Income (In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$3,000,935	$3,100,303
Cost of goods sold	1,787,059	1,892,039
Gross margin	1,213,876	1,208,264
Selling, general and administrative expenses	899,811	896,532
Restructuring and acquisition related expenses	6,970	3,307
(Gain on disposal of business) and impairment of net assets held for sale	(249)	15,023
Depreciation and amortization	65,495	71,002
Operating income	241,849	222,400
Other expense (income):
Interest expense, net of interest income	25,931	36,089
Loss on debt extinguishment	12,751	—
Other income, net	(3,622)	(3,851)
Total other expense, net	35,060	32,238
Income from continuing operations before provision for income taxes	206,789	190,162
Provision for income taxes	60,411	51,550
Equity in earnings (losses) of unconsolidated subsidiaries	516	(39,549)
Income from continuing operations	146,894	99,063
Net loss from discontinued operations	(915)	—
Net income	145,979	99,063
Less: net income attributable to continuing noncontrolling interest	740	1,015
Less: net income attributable to discontinued noncontrolling interest	103	—
Net income attributable to LKQ stockholders	$145,136	$98,048

Basic earnings per share: (1)
Income from continuing operations	$0.48	$0.31
Net loss from discontinued operations	(0.00)	—
Net income	0.48	0.31
Less: net income attributable to continuing noncontrolling interest	0.00	0.00
Less: net income attributable to discontinued noncontrolling interest	0.00	—
Net income attributable to LKQ stockholders	$0.47	$0.31

Diluted earnings per share: (1)
Income from continuing operations	$0.48	$0.31
Net loss from discontinued operations	(0.00)	—
Net income	0.48	0.31
Less: net income attributable to continuing noncontrolling interest	0.00	0.00
Less: net income attributable to discontinued noncontrolling interest	0.00	—
Net income attributable to LKQ stockholders	$0.47	$0.31

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Comprehensive Income (In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$145,979	$99,063
Less: net income attributable to continuing noncontrolling interest	740	1,015
Less: net income attributable to discontinued noncontrolling interest	103	—
Net income attributable to LKQ stockholders	145,136	98,048

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(103,965)	(9,895)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(7,321)	(2,737)
Net change in unrealized gains/losses on pension plans, net of tax	120	191
Net change in other comprehensive loss from unconsolidated subsidiaries	(1,852)	(3,463)
Other comprehensive loss	(113,018)	(15,904)

Comprehensive income	32,961	83,159
Less: comprehensive income attributable to continuing noncontrolling interest	740	1,015
Less: comprehensive income attributable to discontinued noncontrolling interest	103	—
Comprehensive income attributable to LKQ stockholders	$32,118	$82,144

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Balance Sheets (In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$332,784	$523,020
Receivables, net	1,168,626	1,131,132
Inventories	2,718,630	2,772,777
Prepaid expenses and other current assets	222,624	260,890
Total current assets	4,442,664	4,687,819
Property, plant and equipment, net	1,202,329	1,234,400
Operating lease assets, net	1,269,280	1,308,511
Intangible assets:
Goodwill	4,334,725	4,406,535
Other intangibles, net	819,335	850,338
Equity method investments	145,859	139,243
Other noncurrent assets	139,878	153,110
Total assets	$12,354,070	$12,779,956
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$893,807	$942,795
Accrued expenses:
Accrued payroll-related liabilities	162,944	179,203
Refund liability	99,680	97,314
Other accrued expenses	341,671	289,683
Other current liabilities	130,903	121,623
Current portion of operating lease liabilities	218,998	221,527
Current portion of long-term obligations	90,965	326,367
Total current liabilities	1,938,968	2,178,512
Long-term operating lease liabilities, excluding current portion	1,104,936	1,137,597
Long-term obligations, excluding current portion	3,672,221	3,715,389
Deferred income taxes	300,117	310,129
Other noncurrent liabilities	326,432	365,672
Commitments and contingencies
Redeemable noncontrolling interest	24,077	24,077
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 320,439,059 shares issued and 303,943,144 shares outstanding at March 31, 2020; 319,927,243 shares issued and 306,731,328 shares outstanding at December 31, 2019	3,204	3,199
Additional paid-in capital	1,425,600	1,418,239
Retained earnings	4,282,753	4,140,136
Accumulated other comprehensive loss	(313,903)	(200,885)
Treasury stock, at cost; 16,495,915 shares at March 31, 2020 and 13,195,915 shares at December 31, 2019	(439,819)	(351,813)
Total Company stockholders' equity	4,957,835	5,008,876
Noncontrolling interest	29,484	39,704
Total stockholders' equity	4,987,319	5,048,580
Total liabilities and stockholders' equity	$12,354,070	$12,779,956

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,979	$99,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,379	76,207
Impairment of equity method investments	—	39,551
(Gain on disposal of business) and impairment of net assets held for sale	(249)	15,023
Stock-based compensation expense	7,968	5,673
Loss on debt extinguishment	12,751	—
Other	(2,721)	(310)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(63,938)	(205,029)
Inventories	(7,522)	71,811
Prepaid income taxes/income taxes payable	41,585	42,917
Accounts payable	(27,170)	23,291
Other operating assets and liabilities	16,501	9,028
Net cash provided by operating activities	194,563	177,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,538)	(53,016)
Proceeds from disposals of property, plant and equipment	5,528	1,252
Acquisitions, net of cash acquired	(7,220)	(4,785)
Proceeds from disposal of businesses, net of cash sold	1,763	—
Other investing activities, net	(405)	(1,235)
Net cash used in investing activities	(44,872)	(57,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	(9,498)	—
Repayment of U.S. Notes (2023)	(600,000)	—
Borrowings under revolving credit facilities	460,186	284,641
Repayments under revolving credit facilities	(134,674)	(312,339)
Repayments under term loans	(4,375)	(2,188)
Borrowings under receivables securitization facility	111,300	6,600
Repayments under receivables securitization facility	(12,900)	(36,910)
Repayments of other debt, net	(49,481)	(625)
Purchase of treasury stock	(88,006)	(70,462)
Other financing activities, net	(7,291)	(1,448)
Net cash used in financing activities	(334,739)	(132,731)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,746)	(2,513)
Net decrease in cash, cash equivalents and restricted cash	(196,794)	(15,803)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	528,387	337,250
Add: Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	6,470	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period	534,857	337,250
Cash, cash equivalents and restricted cash, end of period	$338,063	$321,447

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$332,784	$316,066
Restricted cash included in Other noncurrent assets	5,279	5,381
Cash, cash equivalents and restricted cash, end of period	$338,063	$321,447

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$22,014	$11,775
Interest	13,772	14,462
Supplemental disclosure of noncash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$7,718	$5,245
Leased assets obtained in exchange for new operating lease liabilities	21,433	28,563
Noncash property, plant and equipment additions	7,594	9,054
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions and disposals	6,136	8,424
Notes receivable acquired in connection with disposal of business	7,994	—
Contingent consideration liabilities	2,933	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES Unaudited Condensed Consolidated Statements of Stockholders' Equity (In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2020	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
Net income	—	—	—	—	—	145,136	—	843	145,979
Other comprehensive loss	—	—	—	—	—	—	(113,018)	—	(113,018)
Purchase of treasury stock	—	—	(3,300)	(88,006)	—	—	—	—	(88,006)
Vesting of restricted stock units, net of shares withheld for employee tax	400	4	—	—	(2,073)	—	—	—	(2,069)
Stock-based compensation expense	—	—	—	—	7,968	—	—	—	7,968
Exercise of stock options	112	1	—	—	1,466	—	—	—	1,467
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	341	341
Adoption of ASU 2016-13 (see Note 3)	—	—	—	—	—	(2,519)	—	—	(2,519)
Disposition of subsidiary with noncontrolling interests(1)	—	—	—	—	—	—	—	(11,404)	(11,404)
BALANCE, March 31, 2020	320,439	$3,204	(16,496)	$(439,819)	$1,425,600	$4,282,753	$(313,903)	$29,484	$4,987,319
(1) The amount disposed of in 2020 relates to discontinued operations. See Note 2, "Discontinued Operations," for further information.

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	318,418	$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752
Net income	—	—	—	—	—	98,048	—	1,015	99,063
Other comprehensive loss	—	—	—	—	—	—	(15,904)	—	(15,904)
Purchase of treasury stock	—	—	(2,643)	(70,462)	—	—	—	—	(70,462)
Vesting of restricted stock units, net of shares withheld for employee tax	303	3	—	—	(1,080)	—	—	—	(1,077)
Stock-based compensation expense	—	—	—	—	5,673	—	—	—	5,673
Exercise of stock options	183	2	—	—	1,332	—	—	—	1,334
Tax withholdings related to net share settlements of stock-based compensation awards	(15)	—	—	—	(428)	—	—	—	(428)
Dividends declared to noncontrolling interest shareholder	—	—	—	—	—	—	—	(177)	(177)
BALANCE, March 31, 2019	318,889	$3,189	(4,915)	$(130,462)	$1,420,685	$3,696,924	$(190,854)	$57,292	$4,856,774

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
Operating results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020 ("2019 Form 10-K").
The coronavirus disease 2019 ("COVID-19") pandemic and the resulting governmental actions taken to control the virus have impacted, and are expected to continue to impact, our business in 2020. The effects include, but are not limited to, a reduction in demand for our products and services, liquidity challenges for certain of our customers and suppliers, and organizational changes, such as personnel reductions and route consolidation, driven by cost actions to mitigate the expected revenue decline. We have considered COVID-19 impacts in the preparation of our financial statements and footnotes as of and for the three months ended March 31, 2020. Specific disclosures are presented in the following footnotes as applicable.
The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic and the related impact on the global economy, which are uncertain and cannot be predicted at this time.

Note 2. Discontinued Operations
On May 30, 2018, we acquired Stahlgruber GmbH ("Stahlgruber"), a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia, with further sales to Switzerland. Prior to closing, on May 3, 2018, the European Commission cleared the acquisition of Stahlgruber for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of Stahlgruber’s Czech Republic wholesale business was referred to the Czech Republic competition authority for review. On May 10, 2019, the Czech Republic competition authority approved our acquisition of Stahlgruber’s Czech Republic wholesale business subject to the requirement that we divest certain of the acquired locations. We acquired Stahlgruber’s Czech Republic wholesale business on May 29, 2019 and decided to divest all of the acquired locations. We immediately classified the business as discontinued operations because the business was never integrated into our Europe segment.
We completed the sale of Stahlgruber's Czech Republic business on February 28, 2020, resulting in a loss on sale of $1 million (presented in Net loss from discontinued operations in the Unaudited Condensed Consolidated Statements of Income). As part of the transaction, we purchased the 48.2% noncontrolling interest from the minority shareholder for a purchase price of €8 million, which included the issuance of €4 million of notes payable, and then concurrently sold 100% of the business for a purchase price of €14 million, which included €7 million of notes receivable. This transaction resulted in a disposition of noncontrolling interest of $11 million. From January 1, 2020 through the date of sale, we recorded an immaterial amount of net income (excluding the loss on sale) from discontinued operations related to the business, of which an immaterial amount was attributable to the noncontrolling interest.
As of December 31, 2019, the assets held for sale, liabilities held for sale, and noncontrolling interest of Stahlgruber's Czech Republic business were recorded within Prepaid expenses and other current assets, Other current liabilities, and Noncontrolling interest, respectively, on the Unaudited Condensed Consolidated Balance Sheets.

Note 3. Financial Statement Information
Allowance for Credit Losses
Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected lifetime credit losses was approximately $60 million and $53 million at March 31, 2020 and December 31, 2019, respectively. The increase in our allowance for credit losses since December 31, 2019 is attributable to the $3 million effect of the adoption of ASU No. 2016-13 (see the Recently Adopted Accounting Pronouncements section below for further detail) and an increase in expected lifetime losses primarily attributable to the downturn in the global economy related to the effects of the COVID-19 pandemic.
Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Aftermarket and refurbished products	$2,254,953	$2,297,895
Salvage and remanufactured products	436,132	447,908
Manufactured products	27,545	26,974
Total inventories	$2,718,630	$2,772,777

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of March 31, 2020, manufactured products inventory was composed of $19 million of raw materials, $4 million of work in process, and $5 million of finished goods. As of December 31, 2019, manufactured products inventory was composed of $17 million of raw materials, $3 million of work in process, and $6 million of finished goods.
Net Assets Held for Sale
During 2019, we committed to plans to sell certain businesses in our North America and Europe segments. As a result, these businesses were classified as net assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, resulting in an immaterial net reduction of previously reported impairment charges for the three months ended March 31, 2020, and impairment charges totaling $15 million for the three months ended March 31, 2019 (presented in

(Gain on disposal of business) and impairment of net assets held for sale in the Unaudited Condensed Consolidated Statements of Income).
As of March 31, 2020, there were $15 million of assets held for sale, including $3 million of goodwill that was reclassified as held for sale related to our Europe segment, and $7 million of liabilities held for sale, which were recorded within Prepaid expenses and other current assets and Other current liabilities, respectively, on the Unaudited Condensed Consolidated Balance Sheets. We expect the assets held for sale to be disposed of during the next twelve months. The assets held for sale generated annualized revenue of approximately $81 million during the twelve-month period ended March 31, 2020.
We are required to record net assets of our held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values were based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for our discounted cash flow analysis of the businesses were based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to our estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in our analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of March 31, 2020.
Intangible Assets
Goodwill is tested for impairment at least annually, and we performed our annual impairment tests during the fourth quarter of 2019. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. LKQ’s market capitalization declined by roughly 40% between February 20, 2020, when the Company released its 2019 financial results, and March 31, 2020. While we believe that the decrease was driven by market reaction to COVID-19, the magnitude of the market capitalization decrease was deemed to be a triggering event requiring an interim test of goodwill impairment.
The fair value estimates of our reporting units are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Our projections for the interim impairment test assumed that the COVID-19 impact would be severe, with revenue down by as much as 50% in the second quarter of 2020 compared to our prior forecast used in the 2019 impairment analysis, but temporary, as revenue would improve gradually in the second half of 2020. We expect that cost mitigation actions and cash preservation measures will dampen the negative impact of the projected revenue decline.
Based on the annual goodwill impairment test in 2019, we determined no impairment existed as of the date of that test, as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 25%. The fair values of each of our reporting units have since declined relative to the 2019 test, but in the interim test in the first quarter of 2020, we determined no impairments existed as all reporting units had a fair value estimate that exceeded the carrying value by at least 12%, the level at which our Europe reporting unit exceeded its carrying value.
As the economic impact of the pandemic will be dependent on variables that are difficult to project and in many cases are outside of our control, it is possible that the estimates underlying our interim impairment test may change materially in the next year. Since we prepared the interim impairment analysis in early April, actual revenue has trended favorably relative to our forecast. In the event conditions change that affect our ability to realize the underlying cash flows associated with our goodwill, we may record an impairment charge. As of March 31, 2020, the carrying value of our goodwill was $4.3 billion.
We review indefinite-lived intangible assets for impairment annually or on an interim basis if events or changes in circumstances indicate that the carrying value may not be recoverable. We determined that the effect of the uncertainty relating to the COVID-19 pandemic on our forecasted results represented a change in circumstances indicating that the carrying value of the Warn Industries, Inc. ("Warn") trademark, which is our only indefinite-lived intangible asset, may not be recoverable. As a result, we performed a quantitative impairment test in the first quarter as of March 31, 2020 using the relief-from-royalty method and determined no impairment existed, as the trademark had a fair value estimate which exceeded the carrying value by approximately 9%. As of March 31, 2020, the carrying value of the trademark was $81 million.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $146 million and $139 million as of March 31, 2020 and December 31, 2019, respectively.
Europe Segment
Our investment in unconsolidated subsidiaries in Europe was $127 million and $122 million as of March 31, 2020 and December 31, 2019, respectively. We recorded equity in earnings of $1 million and equity in losses of $41 million during the three months ended March 31, 2020 and March 31, 2019, respectively, mainly related to our investment in Mekonomen AB ("Mekonomen").
On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of its rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of March 31, 2020, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $6 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.
During the three months ended March 31, 2019, we recognized an other-than-temporary impairment charge of $40 million, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share price of SEK 65 as of March 31, 2019. The impairment charge was recorded in Equity in earnings (losses) of unconsolidated subsidiaries in our Unaudited Condensed Consolidated Statements of Income.
Mekonomen announced in March 2020 that it would not make a dividend payment in 2020. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at March 31, 2020 was $67 million (using the Mekonomen share price of SEK 44 as of March 31, 2020) compared to a carrying value of $116 million. We evaluated our investment in Mekonomen for other-than-temporary impairment and concluded the decline in fair value was not other-than-temporary, however, a prolonged impairment may cause us to account for the decline as an other-than-temporary impairment in a future period, resulting in a charge in our Unaudited Condensed Consolidated Statements of Income.
North America Segment
Our investment in unconsolidated subsidiaries in the North America segment was $19 million and $18 million as of March 31, 2020 and December 31, 2019, respectively. We recorded equity in losses of an immaterial amount and equity in earnings of $1 million during the three months ended March 31, 2020 and March 31, 2019, respectively, related to our North America equity investments.
Warranty Reserve
Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three or four year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. These assurance-type warranties are not considered a separate performance obligation, and thus no transaction price is allocated to them. We record the warranty costs in Cost of goods sold in our Unaudited Condensed Consolidated Statements of Income. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2019	$25,441
Warranty expense	16,531
Warranty claims	(14,898)
Balance as of March 31, 2020	$27,074

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
Stockholders' Equity
Treasury Stock
As of December 31, 2019, our Board of Directors had authorized a stock repurchase program under which we may purchase up to $1.0 billion of our common stock from time to time through October 25, 2022. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases.

During the three months ended March 31, 2020, we repurchased 3.3 million shares of common stock for an aggregate price of $88 million. During the three months ended March 31, 2019, we repurchased 2.6 million shares of common stock for an aggregate price of $70 million. As of March 31, 2020, there was $560 million of remaining capacity under our repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.
Noncontrolling Interest
In February 2020, as part of the sale of Stahlgruber's Czech Republic business, we divested the noncontrolling interest of the business, which resulted in a net decrease to Noncontrolling interest of $11 million in our unaudited condensed consolidated financial statements as of March 31, 2020. See Note 2, "Discontinued Operations," for further information.
In December 2019, we modified the shares representing a noncontrolling interest in a subsidiary acquired in connection with the Stahlgruber acquisition and issued new redeemable shares to the minority shareholder. The new redeemable shares contain (i) a put option for all noncontrolling interest shares at a fixed price of $24 million (€21 million) exercisable by the minority shareholder in the fourth quarter of 2023, (ii) a call option for all noncontrolling interest shares at a fixed price of $26 million (€23 million) exercisable by the Company beginning in the first quarter of 2026 through the end of the fourth quarter of 2027, and (iii) a guaranteed dividend to be paid quarterly to the minority shareholder through the fourth quarter of 2023. The new redeemable shares do not provide the minority shareholder with rights to participate in the profits and losses of the subsidiary prior to the exercise date of the put option. As the put option is outside the control of the Company, we recorded a $24 million Redeemable noncontrolling interest at the put option's exercise value outside of permanent equity on our Unaudited Condensed Consolidated Balance Sheets.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
During the first quarter of 2020, we adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), and ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" ("ASU 2018-19"). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the prior “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. We applied ASU 2016-13 and ASU 2018-19 on a modified retrospective basis. As of January 1, 2020, we recorded a cumulative effect adjustment to retained earnings of $3 million.
During the first quarter of 2020, we adopted ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which removes, modifies, and adds certain disclosure requirements in ASC 820. We adopted the provisions of ASU 2018-13 by applying a prospective approach. The adoption of ASU 2018-13 did not have a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, "Income Taxes" (Topic 740) ("ASU 2019-12"), which simplifies the accounting for income taxes and adds guidance to reduce complexity in certain areas. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this standard on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e. as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures, and we have not yet elected an adoption date.

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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2020	2019
North America	$1,107,342	$1,155,698
Europe	1,357,969	1,440,841
Specialty	347,406	352,556
Parts and services	2,812,717	2,949,095
Other	188,218	151,208
Total revenue	$3,000,935	$3,100,303

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

Balance as of January 1, 2020	$27,067
Additional warranty revenue deferred	11,086
Warranty revenue recognized	(11,353)
Balance as of March 31, 2020	$26,800

Other Revenue
Revenue from other sources includes sales of scrap and precious metals (platinum, palladium, and rhodium), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. We derive scrap metal and other precious metals from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from original equipment manufacturers ("OEMs") and other entities that contract with us for secure disposal of "crush only" vehicles. Revenue from the sale of hulks in our wholesale and self service recycling operations is recognized based on a price per ton of delivered material when the customer (processor) collects the scrap. Some adjustments may occur when the customer weighs the scrap at their location, and revenue is adjusted accordingly.
Revenue by Geographic Area
See Note 14, "Segment and Geographic Information" for information related to our revenue by geographic region.

Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $100 million and $56 million, respectively, as of March 31, 2020, and $97 million and $52 million, respectively, as of December 31, 2019. The refund liability is presented separately on the Unaudited Condensed Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $67 million and $108 million as of March 31, 2020 and December 31, 2019, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our unaudited condensed consolidated financial statements.

Note 5. Restructuring and Acquisition Related Expenses
2019 Global Restructuring Program
In the second quarter of 2019, we began implementing a cost reduction initiative, covering all three of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. We have incurred and expect to incur costs for inventory write-downs, employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives.
During the three months ended March 31, 2020, we incurred $3 million of restructuring expenses under this program, primarily related to facility exit costs and employee-related costs. These costs were recorded within Restructuring and acquisition related expenses in the Unaudited Condensed Consolidated Statement of Income during the three months ended March 31, 2020. We expect to incur up to an additional $5 million of expense during the remainder of 2020 to complete the program, for total program costs of $45 million ($37 million was incurred during the year ended December 31, 2019).
2020 Global Restructuring Program
Beginning in the first quarter of 2020, we initiated a further restructuring program aimed at cost reductions across all our reportable segments through the elimination of underperforming assets and cost inefficiencies. These actions are incremental to those initiated as part of the 2019 Global Restructuring Program, and will include costs for inventory write-downs, employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives. We currently estimate we will incur between $50 million and $60 million under this program, and we recognized $2 million during the three months ended March 31, 2020. We may expand this program during the remainder of 2020 as we continue to analyze our cost structure for additional opportunities to eliminate inefficiencies, including actions in response to impacts to the business from COVID-19. These actions may include additional facility closures and severance for employee terminations based on an assessment of projected demand and strategic priorities.
Acquisition Integration Plans
During the three months ended March 31, 2020 and 2019, we incurred $2 million and $3 million of restructuring expenses, respectively, for our acquisition integration plans. These expenses included $1 million and $2 million during the three months ended March 31, 2020 and 2019, respectively, related to the integration of our acquisition of Andrew Page Limited ("Andrew Page"). Future expenses to complete these integration plans are expected to be less than $5 million.
1 LKQ Europe Program
In September 2019, we announced a multi-year program called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. We continue to expect to incur between $45 million and $55 million in personnel and inventory related restructuring charges through 2024 as a result of executing the 1 LKQ Europe program. While certain projects are currently delayed in response to the COVID-19 pandemic, we expect to continue the program once the impacts on our business from COVID-19 have stabilized, although the initiatives and projects included in the program, and our estimates of the related expenditures and timelines, may change in the future depending on the duration and severity of COVID-19 impacts on our business. We may also identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects.

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
The fair value of RSUs that vested during the three months ended March 31, 2020 was $15 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the three months ended March 31, 2020:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2020	1,612,026	$31.72
Granted	777,439	$33.14
Vested	(472,192)	$30.98
Forfeited / Canceled	(12,173)	$33.64
Unvested as of March 31, 2020	1,905,100	$32.47
Expected to vest after March 31, 2020	1,777,842	$32.55	3.3	$36,463

(1)
The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all RSUs vested. This amount changes based on the market price of the Company’s common stock.

In 2019 and 2020, we granted performance-based three-year RSUs ("PSUs") to certain employees, including our executive officers, under our Equity Incentive Plan. As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on the Company's performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the applicable three year performance periods.

The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the three months ended March 31, 2020:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2020	136,170	$27.69
Granted (2)	159,683	$32.21
Unvested as of March 31, 2020	295,853	$30.13
Expected to vest after March 31, 2020	295,853	$30.13	2.2	$6,068

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
Stock Options
Stock options vested over periods of up to five years, subject to a continued service condition. Stock options expired either six years or ten years from the date they were granted. No options were granted during the three months ended March 31, 2020. No options vested during the three months ended March 31, 2020; all of our outstanding options are fully vested.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the three months ended March 31, 2020:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2020	114,594	$12.26
Exercised	(112,472)	$11.88		$2,629
Canceled	(2,122)	$32.31
Balance as of March 31, 2020	—	$—	—	$—

All stock options have been exercised or canceled as of March 31, 2020.
Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $8 million and $6 million, respectively, for the three months ended March 31, 2020 and 2019. As of March 31, 2020, unrecognized compensation expense related to unvested RSUs and PSUs was $59 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from target.

Note 7. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Income from continuing operations	$146,894	$99,063
Denominator for basic earnings per share—Weighted-average shares outstanding	306,238	315,046
Effect of dilutive securities:
RSUs	515	414
PSUs	—	—
Stock options	4	558
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	306,757	316,018
Basic earnings per share from continuing operations	$0.48	$0.31
Diluted earnings per share from continuing operations (1)	$0.48	$0.31

(1)	Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Antidilutive securities:
RSUs	381	599
Stock options	—	32

Note 8. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	March 31, 2020
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(170,893)	$5,358	$(31,934)	$(3,416)	$(200,885)
Pretax (loss) income	(104,060)	4,182	—	—	(99,878)
Income tax effect	—	(984)	—	—	(984)
Reclassification of unrealized (gain) loss	—	(13,707)	114	—	(13,593)
Reclassification of deferred income taxes	—	3,188	6	—	3,194
Disposal of business	95	—	—	—	95
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(1,852)	(1,852)
Ending balance	$(274,858)	$(1,963)	$(31,814)	$(5,268)	$(313,903)

	Three Months Ended
	March 31, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Pretax (loss) income	(9,895)	15,593	—	—	5,698
Income tax effect	—	(3,654)	—	—	(3,654)
Reclassification of unrealized (gain) loss	—	(19,188)	253	—	(18,935)
Reclassification of deferred income taxes	—	4,512	(62)	—	4,450
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(3,463)	(3,463)
Ending balance	$(187,492)	$11,637	$(7,884)	$(7,115)	$(190,854)
The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Unaudited Condensed Consolidated Statements of Income are as follows (in thousands):

		Three Months Ended
		March 31,
	Classification	2020	2019
Unrealized gains on interest rate swaps	Interest expense, net of interest income	$3,296	$1,692
Unrealized gains on cross currency swaps	Interest expense, net of interest income	2,551	4,330
Unrealized gains on cross currency swaps (1)	Other income, net	7,860	13,166
Total		$13,707	$19,188

(1)	The amounts reclassified to Other income, net in our Unaudited Condensed Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.
Net unrealized losses related to our pension plans were reclassified to Other income, net in our Consolidated Statements of Income for the three months ended March 31, 2020 and 2019.
Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 9. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Senior secured credit agreement:
Term loans payable	$336,875	$341,250
Revolving credit facilities	1,562,875	1,268,008
U.S. Notes (2023)	—	600,000
Euro Notes (2024)	551,550	560,650
Euro Notes (2026/28)	1,103,100	1,121,300
Receivables securitization facility	98,400	—
Notes payable through October 2030 at weighted average interest rates of 3.5% and 3.2%, respectively	30,164	26,971
Finance lease obligations at weighted average interest rates of 3.9% and 4.1%, respectively	44,386	40,837
Other debt at weighted average interest rates of 2.1% and 1.8%, respectively	61,205	113,010
Total debt	3,788,555	4,072,026
Less: long-term debt issuance costs	(25,093)	(29,990)
Less: current debt issuance costs	(276)	(280)
Total debt, net of debt issuance costs	3,763,186	4,041,756
Less: current maturities, net of debt issuance costs	(90,965)	(326,367)
Long term debt, net of debt issuance costs	$3,672,221	$3,715,389

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
Amounts outstanding under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which totaled $337 million as of March 31, 2020, are due and payable in quarterly installments equal to approximately $4 million on the last day of each fiscal quarter, with the remaining balance due and payable on January 29, 2024.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at March 31, 2020 and December 31, 2019 were 1.6% at each date. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05%

depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $18 million classified as current maturities at both March 31, 2020 and December 31, 2019. As of March 31, 2020, there were letters of credit outstanding in the aggregate amount of $70 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at March 31, 2020 was $1.5 billion.
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
On January 10, 2020, we redeemed the U.S Notes (2023) at a redemption price equal to 101.583% of the principal amount of the U.S. Notes (2023) plus accrued and unpaid interest thereon to, but not including, January 10, 2020. The total redemption payment was $614 million, including an early-redemption premium of $9 million and accrued and unpaid interest of $4 million. In the first quarter of 2020, we recorded a loss on debt extinguishment of $13 million on the Unaudited Condensed Consolidated Statements of Income related to the redemption due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
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
Euro Notes (2026/28)
On April 9, 2018, LKQ European Holdings B.V. ("LKQ Euro Holdings"), a wholly-owned subsidiary of LKQ Corporation, completed an offering of €1.0 billion aggregate principal amount of senior notes. The offering consisted of €750 million senior notes due 2026 (the "2026 notes") and €250 million senior notes due 2028 (the "2028 notes" and, together with the 2026 notes, the "Euro Notes (2026/28)") in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering, together with borrowings under our senior secured credit facility, were used to (i) finance a portion of the consideration paid for the Stahlgruber acquisition, (ii) for general corporate purposes and (iii) to pay related fees and expenses, including the refinancing of net financial debt. The Euro Notes (2026/28) are governed by the Indenture dated as of April 9, 2018 (the “Euro Notes (2026/28) Indenture”) among LKQ Euro Holdings, LKQ Corporation and certain of our subsidiaries (the “Euro Notes (2026/28) Subsidiaries”), the trustee, paying agent, transfer agent, and registrar.
The 2026 notes and 2028 notes bear interest at rates of 3.625% and 4.125%, respectively, per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Euro Notes (2026/28) is payable in arrears on April 1 and October 1 of each year. The Euro Notes (2026/28) are fully and unconditionally guaranteed by LKQ Corporation and the Euro Notes (2026/28) Subsidiaries (the "Euro Notes (2026/28) Guarantors").
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing on our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling

$116 million and $132 million were collateral for the investment under the receivables facility as of as March 31, 2020 and December 31, 2019, respectively.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) London Interbank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. The outstanding balance was $98 million as of March 31, 2020, and there was no outstanding balance as of December 31, 2019.

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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. Changes in the fair value of the interest rate swap agreements are recorded in Accumulated Other Comprehensive Income (Loss) and are reclassified to Interest expense, net of interest income when the underlying interest payment has an impact on earnings. Our interest rate swap contracts have maturity dates in January 2021 and June 2021.
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
We hold cross currency swaps, which contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. Changes in the fair value of the derivative instruments are recorded in Accumulated Other Comprehensive Income (Loss) and are reclassified to Interest expense, net of interest income and Other income, net when the underlying transactions have an impact on earnings. For certain of the swaps, the notional amount steps down by €4 million quarterly, with the balance maturing at the end of the contract. Our cross currency swaps have maturity dates in October 2020 and January 2021.
The activity related to our cash flow hedges is presented in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

The following tables summarize the notional amounts and fair values of our designated cash flow hedges as of March 31, 2020 and December 31, 2019 (in thousands):

	Notional Amount	Fair Value at March 31, 2020 (USD)
	March 31, 2020	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$—	$1,925	$1,316
Cross currency swap agreements
USD/euro	$462,655	4,789	—	18,292	—
Total cash flow hedges		$4,789	$—	$20,217	$1,316

	Notional Amount	Fair Value at December 31, 2019 (USD)
	December 31, 2019	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$3,262	$—	$—
Cross currency swap agreements
USD/euro	$466,621	2,975	181	970	23,349
Total cash flow hedges		$2,975	$3,443	$970	$23,349

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Prepaid expenses and other current assets and Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets of $5 million and $1 million at March 31, 2020 and December 31, 2019, respectively. The impact of netting the fair values of these contracts would result in a decrease to Other noncurrent assets and Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets of $1 million at December 31, 2019; there would be no impact at March 31, 2020.
The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)." As of March 31, 2020, we estimate that we will reclassify $2 million of derivative gains (net of tax) from Accumulated Other Comprehensive Income (Loss) to Interest expense, net of interest income in our Unaudited Condensed Consolidated Statements of Income within the next 12 months. We estimate that we will also reclassify $3 million of derivative losses (net of tax) from Accumulated Other Comprehensive Income (Loss) to Other income, net in our Unaudited Condensed Consolidated Statements of Income within the next 12 months; the reclassification of derivative losses to Other income, net offsets the projected impact of the remeasurement of the underlying transactions.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at March 31, 2020 and December 31, 2019, along with the effect on our results of operations during the three months ended March 31, 2020 and 2019, were immaterial.

Note 11. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three months ended March 31, 2020, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2020 and December 31, 2019 (in thousands):

	Balance as of March 31, 2020	Fair Value Measurements as of March 31, 2020
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$50,724	$—	$50,724	$—
Cross currency swap agreements	4,789	—	4,789	—
Total Assets	$55,513	$—	$55,513	$—
Liabilities:
Contingent consideration liabilities	$12,069	$—	$—	$12,069
Interest rate swaps	3,241	—	3,241	—
Deferred compensation liabilities	56,395	—	56,395	—
Cross currency swap agreements	18,292	—	18,292	—
Total Liabilities	$89,997	$—	$77,928	$12,069

	Balance as of December 31, 2019	Fair Value Measurements as of December 31, 2019
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$60,637	$—	$60,637	$—
Interest rate swaps	3,262	—	3,262	—
Cross currency swap agreements	3,156	—	3,156	—
Total Assets	$67,055	$—	$67,055	$—
Liabilities:
Contingent consideration liabilities	$11,539	$—	$—	$11,539
Deferred compensation liabilities	63,981	—	63,981	—
Cross currency swap agreements	24,319	—	24,319	—
Total Liabilities	$99,839	$—	$88,300	$11,539

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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both March 31, 2020 and December 31, 2019, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.9 billion and $1.6 billion, respectively. In addition, based on market conditions, the fair value of the outstanding borrowings under the receivables facility approximated the carrying value of $98 million as of March 31, 2020; as of December 31, 2019, there were no outstanding borrowings under the receivables facility. As of December 31, 2019, the fair value of the U.S. Notes (2023) was approximately $609 million compared to a carrying value of $600 million; as of March 31, 2020, there were no outstanding borrowings on the U.S. Notes (2023). As of March 31, 2020 and December 31, 2019, the fair values of the Euro Notes (2024) were approximately $544 million and $632 million compared to carrying values of $552 million and $561 million, respectively. As of March 31, 2020 and December 31, 2019, the fair values of the Euro Notes (2026/28) were $1.0 billion and $1.2 billion compared to a carrying value of $1.1 billion at each date.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2020 and December 31, 2019 to assume these obligations. The fair value of our U.S. Notes (2023) was classified as Level 1 within the fair value hierarchy since it was determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 12. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits. As of March 31, 2020 and December 31, 2019, the aggregate funded status of the defined benefit plans was a liability of $139 million and $142 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.
On June 28, 2019, we approved an amendment to terminate our primary defined benefit plan in the U.S. (the "U.S. Plan") and to freeze all related benefit accruals, effective June 30, 2019. The distribution of the U.S. Plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to occur in 2020. U.S. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, we are currently unable to reasonably estimate either the timing or the final amount of such settlement charges. Based on the valuation performed as of December 31, 2019, the U.S. Plan had an underfunded status of $8 million.
Net periodic benefit cost for our defined benefit plans included the following components for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Service cost	$670	$587
Interest cost	718	985
Expected return on plan assets	(478)	(780)
Amortization of actuarial (gain) loss	114	253
Net periodic benefit cost	$1,024	$1,045

For the three months ended March 31, 2020 and 2019, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other income, net in our Unaudited Condensed Consolidated Statements of Income.

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
Our effective income tax rate for the three months ended March 31, 2020 was 29.2%, compared to 27.1% for the comparable prior year period. The increase is attributable to a higher expected annual effective tax rate in 2020 as a result of the estimated unfavorable impact of the COVID-19 pandemic on the Company’s results of operations. The primary factor in the increase is the impact of lower available interest deductions in certain foreign jurisdictions due to legislative thin capitalization constraints, typically based on profitability. In the current quarter the effective tax rate was reduced 0.8% by favorable discrete items, primarily excess tax benefits on stock-based compensation and deferred tax adjustments as a result of statutory tax rate changes. Net discrete items in the prior year quarter added 0.1% to the effective tax rate. Ongoing uncertainties due to the impact of the COVID-19 pandemic on the Company’s operations for the remainder of 2020 may result in volatile effective tax rates driven generally by the level of profitability and changes in the mix of earnings across the Company’s jurisdictions.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in the U.S. to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Similar legislation was enacted in many of the Company’s international jurisdictions. Tax measures in these legislative actions did not have a material impact on the Company’s results of operations for the three months ended March 31, 2020. As a result of those initiatives, the Company plans to defer the timing of certain income, indirect and payroll tax payments in various jurisdictions, which we currently estimate will result in the deferral of approximately $60 million of 2020 tax payments to 2021 and later.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended March 31, 2020
Revenue:
Third Party	$1,289,935	$1,363,594	$347,406	$—	$3,000,935
Intersegment	260	—	1,176	(1,436)	—
Total segment revenue	$1,290,195	$1,363,594	$348,582	$(1,436)	$3,000,935
Segment EBITDA	$211,438	$78,262	$32,232	$—	$321,932
Depreciation and amortization (1)	23,148	41,095	7,136	—	71,379
Three Months Ended March 31, 2019
Revenue:
Third Party	$1,302,206	$1,445,541	$352,556	$—	$3,100,303
Intersegment	103	—	1,181	(1,284)	—
Total segment revenue	$1,302,309	$1,445,541	$353,737	$(1,284)	$3,100,303
Segment EBITDA	$176,636	$105,298	$37,959	$—	$319,893
Depreciation and amortization (1)	22,239	47,011	6,957	—	76,207

(1)	Amounts presented include depreciation and amortization expense recorded within cost of goods sold.
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

The table below provides a reconciliation of Net Income to EBITDA and Segment EBITDA (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income	$145,979	$99,063
Less: net income attributable to continuing noncontrolling interest	740	1,015
Less: net income attributable to discontinued noncontrolling interest	103	—
Net income attributable to LKQ stockholders	145,136	98,048
Subtract:
Net loss from discontinued operations	(915)	—
Net income attributable to discontinued noncontrolling interest	(103)	—
Net income from continuing operations attributable to LKQ stockholders	146,154	98,048
Add:
Depreciation and amortization	65,495	71,002
Depreciation and amortization - cost of goods sold	5,085	5,205
Depreciation and amortization - restructuring expenses (2)	799	—
Interest expense, net of interest income	25,931	36,089
Loss on debt extinguishment	12,751	—
Provision for income taxes	60,411	51,550
EBITDA	316,626	261,894
Subtract:
Equity in earnings (losses) of unconsolidated subsidiaries (1)	516	(39,549)
Add:
Restructuring and acquisition related expenses (2)	6,171	3,307
Restructuring expenses - cost of goods sold	(4)	—
(Gain on disposal of business) and impairment of net assets held for sale (3)	(249)	15,023
Change in fair value of contingent consideration liabilities	(96)	120
Segment EBITDA	$321,932	$319,893

(1)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," for further information.

(2)
The sum of these two amounts represents the total amount that is reported in Restructuring and acquisition related expenses in our Unaudited Condensed Consolidated Statements of Income. Refer to Note 5, "Restructuring and Acquisition Related Expenses," for further information.

(3)	Refer to "Net Assets Held for Sale" in Note 3, "Financial Statement Information," for further information.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Capital Expenditures
North America	$29,321	$31,234
Europe	13,048	19,577
Specialty	2,169	2,205
Total capital expenditures	$44,538	$53,016

The following table presents assets by reportable segment (in thousands):

	March 31,	December 31,
	2020	2019
Receivables, net
North America	$395,890	$419,452
Europe	657,954	636,216
Specialty	114,782	75,464
Total receivables, net	1,168,626	1,131,132
Inventories
North America	991,753	991,062
Europe	1,318,033	1,401,801
Specialty	408,844	379,914
Total inventories	2,718,630	2,772,777
Property, plant and equipment, net
North America	605,299	610,573
Europe	513,582	538,951
Specialty	83,448	84,876
Total property, plant and equipment, net	1,202,329	1,234,400
Operating lease assets, net
North America	758,400	768,164
Europe	428,414	457,035
Specialty	82,466	83,312
Total operating lease assets, net	1,269,280	1,308,511
Equity method investments
North America	19,141	17,624
Europe (1)	126,718	121,619
Total equity method investments	145,859	139,243
Other unallocated assets	5,849,346	6,193,893
Total assets	$12,354,070	$12,779,956

(1)	Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," for further information.
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
Our largest countries of operation are the U.S., followed by the U.K. and Germany. Additional European operations are located in the Netherlands, Italy, Czech Republic, Belgium, Poland, Slovakia, Austria, and other European countries. Our operations in other countries include wholesale operations in Canada, remanufacturing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue
United States	$1,533,945	$1,542,026
United Kingdom	390,619	412,813
Germany	374,552	386,465
Other countries	701,819	758,999
Total revenue	$3,000,935	$3,100,303

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2020	2019
Long-lived assets
United States	$1,456,104	$1,467,701
Germany	335,771	340,995
United Kingdom	300,143	330,113
Other countries	379,591	404,102
Total long-lived assets	$2,471,609	$2,542,911

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements and information in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the “safe harbor” provisions of such Act.
Forward-looking statements include, but are not limited to, statements regarding our outlook, guidance, expectations, beliefs, hopes, intentions and strategies. Words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” “project” and similar words or expressions are used to identify these forward-looking statements. These statements are subject to a number of risks, uncertainties, assumptions and other factors, including the unfavorable effects of COVID-19, that may cause our actual results, performance or achievements to be materially different. All forward-looking statements are based on information available to us at the time the statements are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K and in our subsequent Quarterly Reports on Form 10-Q (including this Quarterly Report).
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
See "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions and investments.
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. Revenue from other sources includes scrap sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 4, "Revenue Recognition" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2019 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. Other than as described below, there have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the three months ended March 31, 2020.
COVID-19 Projections and Assumptions
We prepared forecasts of future revenues, profits and cash flows to use in multiple analyses, including the interim goodwill impairment test, other impairment tests of long-lived assets, assessments of the recoverability of inventory, determination of customer and supplier rebate balances, calculation of the annual effective tax rate and evaluations of the realizability of deferred tax assets. Our projections assumed that the COVID-19 impact would be severe, with revenue down in the second quarter of 2020 compared to our prior forecasts, but temporary, as revenue would improve gradually in the second half of 2020. We expect that cost mitigation action will dampen the negative impact of the projected revenue decline but still result in a significant reduction in profitability in the second quarter of 2020. We expect profitability to improve with the projected recovery of revenue in the second half of 2020. We forecasted cash flow benefits from reductions to working capital, deferral of tax payments and suspension of capital projects. We expect to generate positive free cash flows in 2020 but at a lower level than 2019.
Because the economic impact of the pandemic is dependent on variables that are difficult to project and in many cases are outside of our control, it is possible that the estimates underlying our analyses may change materially in future periods.
Goodwill and Indefinite-Lived Intangibles Impairment
We are required to test goodwill and indefinite-lived intangible assets for impairment at least annually and between annual tests whenever events indicate that an impairment may exist. When testing goodwill for impairment, we are required to evaluate events and circumstances that may affect the performance of the reporting unit and the extent to which the events and circumstances may impact the future cash flows of the reporting unit to determine whether the fair value of the assets exceeds the carrying value. Developing the estimated future cash flows and fair value of the reporting unit requires management's judgment in projecting revenues and profits, allocation of shared corporate costs, tax rates, capital expenditures, working capital requirements, discount rates and market multiples. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates can change in future periods. If these assumptions or estimates change in the future, we may be required to record impairment charges for these assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.
Our goodwill impairment assessment is performed at the reporting unit level. A reporting unit is an operating segment, or a business one level below an operating segment (the "component" level), for which discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. For the purpose of aggregating our components into reporting units, we review the long-term performance of Segment EBITDA. Additionally, we review qualitative factors such as type or class of customers, nature of products, distribution methods, inventory procurement methods, level of integration, and interdependency of processes across components. Our assessment of the aggregation includes both qualitative and quantitative factors and is based on the facts and circumstances specific to the components.
We have four operating segments: Wholesale – North America, Europe, Specialty and Self Service. Each of these operating segments consists of multiple components that have discrete financial information available that is reviewed by segment management on a regular basis. We have evaluated these components and concluded that the components that compose each of the Wholesale – North America, Europe, Specialty, and Self Service operating segments are economically similar and thus were aggregated into those four separate reporting units for our interim goodwill impairment test in the first quarter of 2020.
Our goodwill would be considered impaired if the carrying value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. Discount rates, growth rates and cash flow projections are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. Impairment may result from, among other things, deterioration in the performance of our reporting units' businesses, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of our reporting units' businesses. To assess the reasonableness of the fair value estimates, we compare the sum of the reporting units’ fair values to the Company’s market capitalization and calculate an implied control premium, which is then evaluated against recent market transactions in our industry, or in the case of our interim test against transactions during the 2008-2009 financial crisis. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results.
We determined no impairments existed on any of our four reporting units when we performed our interim goodwill impairment testing in the first quarter of 2020, as each of those reporting units had a fair value estimate that exceeded the carrying value by at least 12%, the level at which our Europe reporting unit exceeded its carrying value. See Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our interim goodwill impairment test.
We review indefinite-lived intangible assets for impairment annually or on an interim basis if events or changes in circumstances indicate that the carrying value may not be recoverable. We determined that the effect of the uncertainty relating to the COVID-19 pandemic on our forecasted results represented a change in circumstances indicating that the carrying value of the Warn trademark, which is our only indefinite-lived intangible asset, may not be recoverable. As a result, we performed a quantitative impairment test in the first quarter as of March 31, 2020 using the relief-from-royalty method and determined no impairment existed, as the trademark had a fair value estimate which exceeded the carrying value by approximately 9%.

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
1 LKQ Europe Program
We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we have recognized to date and expect to continue to recognize the following:

•
Restructuring expenses - Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe program from which the business will derive no ongoing benefit. See Note 5, “Restructuring and Acquisition Related Expenses” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses and Purchases of property, plant and equipment in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We continue to expect that future costs of the program, reflecting all three categories noted above, will range between $100 million and $125 million for the period from 2020 through 2021 with an additional $80 million to $100 million between 2022 and the projected completion date of the project in 2024. Beginning the second half of March, management delayed certain projects under the 1 LKQ Europe program to reduce expenses and preserve capital in response to the COVID-19 pandemic. We expect to restart these projects once the impacts on our business from COVID-19 have stabilized, although the initiatives and projects included in the program, and our estimates of the related expenditures and timelines, may change in the future depending on the duration and severity of COVID-19 impacts on our business. We may also identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects.
COVID-19 Impact on Our Operations
In late February, the Italian government began placing restrictions on activity as a result of the COVID-19 outbreak. Sales volumes fell as fewer cars were on the road and less maintenance activity was performed. While our Italian operation is an important part of our European business, it represented approximately 10% of the segment’s revenue in 2019, and thus the disruption did not have a material impact on the Company. By mid-March, the COVID-19 impact began spreading across the rest of the geographies where we operate at a very rapid pace. Governments adopted aggressive restrictions on the operation of non-essential businesses and personal movement, which reduced miles driven and collisions. While our businesses have been deemed essential in most jurisdictions in which we operate, the change in behavior driven by the COVID-19 restrictions has negatively impacted our sales volume. Our revenue in each segment declined by significant percentages in the second half of March 2020 and into April. We expect that the volume will remain at these lower levels at least in the short term.
Recognizing the demand changes, we took action in all of our business units to reduce our cost structure. These actions included, but were not limited to, employee furloughs and reductions in force, decreases in hours and overtime, lowering compensation for salaried employees, a hiring freeze, elimination of temporary labor, route consolidation, deferral of projects, and temporary branch closures. We intend to pursue certain financial assistance and relief programs that may be available to us from governments in Europe, primarily in the form of grants to offset personnel expenses; at this time, we are unable to estimate the amount of assistance we may qualify for and receive. We also emphasized the preservation of capital with a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income tax deferrals, and a halt to our share buyback program. However, these actions lagged the revenue impact, which meant they did not significantly offset the negative impact of COVID-19 on our first quarter profitability.

Key Performance Indicators
We believe that organic revenue growth, Segment EBITDA and free cash flow are key performance indicators for our business. Segment EBITDA is our key measure of segment profit or loss reviewed by our chief operating decision maker.  Free cash flow is a financial measure that is not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”).

•
Organic revenue growth - We define organic revenue growth as total revenue growth from continuing operations excluding the effects of acquisitions (i.e. revenue generated from the date of acquisition to the first anniversary of that acquisition) and foreign currency movements (i.e. impact of translating revenue at prior period exchange rates). Organic revenue growth includes incremental sales from both existing and new (i.e. opened within the last twelve months) locations and is derived from expanding business with existing customers, securing new customers and offering additional products and services.  We believe that organic revenue growth is a key performance indicator as this statistic measures our ability to serve and grow our customer base successfully.

•
Segment EBITDA - Refer to Note 14, "Segment and Geographic Information,” in Part I, Item 1 of this Form 10-Q for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

•
Free Cash Flow - We calculate free cash flow as net cash provided by operating activities, less purchases of property, plant and equipment. Free cash flow provides insight into our liquidity and provides useful information to management and investors concerning our cash flow available to meet future debt service obligations and working capital requirements, to make strategic acquisitions and to repurchase stock.

These three key performance indicators are used as targets to determine incentive compensation at various levels of the organization, including senior management.  By using these performance measures, we attempt to motivate a balanced approach to the business that rewards growth, profitability and cash flow generation in a manner that enhances our long-term prospects.

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of goods sold	59.6%	61.0%
Gross margin	40.4%	39.0%
Selling, general and administrative expenses	30.0%	28.9%
Restructuring and acquisition related expenses	0.2%	0.1%
(Gain on disposal of business) and impairment of net assets held for sale	(0.0)%	0.5%
Depreciation and amortization	2.2%	2.3%
Operating income	8.1%	7.2%
Other expense, net	1.2%	1.0%
Income from continuing operations before provision for income taxes	6.9%	6.1%
Provision for income taxes	2.0%	1.7%
Equity in earnings (losses) of unconsolidated subsidiaries	0.0%	(1.3)%
Income from continuing operations	4.9%	3.2%
Net loss from discontinued operations	(0.0)%	—
Net income	4.9%	3.2%
Less: net income attributable to continuing noncontrolling interest	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	0.0%	—
Net income attributable to LKQ stockholders	4.8%	3.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	March 31,		Percentage Change in Revenue
	2020	2019	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$2,812,717	$2,949,095	(3.5)%	0.1%	(1.3)%	(4.6)%
Other revenue	188,218	151,208	23.2%	1.4%	(0.1)%	24.5%
Total revenue	$3,000,935	$3,100,303	(2.2)%	0.2%	(1.2)%	(3.2)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The decline in parts and services revenue of 4.6% represented decreases in segment revenue of 5.8% in Europe, 4.2% in North America and 1.5% in Specialty. Organic parts and services revenue declined by 3.5%, which included a 1.2% positive effect from one additional selling day in the first quarter of 2020, resulting in a per day organic decline of 4.7%. The decline in the first quarter of 2020 is primarily related to the impact of COVID-19 in March 2020 (refer to the "COVID-19 Impact on Our Operations" section above for further details). The increase in other revenue of 24.5% was primarily driven by a $35 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first quarter of 2020 compared to the prior year period.

Cost of Goods Sold. Cost of goods sold decreased to 59.6% of revenue in the three months ended March 31, 2020 from 61.0% of revenue in the three months ended March 31, 2019. Cost of goods sold decreased 1.4% and 0.2% as a result of our North America and Europe segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 30.0% in the three months ended March 31, 2020 from 28.9% in the three months ended March 31, 2019, primarily as a result of a 1.0% increase from our Europe segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020		2019		Change
Restructuring expenses	$6,946	(1)	$2,986	(2)	$3,960
Acquisition related expenses	24		321		(297)
Total restructuring and acquisition related expenses	$6,970		$3,307		$3,663

(1)
Restructuring expenses for the three months ended March 31, 2020 primarily consisted of (i) $3 million related to our 2019 global restructuring program, (ii) $2 million related to our 2020 global restructuring program and (iii) $2 million related to integration costs from acquisitions.

(2)	Restructuring expenses for the three months ended March 31, 2019 primarily consisted of $2 million related to the integration of our acquisition of Andrew Page.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
(Gain on Disposal of Business) and Impairment of Net Assets Held for Sale. We recorded a $15 million impairment charge on net assets held for sale for the three months ended March 31, 2019. See "Net Assets Held for Sale" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2020
	2020	2019	Change
Depreciation	$37,204	$35,821	$1,383	(1)
Amortization	28,291	35,181	(6,890)	(2)
Total depreciation and amortization	$65,495	$71,002	$(5,507)

(1)	Depreciation expense increased by $1 million, primarily due to capital expenditures in our North America segment.

(2)
The decrease in amortization expense primarily reflected (i) decreases of $4 million and $1 million related to our acquisitions of Stahlgruber and Rhiag, respectively, which had lower amortization expense during the three months ended March 31, 2020 compared to the prior year period as a result of the accelerated amortization on the customer relationship intangible assets, and (ii) a decrease of $1 million related to the impact of foreign currency translation, principally due to a decrease in the euro exchange rate during the three months ended March 31, 2020 compared to the prior year period.

Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the three months ended March 31, 2019	$32,238
(Decrease) increase due to:
Interest expense, net of interest income	(10,158)	(1)
Loss on debt extinguishment	12,751	(2)
Other income, net	229	(3)
Net increase	2,822
Other expense, net for the three months ended March 31, 2020	$35,060

(1)
The decrease in interest is primarily related to (i) a $7 million decrease resulting from lower outstanding debt during the three months ended March 31, 2020 compared to the prior year period, (ii) a $3 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period, and (iii) a $1 million decrease from foreign currency translation, primarily related to a decrease in the euro exchange rate during the three months ended March 31, 2020 compared to the prior year period.

(2)
In January 2020, we recorded a loss on debt extinguishment of $13 million related to the redemption of the U.S. Notes (2023) due to the early-redemption premium and the write-off of the unamortized debt issuance costs.

(3)
The decrease in other income primarily consisted of (i) $3 million of proceeds received in the first quarter of 2019 related to an insurance settlement in our North America segment, which did not recur in the first quarter of 2020, partially offset by (ii) several individually immaterial factors that increased Other income, net by $3 million in the aggregate in 2020.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2020 was 29.2%, compared to 27.1% for the comparable prior year period. The increase is attributable to a higher expected annual effective tax rate in 2020 as a result of the estimated unfavorable impact of the COVID-19 pandemic on the Company’s results of operations. The primary factor in the increase is the impact of lower available interest deductions in certain foreign jurisdictions due to legislative thin capitalization constraints, typically based on profitability. In the current quarter the effective tax rate was reduced 0.8% by favorable discrete items, primarily excess tax benefits on stock-based compensation and deferred tax adjustments as a result of statutory tax rate changes. Net discrete items in the prior year quarter added 0.1% to the effective tax rate. Ongoing uncertainties due to the impact of the COVID-19 pandemic on the Company’s operations for the remainder of 2020 may result in volatile effective tax rates driven generally by the level of profitability and changes in the mix of earnings across the Company’s jurisdictions.
Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries for the three months ended March 31, 2020 and 2019 primarily related to our investment in Mekonomen. During the three months ended March 31, 2019, we recorded a $40 million other-than-temporary impairment related to our investment in Mekonomen. See "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended March 31, 2019, the euro, Czech koruna, and pound sterling rates used to translate the 2020 statements of income decreased by 2.9%, 2.5%, and 1.7%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar netted against the positive impact of realized and unrealized currency gains and losses for the three months ended March 31, 2020, resulting in an immaterial impact on diluted earnings per share relative to the prior year period.
Net (Loss) Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net (loss) income attributable to continuing noncontrolling interest for the three months ended March 31, 2020 decreased an immaterial amount compared to the three months ended March 31, 2019. Net income attributable to discontinued noncontrolling interest was immaterial for the three months ended March 31, 2020 and related to the Stahlgruber Czech Republic wholesale business. See Note 2, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.

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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	% of Total Segment Revenue	2019	% of Total Segment Revenue
Third Party Revenue
North America	$1,289,935		$1,302,206
Europe	1,363,594		1,445,541
Specialty	347,406		352,556
Total third party revenue	$3,000,935		$3,100,303
Total Revenue
North America	$1,290,195		$1,302,309
Europe	1,363,594		1,445,541
Specialty	348,582		353,737
Eliminations	(1,436)		(1,284)
Total revenue	$3,000,935		$3,100,303
Segment EBITDA
North America	$211,438	16.4%	$176,636	13.6%
Europe	78,262	5.7%	105,298	7.3%
Specialty	32,232	9.2%	37,959	10.7%

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
North America	2020	2019	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$1,107,342	$1,155,698	(4.2)%	(1)	0.1%	(0.1)%	(4.2)%
Other revenue	182,593	146,508	23.2%	(2)	1.4%	(0.0)%	24.6%
Total third party revenue	$1,289,935	$1,302,206	(1.1)%		0.2%	(0.1)%	(0.9)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue declined despite one more selling day in the first quarter of 2020 compared to the prior year period. On a per day basis, organic revenue declined 5.6%. The organic decline was impacted by collision and liability auto claims being 9.9% lower according to data from CCC Information Services, Inc. ("CCC"), primarily due to COVID-19, for the three months ended March 31, 2020 compared to the prior year period, which adversely impacted volume in wholesale operations. Prior to the pandemic, parts and services organic revenue in North America was slightly less than the same period in the prior year, declining 1.1% through February, principally due to (i) the termination in the fourth quarter of 2019 of an agreement signed in December 2017 for the distribution of batteries which had an unfavorable impact of 0.8% through February 2020 compared to the prior year period, and, to a lesser extent, (ii) milder winter weather conditions compared to the prior year period. During the month of March 2020, parts and services organic revenue declined 13.7% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic (collision and liability auto claims were down approximately 20% in March 2020 according to data from CCC).

(2)
The $34 million year over year organic increase in other revenue primarily related to (i) a $47 million increase in revenue from precious metals (platinum, palladium and rhodium) primarily due to higher prices, partially offset by (ii) a $7 million decrease in revenue from scrap steel and other metals primarily related to lower prices compared to the prior year period, partially offset by increased volumes, (iii) a $3 million decrease in core revenue principally related to decreased volumes, and (iv) a $3 million decrease due to several individually immaterial factors. We expect other revenue growth to moderate in the second quarter of 2020 as purchasing volumes and throughput in our salvage and self service operations decline as a result of the COVID-19 pandemic. Additionally, prices of precious metals have decreased in April 2020 due to a reduction in new car production.

(3)
Acquisition related growth, net, in the first quarter of 2020 reflected revenue from our acquisition of three wholesale businesses and one self service business since the beginning of the first quarter of 2019 through the one-year anniversary of the acquisitions, partially offset by reduced revenue as a result of the disposal of our aviation business in the third quarter of 2019.

Segment EBITDA. Segment EBITDA increased $35 million, or 19.7%, in the first quarter of 2020 with one additional selling day compared to the prior year period. Sequential increases in scrap steel prices in our salvage and self service operations had a favorable impact of $6 million on North America Segment EBITDA during the three months ended March 31, 2020, compared to a $4 million unfavorable impact on the three months ended March 31, 2019. This favorable impact for the three months ended March 31, 2020 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2019	13.6%
Increase (decrease) due to:
Change in gross margin	3.2%	(1)
Change in segment operating expenses	(0.1)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.3)%	(3)
Segment EBITDA for the three months ended March 31, 2020	16.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin primarily reflected favorable impacts of 2.1% from our wholesale operations, 0.9% from self service operations, and 0.2% from the disposal of our aviation business in the third quarter of 2019. The increase in wholesale gross margin was primarily attributable to a positive impact from higher prices of precious metals (platinum, palladium and rhodium) as well as the favorable impact from ongoing margin improvement initiatives compared to the prior year period. The increase in self service gross margin was primarily attributable to higher prices of precious metals and sequential increases in scrap steel prices as lower cost vehicles, which were purchased in the fourth quarter of 2019 during a period of lower scrap prices, were scrapped. Prices for precious metals decreased in April 2020 relative to the first quarter of 2020, and if this trend continues in future months, North America margins will reflect a less favorable margin impact than experienced in the first quarter of 2020.

(2)
The increase in segment operating expenses as a percentage of revenue reflects a net 0.3% negative leverage effect due to (i) an approximate 1.5% negative leverage effect resulting from the $48 million year over year decline in third party parts and services revenue primarily due to COVID-19, partially offset by (ii) an approximate 1.2% positive leverage effect from the increase in other revenue of $36 million due to precious metals and scrap pricing. The incremental precious metals and scrap revenue does not require additional overhead costs, such as commissions and delivery costs, compared to the parts and services revenue. The remaining positive offset of 0.2% was primarily related to productivity and rightsizing efforts.

(3)
The increase in other expense, net and net income attributable to continuing noncontrolling interest was primarily due to nonrecurring proceeds received in the first quarter of 2019 related to an insurance settlement that had a negative year over year impact of 0.3%.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Europe	2020	2019	Organic (1)	Acquisition and Divestiture	Foreign Exchange (2)	Total Change
Parts & services revenue	$1,357,969	$1,440,841	(3.4)%	0.1%	(2.5)%	(5.8)%
Other revenue	5,625	4,700	22.8%	(0.0)%	(3.1)%	19.7%
Total third party revenue	$1,363,594	$1,445,541	(3.3)%	0.1%	(2.5)%	(5.7)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The parts and services organic revenue change for the quarter was affected by having one additional selling day, on average, due to the different selling days in each market compared to the first quarter of 2019. On a per day basis, organic parts and services revenue decreased 4.5%, mainly driven by the COVID-19 pandemic disruptions in almost all of our European operations. Prior to the pandemic, organic revenue in Europe was slightly greater than the same period in the prior year, increasing 0.3% through February, principally driven by the Central and Eastern European region, and to a lesser extent, Germany. During the month of March 2020, organic revenue declined 13.7% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic.

(2)
Compared to the prior year, exchange rates decreased our revenue growth by $36 million, or 2.5%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna during the first quarter of 2020 relative to the prior year period.

Segment EBITDA. Segment EBITDA decreased $27 million, or 25.7%, in the first quarter of 2020 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $3 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the first quarter of 2019. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA decreased by $24 million, or 23.0%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended March 31, 2020.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2019	7.3%
Increase (decrease) due to:
Change in gross margin	0.4%	(1)
Change in segment operating expenses	(2.2)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.2%	(3)
Segment EBITDA for the three months ended March 31, 2020	5.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The increase in gross margin was primarily attributable to margin improvement initiatives supporting the pursuit of profitable revenue growth and the favorable impact of product mix, partially offset by a decrease of 0.5% in our German operations related to lower vendor rebates.

(2)
The increase in segment operating expenses as a percentage of revenue was primarily due to (i) a 1.5% unfavorable leverage effect as a result of the $82 million decrease in revenues, mainly driven by the COVID-19 pandemic, (ii) a 0.4% increase in bad debt expense primarily due to an increase in expected lifetime losses, which in some cases resulted from the COVID-19 pandemic, (iii) a 0.3% increase in non-recurring costs for personnel matters and a loan guarantee, (iv) a 0.3% unfavorable impact from transformation expenses related to the 1 LKQ Europe program, and (v) a 0.2% increase in several individually immaterial operating expenses, partially offset by (vi) a 0.5% decrease in personnel expenses, principally as a result of lower employee costs due to productivity and rightsizing efforts.

(3)	The decrease in other expense, net and net income attributable to continuing noncontrolling interest of 0.2% was mainly due to lower foreign exchange losses compared to the prior period.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Specialty	2020	2019	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$347,406	$352,556	(1.4)%	0.1%	(0.1)%	(1.5)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$347,406	$352,556	(1.4)%	0.1%	(0.1)%	(1.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
Parts and services organic revenue declined despite one more selling day in the first quarter of 2020 compared to the prior year period. On a per day basis, organic revenue declined 2.9%. The organic decline was primarily due to the adverse effects on demand resulting from the COVID-19 pandemic and the cancellation of our main customer conference in March, also due to the COVID-19 pandemic. Prior to the pandemic, organic revenue in Specialty was greater than the same period in the prior year, increasing 4.3% through February, and in line with our expectations as both jobber and drop ship businesses had increased. During the month of March 2020, organic revenue declined 15.1% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic.

Segment EBITDA. Segment EBITDA decreased $6 million, or 15.1%, in the first quarter of 2020 compared to the prior year first quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2019	10.7%
(Decrease) increase due to:
Change in gross margin	(1.1)%	(1)
Change in segment operating expenses	(0.4)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended March 31, 2020	9.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)
The decrease in gross margin reflects unfavorable impacts of (i) 0.9% due to unfavorable product and channel mix in the first quarter of 2020, (ii) 0.6% unfavorable inventory adjustments mainly driven by an increase to our inventory reserves as we have more inventory due to lower sales volumes, increasing excess inventory on hand, partially offset by (iii) 0.4% favorable customer rebates driven by the decline in sales volumes.

(2)
The decrease in segment operating expenses reflects unfavorable impacts of (i) 0.4% due to several individually immaterial operating expenses and (ii) 0.2% related to unfavorable net advertising timing, partially offset by (iii) 0.2% of favorable freight, vehicle and fuel expenses due to a decreased use of third party freight.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019
Cash and cash equivalents	$332,784	$523,020	$316,066
Total debt (1)	3,788,555	4,072,026	4,264,148
Current maturities (2)	91,241	326,648	136,572
Capacity under credit facilities (3)	3,260,000	3,260,000	3,260,000
Availability under credit facilities (3)	1,528,449	1,922,671	1,751,902
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,861,233	2,445,691	2,067,968

(1)	Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $25 million, $30 million and $35 million as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively).

(2)	Debt amounts reflect the gross values to be repaid (excluding immaterial amounts of debt issuance costs as of March 31, 2020, December 31, 2019 and March 31, 2019).

(3)
Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility. Availability under credit facilities is reduced by our outstanding letters of credit.

We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions, paying down outstanding debt or repurchasing our common stock. As we have pursued acquisitions as part of our growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities, senior notes and our receivables securitization facility.
As of March 31, 2020, we had debt outstanding and additional available sources of financing as follows:

•
Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($337 million outstanding at March 31, 2020) and $3.15 billion in revolving credit ($1.6 billion outstanding at March 31, 2020), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $70 million of amounts outstanding under letters of credit

•	Euro Notes (2024) totaling $552 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•
Euro Notes (2026/28) totaling $1.1 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate

•
Receivables securitization facility with availability up to $110 million ($98 million outstanding as of March 31, 2020), maturing in November 2021 and bearing interest at variable commercial paper rates

As of March 31, 2020, we had approximately $1.5 billion available under our credit facilities. Combined with approximately $333 million of cash and cash equivalents at March 31, 2020, we had approximately $1.9 billion in available liquidity, a decrease of $584 million from our available liquidity as of December 31, 2019, which resulted from the redemption of our $600 million U.S. Notes (2023) in January 2020.
We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. To support our liquidity position during the COVID-19 pandemic, we are focused on preserving cash during the expected period of reduced demand. Our action plan to strengthen our current position includes a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income tax deferrals, and a halt to our share buyback program, in addition to the cost saving measures included in the "COVID-19 Impact on Our Operations" section above. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the COVID-19 pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
With $1.9 billion of total liquidity as of March 31, 2020 and $91 million of current maturities, we have access to funds to meet our near term commitments even if the pandemic effect extends longer than our current expectations. We have a surplus of current assets over current liabilities, which further reduces the risk of short term cash shortfalls.
Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of March 31, 2020):

	Covenant Level	Ratio Achieved as of March 31, 2020
Maximum net leverage ratio	4.25:1.00	2.5
Minimum interest coverage ratio	3.00:1.00	11.3
The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
The maximum net leverage ratio decreases to 4.00:1.00 effective with our compliance certificate to be filed for the second quarter of 2020. We currently believe that we will be in compliance with these financial covenants in the second quarter. We are in discussions with our bank group regarding an amendment to allow continued access to borrowings under our credit facility if the COVID-19 pandemic has a severe enough impact on our profitability to raise the risk of breaching the net leverage covenant. We believe that we will reach an agreement with our bank group with respect to such an amendment.

Our Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds on the credit facility, nor will the indentures prohibit our ability to amend the financial covenants under the credit facility as needed.
In the long-term, while we believe that we have adequate capacity under our existing credit facilities, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
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
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate which is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, we hold cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at March 31, 2020 was 1.6%. Including our senior notes and the borrowings under our receivables securitization program, our overall weighted average interest rate on borrowings was 2.6% at March 31, 2020.
After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR, or any establishment of alternative reference rates in the United States, the European Union or elsewhere, on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on our variable rate obligations that currently use LIBOR as a benchmark rate. We are in the process of evaluating our financing obligations and other contracts that refer to LIBOR. Outstanding debt under our Credit Agreement, which constitutes the most significant of our LIBOR-based debt obligations, contains provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternate rate of interest. We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.
Cash interest payments were $14 million for the three months ended March 31, 2020; these payments will increase by approximately $31 million in the second quarter of 2020 as a result of our semi-annual interest payments on our Euro Notes (2024) and Euro Notes (2026/2028). Interest payments on our Euro Notes (2024) and Euro Notes (2026/28) are made in April and October.
We had outstanding credit agreement borrowings of $1.9 billion and $1.6 billion at March 31, 2020 and December 31, 2019, respectively. Of these amounts, $18 million was classified as current maturities at both March 31, 2020 and December 31, 2019.

The scheduled maturities of long-term obligations, inclusive of finance lease obligations, outstanding at March 31, 2020 are as follows (in thousands):

Nine months ending December 31, 2020 (1):	$82,643
Years ending December 31:
2021	129,421
2022	28,975
2023	22,222
2024	2,403,078
Thereafter	1,122,216
Total debt (2)	$3,788,555

(1)	Maturities of long-term obligations due by December 31, 2020 includes $54 million of short-term debt that may be extended beyond the current due date.
(2) The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $25 million as of March 31, 2020).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of March 31, 2020.
As of March 31, 2020, the Company had cash and cash equivalents of $333 million, of which $252 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax and the GILTI regime, a regime of taxation on foreign subsidiary earnings. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
North America	$328,700	$336,100	$(7,400)	(1)
Europe	867,800	938,700	(70,900)	(2)
Specialty	307,300	250,600	56,700	(3)
Total	$1,503,800	$1,525,400	$(21,600)

(1)	In North America, aftermarket purchases during the three months ended March 31, 2020 decreased compared to the prior year period primarily as a result of an increased focus on inventory reduction.

(2)
In our Europe segment, the decrease in purchases during the three months ended March 31, 2020 was primarily driven by a $47 million decrease attributable to all of our European operations due to inventory reduction efforts. There was also a decrease of $25 million attributable to the decrease in the value of the euro, and to a lesser extent, the pound sterling, in the three months ended March 31, 2020 compared to the prior year period.

(3)
Specialty inventory purchases increased $57 million during the three months ended March 31, 2020 compared to the prior year period primarily as a result of increased purchases in January and February to avoid supply issues due to COVID-19 and relatively low comparable purchases during the three months ended March 31, 2019.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019	% Change
North America wholesale salvage cars and trucks	72	74	(2.7)%
Europe wholesale salvage cars and trucks	7	8	(12.5)%
Self service and "crush only" cars	149	139	7.2%
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the three months ended March 31, 2019	$177
Increase (decrease) due to:
Operating income	19	(1)
Non-cash depreciation and amortization expense	(5)	(2)
(Gain on disposal of business) and impairment of net assets held for sale	(15)	(3)
Cash paid for taxes	(10)
Cash paid for interest	1
Working capital accounts: (4)
Receivables, net	141
Inventories	(79)
Accounts payable	(50)
Other operating activities	16	(5)
Net cash provided by operating activities for the three months ended March 31, 2020	$195

(1)	Refer to the Results of Operations - Consolidated section for further information on the increase in operating income.

(2)	Non-cash depreciation and amortization expense decreased compared to the prior year period as discussed in the Results of Operations - Consolidated section.

(3)
Refer to "Net Assets Held for Sale" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the net impairment activity recorded in the first three months of 2020 and 2019.

(4)	Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
Receivables, net was a $141 million greater inflow in 2020 primarily due to greater cash conversion of accounts receivable balances in the first quarter of 2020 in the Europe segment (of $79 million) and the North America segment (of $57 million).
Inventories represented an incremental $79 million in cash outflows in 2020 as a result of inventory increases in the (i) Specialty segment of $44 million due to increased inventory purchases as disclosed in the procurement section above, and (ii) North America segment of $35 million due to a slowdown in converting inventory to cash relative to the prior year caused by declining revenue in March 2020 due to the COVID-19 pandemic. Europe had a minimal impact for the quarter because the reduction in inventory procurement offset the slowdown in converting inventory to cash caused by declining revenue.

Accounts payable produced an incremental $50 million in cash outflows primarily due to the timing of payments compared to the prior year period in the North America segment (of $28 million) and the Europe segment (of $26 million).

(5)	Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $45 million for the three months ended March 31, 2020, compared to $58 million of cash used in investing activities during the three months ended March 31, 2019. We invested $7 million of cash, net of cash acquired, in business acquisitions during the three months ended March 31, 2020 compared to $5 million during the three months ended March 31, 2019. Property, plant and equipment purchases were $45 million in the first three months of 2020 compared to $53 million in the prior year period. The period over period decrease in cash outflows for purchases of property, plant and equipment was due to decreases in all segments. We received $2 million of net proceeds from divestitures of assets or businesses held for sale during the three months ended March 31, 2020; there were no proceeds from divestitures of assets held for sale during the three months ended March 31, 2019.
The following unaudited table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$194,563	$177,225
Less: purchases of property, plant and equipment	44,538	53,016
Free cash flow	$150,025	$124,209
Net cash used in financing activities totaled $335 million for the three months ended March 31, 2020, compared to $133 million used in financing activities during the three months ended March 31, 2019. During the three months ended March 31, 2020, net repayments of our borrowings totaled $230 million compared to $61 million during the three months ended March 31, 2019. The period over period increase in net repayments of our borrowings includes the $600 million repayment of our U.S. Notes (2023) in January 2020. We repurchased $88 million of our common stock in the first quarter of 2020 compared to $70 million in the first quarter of 2019.
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
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 48.9% and 50.3% of our revenue during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.9% change in our consolidated revenue and a 1.9% change in our operating income for the three months ended March 31, 2020. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2020 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of March 31, 2020, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £203 million, €262 million, CAD $130 million, and SEK 270 million under our revolving credit facilities. As of December 31, 2019, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £208 million, €229 million, CAD $130 million, and SEK 270 million under our revolving credit facilities.
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
As of March 31, 2020, we held eight interest rate swap contracts representing a total of $480 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates in January 2021 and June 2021. As of March 31, 2020, the fair value of the interest rate swap contracts was a liability of $3 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of March 31, 2020, we held four cross currency swap agreements for a total notional amount of $463 million (€431 million) with maturity dates in October 2020 and January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and MUFG). As of March 31, 2020, the fair value of the interest rate swap components of the cross currency swaps was a liability of $5 million, and the fair values of the foreign currency forward components were an asset of $5 million and a liability of $13 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 47% of our variable rate debt under our credit facilities at fixed rates at March 31, 2020 compared to 59% at December 31, 2019. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At March 31, 2020, we had approximately $1.1 billion of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $11 million over the next twelve months. Redeeming the U.S. Notes (2023) in January 2020 increased our unhedged variable rate debt by $415 million.

Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals such as platinum, palladium and rhodium). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended March 31, 2020 increased 23% over the average for the fourth quarter of 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2019 Form 10-K for information concerning risks and uncertainties that could negatively impact us. The following represents changes and/or additions to the risks and uncertainties previously disclosed in the 2019 Form 10-K.
Our operating results and financial condition have been and will likely continue to be adversely affected by the COVID-19 pandemic and could be adversely affected by other public health emergencies.
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business and operations. Government authorities in the jurisdictions in which we operate have recommended or mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in various locations, travel restrictions, shelter-in-place orders, and similar measures. These measures have resulted in a significant reduction in miles driven. As a result, we have experienced and expect to continue to experience unpredictable reductions in demand for our products. Although we have been permitted to continue to operate in most of the jurisdictions in which we operate, including in jurisdictions that have mandated the closure of certain businesses, there is no assurance that we will be permitted to continue operations under future government orders or other restrictions.
In order to reduce costs in an attempt to offset reductions in revenue, we have taken various cost-cutting measures, including layoffs and furloughs of thousands of employees. These actions may result in a significant increase in employment-related claims and the associated risks and expenses related thereto. Due to the self-insured nature of our health insurance program, we may be subject to substantial increases in healthcare costs in the event that a significant number of our employees become ill and require medical treatment due to COVID-19 infections. Also, we may suffer workforce shortages due to employees contracting the COVID-19 virus or due to employees being subject to quarantine because of possible exposure to a person who tested positive for the virus. Although we have been taking precautions as recommended by governmental agencies to protect the health and safety of our employees who are continuing to work, we may be subject to claims that we did not take adequate or appropriate measures in this regard. We have also implemented remote work arrangements for many of our employees, which may expose us to an increased risk of cyber-attack or other cyber-security threats.
In the event that the pandemic subsides and business increases, there can be no assurance that we will be able to recall or rehire the appropriate number of employees with the proper skill sets to handle the increase in business.
We are evaluating the applicability of certain financial assistance and relief programs from foreign governments. While we intend to pursue this government assistance where possible and advisable, there is no guarantee as to what amount, if any, we would qualify for and receive.
The COVID-19 pandemic is adversely affecting our business partners, including our suppliers and customers. Depending on the extent of the adverse effects, we may not be able to source sufficient inventory to provide products to our customers even at reduced-demand levels, and the ability of our customers to continue operating or to pay us for our products may be disrupted.
Depending on the length and severity of the adverse effects on our business of the COVID-19 pandemic, we may determine that our goodwill or other long-lived assets have become impaired or that the carrying value of our receivables and inventory may no longer be recoverable.  If either or both occur, we may incur significant charges to our pre-tax income.
Depending on the length and severity of the adverse effects on our business of the COVID-19 pandemic, we may not satisfy one or more of the financial or other covenants in our credit facility. Failure to satisfy any such covenant could inhibit our ability to borrow money under our credit facility should we need to do so or could result in a default under our credit facility. The COVID-19 pandemic has caused severe macroeconomic disruptions, including substantial price volatility in the equities markets, including the price of our common stock, and concerns about the liquidity of the credit markets. These macroeconomic disruptions may also affect our ability to borrow money or otherwise raise cash.

There is uncertainty with respect to the duration and breadth of the COVID-19 pandemic. Moreover, even after the mitigation measures are relaxed by government authorities, the timing and extent of the recovery of the economies in the countries where we operate is difficult to estimate. Thus, the ultimate impact on our business, financial results and financial condition cannot reasonably be estimated at this time; however, we expect our full year 2020 results to be adversely impacted. In addition, even if the adverse effects of the COVID-19 pandemic subside, there is the possibility of a recurrence of COVID-19 or the emergence of a different pandemic or health emergency with similar economic disruptions.

The market price of our common stock may be volatile and could expose us to securities class action litigation.
The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Downturns in the stock market may cause the price of our common stock to decline. The effect on economies around the world of the COVID-19 pandemic has caused severe declines and wide fluctuations in the prices of numerous equity and fixed income securities, including our common stock. Additionally, the market price for our common stock has been in the past, and in the future may be, adversely affected by allegations made or reports issued by short sellers, analysts, activists or others regarding our business model, our management or our financial accounting.

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
The following table summarizes our stock repurchases for the three months ended March 31, 2020 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$648,187
February 1, 2020 - February 29, 2020	300	$29.39	300	$639,371
March 1, 2020 - March 31, 2020	3,000	$26.40	3,000	$560,181
Total	3,300		3,300

Item 6. Exhibits
Exhibits
(b) Exhibits

10.1	Offer Letter to Arnd Franz dated September 27, 2018.
10.2	Services Agreement dated as of November 27, 2018 between LKQ Corporation and Arnd Franz.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2020.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)