Form 10-Q
period 2020-06-30
LKQ CORP
filed 2020-08-04
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At July 30, 2020, the registrant had outstanding an aggregate of 304,292,579 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$2,626,323	$3,248,173	$5,627,258	$6,348,476
Cost of goods sold	1,615,319	2,000,986	3,402,378	3,893,025
Gross margin	1,011,004	1,247,187	2,224,880	2,455,451
Selling, general and administrative expenses	737,369	898,368	1,637,180	1,794,900
Restructuring and acquisition related expenses	24,950	8,377	31,920	11,684
Loss on disposal of businesses and impairment of net assets held for sale	2,485	33,497	2,236	48,520
Depreciation and amortization	65,747	70,834	131,242	141,836
Operating income	180,453	236,111	422,302	458,511
Other expense (income):
Interest expense, net of interest income	25,616	35,884	51,547	71,973
Loss on debt extinguishment	—	—	12,751	—
Other income, net	(8,174)	(5,733)	(11,796)	(9,584)
Total other expense, net	17,442	30,151	52,502	62,389
Income from continuing operations before provision for income taxes	163,011	205,960	369,800	396,122
Provision for income taxes	41,869	55,825	102,280	107,375
Equity in (losses) earnings of unconsolidated subsidiaries	(2,649)	1,572	(2,133)	(37,977)
Income from continuing operations	118,493	151,707	265,387	250,770
Net income (loss) from discontinued operations	277	398	(638)	398
Net income	118,770	152,105	264,749	251,168
Less: net (loss) income attributable to continuing noncontrolling interest	(22)	1,352	718	2,367
Less: net income attributable to discontinued noncontrolling interest	—	192	103	192
Net income attributable to LKQ stockholders	$118,792	$150,561	$263,928	$248,609

Basic earnings per share: (1)
Income from continuing operations	$0.39	$0.49	$0.87	$0.80
Net income (loss) from discontinued operations	0.00	0.00	(0.00)	0.00
Net income	0.39	0.49	0.87	0.80
Less: net (loss) income attributable to continuing noncontrolling interest	(0.00)	0.00	0.00	0.01
Less: net income attributable to discontinued noncontrolling interest	—	0.00	0.00	0.00
Net income attributable to LKQ stockholders	$0.39	$0.48	$0.86	$0.79

Diluted earnings per share: (1)
Income from continuing operations	$0.39	$0.49	$0.87	$0.80
Net income (loss) from discontinued operations	0.00	0.00	(0.00)	0.00
Net income	0.39	0.49	0.87	0.80
Less: net (loss) income attributable to continuing noncontrolling interest	(0.00)	0.00	0.00	0.01
Less: net income attributable to discontinued noncontrolling interest	—	0.00	0.00	0.00
Net income attributable to LKQ stockholders	$0.39	$0.48	$0.86	$0.79
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$118,770	$152,105	$264,749	$251,168
Less: net (loss) income attributable to continuing noncontrolling interest	(22)	1,352	718	2,367
Less: net income attributable to discontinued noncontrolling interest	—	192	103	192
Net income attributable to LKQ stockholders	118,792	150,561	263,928	248,609

Other comprehensive income (loss):
Foreign currency translation, net of tax	31,334	5,602	(72,631)	(4,293)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(31)	(5,650)	(7,352)	(8,387)
Net change in unrealized gains/losses on pension plans, net of tax	1,875	28	1,995	219
Other comprehensive income (loss) from unconsolidated subsidiaries	962	2,321	(890)	(1,142)
Other comprehensive income (loss)	34,140	2,301	(78,878)	(13,603)

Comprehensive income	152,910	154,406	185,871	237,565
Less: comprehensive (loss) income attributable to continuing noncontrolling interest	(22)	1,352	718	2,367
Less: comprehensive income attributable to discontinued noncontrolling interest	—	192	103	192
Comprehensive income attributable to LKQ stockholders	$152,932	$152,862	$185,050	$235,006
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$476,426	$523,020
Receivables, net	1,125,816	1,131,132
Inventories	2,288,293	2,772,777
Prepaid expenses and other current assets	216,438	260,890
Total current assets	4,106,973	4,687,819
Property, plant and equipment, net	1,196,505	1,234,400
Operating lease assets, net	1,272,513	1,308,511
Intangible assets:
Goodwill	4,377,350	4,406,535
Other intangibles, net	798,799	850,338
Equity method investments	136,673	139,243
Other noncurrent assets	146,486	153,110
Total assets	$12,035,299	$12,779,956
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$756,846	$942,795
Accrued expenses:
Accrued payroll-related liabilities	179,470	179,203
Refund liability	103,679	97,314
Value added taxes payable	160,294	46,490
Other accrued expenses	258,490	243,193
Income taxes payable	114,202	26,959
Other current liabilities	67,410	94,664
Current portion of operating lease liabilities	216,177	221,527
Current portion of long-term obligations	93,200	326,367
Total current liabilities	1,949,768	2,178,512
Long-term operating lease liabilities, excluding current portion	1,112,230	1,137,597
Long-term obligations, excluding current portion	3,157,725	3,715,389
Deferred income taxes	299,867	310,129
Other noncurrent liabilities	343,691	365,672
Commitments and contingencies
Redeemable noncontrolling interest	24,077	24,077
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 320,530,156 shares issued and 304,034,241 shares outstanding at June 30, 2020; 319,927,243 shares issued and 306,731,328 shares outstanding at December 31, 2019	3,205	3,199
Additional paid-in capital	1,433,338	1,418,239
Retained earnings	4,401,545	4,140,136
Accumulated other comprehensive loss	(279,763)	(200,885)
Treasury stock, at cost; 16,495,915 shares at June 30, 2020 and 13,195,915 shares at December 31, 2019	(439,819)	(351,813)
Total Company stockholders' equity	5,118,506	5,008,876
Noncontrolling interest	29,435	39,704
Total stockholders' equity	5,147,941	5,048,580
Total liabilities and stockholders' equity	$12,035,299	$12,779,956
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$264,749	$251,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,309	152,361
Impairment of equity method investments	—	39,551
Loss on disposal of businesses and impairment of net assets held for sale	2,236	48,520
Stock-based compensation expense	15,763	13,659
Loss on debt extinguishment	12,751	—
Other	(3,554)	(3,516)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(5,111)	(149,052)
Inventories	445,493	131,229
Prepaid income taxes/income taxes payable	84,125	25,967
Accounts payable	(172,140)	96,888
Other operating assets and liabilities	124,431	31,629
Net cash provided by operating activities	913,052	638,404
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(77,301)	(101,268)
Proceeds from disposals of property, plant and equipment	6,110	1,976
Acquisitions, net of cash acquired	(5,465)	(14,767)
Proceeds from disposal of businesses, net of cash sold	4,602	—
Other investing activities, net	(3,917)	(2,711)
Net cash used in investing activities	(75,971)	(116,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	(9,498)	—
Repayment of U.S. Notes (2023)	(600,000)	—
Borrowings under revolving credit facilities	494,485	312,880
Repayments under revolving credit facilities	(601,480)	(471,439)
Repayments under term loans	(8,750)	(4,375)
Borrowings under receivables securitization facility	111,300	36,600
Repayments under receivables securitization facility	(111,300)	(146,600)
Repayments of other debt, net	(66,073)	(8,367)
Purchase of treasury stock	(88,006)	(190,762)
Other financing activities, net	(10,832)	75
Net cash used in financing activities	(890,154)	(471,988)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,358)	(102)
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,431)	49,544
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	528,387	337,250
Add: Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	6,470	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period	534,857	337,250
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	476,426	386,794
Less: Cash and cash equivalents of discontinued operations, end of period	—	5,372
Cash, cash equivalents and restricted cash, end of period	$476,426	$381,422

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$476,426	$375,967
Restricted cash included in Other noncurrent assets	—	5,455
Cash, cash equivalents and restricted cash, end of period	$476,426	$381,422

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$24,452	$88,001
Interest	55,910	75,259
Supplemental disclosure of noncash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$8,225	$7,568
Leased assets obtained in exchange for new operating lease liabilities	36,458	61,891
Noncash property, plant and equipment additions	7,200	14,227
Notes payable and other financing obligations, including notes issued, debt assumed and settlement of pre-existing balances in connection with business acquisitions and disposals	6,136	45,420
Notes receivable and contingent consideration receivable acquired in connection with disposal of businesses	8,549	—
Contingent consideration liabilities	3,045	5,377
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2020	320,439	$3,204	(16,496)	$(439,819)	$1,425,600	$4,282,753	$(313,903)	$29,484	$4,987,319
Net income (loss)	—	—	—	—	—	118,792	—	(22)	118,770
Other comprehensive income	—	—	—	—	—	—	34,140	—	34,140
Vesting of restricted stock units, net of shares withheld for employee tax	91	1	—	—	(57)	—	—	—	(56)
Stock-based compensation expense	—	—	—	—	7,795	—	—	—	7,795
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(27)	(27)
BALANCE, June 30, 2020	320,530	$3,205	(16,496)	$(439,819)	$1,433,338	$4,401,545	$(279,763)	$29,435	$5,147,941

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2019	318,889	$3,189	(4,915)	$(130,462)	$1,420,685	$3,696,924	$(190,854)	$57,292	$4,856,774
Net income	—	—	—	—	—	150,561	—	1,544	152,105
Other comprehensive income	—	—	—	—	—	—	2,301	—	2,301
Purchase of treasury stock	—	—	(4,400)	(120,300)	—	—	—	—	(120,300)
Vesting of restricted stock units, net of shares withheld for employee tax	68	1	—	—	(78)	—	—	—	(77)
Stock-based compensation expense	—	—	—	—	7,986	—	—	—	7,986
Exercise of stock options	53	0	—	—	536	—	—	—	536
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	162	162
Acquired noncontrolling interest	—	—	—	—	—	—	—	10,261	10,261
BALANCE, June 30, 2019	319,010	$3,190	(9,315)	$(250,762)	$1,429,129	$3,847,485	$(188,553)	$69,259	$4,909,748

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2020	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
Net income	—	—	—	—	—	263,928	—	821	264,749
Other comprehensive loss	—	—	—	—	—	—	(78,878)	—	(78,878)
Purchase of treasury stock	—	—	(3,300)	(88,006)	—	—	—	—	(88,006)
Vesting of restricted stock units, net of shares withheld for employee tax	491	5	—	—	(2,130)	—	—	—	(2,125)
Stock-based compensation expense	—	—	—	—	15,763	—	—	—	15,763
Exercise of stock options	112	1	—	—	1,466	—	—	—	1,467
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	314	314
Adoption of ASU 2016-13 (see Note 3)	—	—	—	—	—	(2,519)	—	—	(2,519)
Disposition of subsidiary with noncontrolling interests(1)	—	—	—	—	—	—	—	(11,404)	(11,404)
BALANCE, June 30, 2020	320,530	$3,205	(16,496)	$(439,819)	$1,433,338	$4,401,545	$(279,763)	$29,435	$5,147,941
(1) The amount disposed of in 2020 relates to discontinued operations. See Note 2, "Discontinued Operations," for further information.

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	318,418	$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752
Net income	—	—	—	—	—	248,609	—	2,559	251,168
Other comprehensive loss	—	—	—	—	—	—	(13,603)	—	(13,603)
Purchase of treasury stock	—	—	(7,043)	(190,762)	—	—	—	—	(190,762)
Vesting of restricted stock units, net of shares withheld for employee tax	371	4	—	—	(1,158)	—	—	—	(1,154)
Stock-based compensation expense	—	—	—	—	13,659	—	—	—	13,659
Exercise of stock options	236	2	—	—	1,868	—	—	—	1,870
Tax withholdings related to net share settlements of stock-based compensation awards	(15)	—	—	—	(428)	—	—	—	(428)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(15)	(15)
Acquired noncontrolling interest	—	—	—	—	—	—	—	10,261	10,261
BALANCE, June 30, 2019	319,010	$3,190	(9,315)	$(250,762)	$1,429,129	$3,847,485	$(188,553)	$69,259	$4,909,748

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
The coronavirus disease 2019 ("COVID-19") pandemic and the resulting governmental actions taken to control the virus have impacted, and are expected to continue to impact, our business in 2020 and into 2021. The effects include, but are not limited to, a reduction in demand for our products and services, liquidity challenges for certain of our customers and suppliers, and organizational changes, such as personnel reductions and route consolidation, driven by cost actions to mitigate the actual and expected revenue decline. We have considered COVID-19 impacts in the preparation of our financial statements and footnotes as of and for the three and six months ended June 30, 2020. Specific disclosures are presented in the following footnotes as applicable.
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
We completed the sale of Stahlgruber's Czech Republic business on February 28, 2020, resulting in a loss on sale of $1 million (presented in Net income (loss) from discontinued operations in the Unaudited Condensed Consolidated Statements of Income). As part of the transaction, we purchased the 48.2% noncontrolling interest from the minority shareholder for a purchase price of €8 million, which included the issuance of €4 million of notes payable, and then concurrently sold 100% of the business for a purchase price of €14 million, which included €7 million of notes receivable. This transaction resulted in a disposition of noncontrolling interest of $11 million. From January 1, 2020 through the date of sale, we recorded an immaterial amount of net income (excluding the loss on sale) from discontinued operations related to the business, of which an immaterial amount was attributable to the noncontrolling interest. During the three months ended June 30, 2020, we recorded an immaterial adjustment related to the loss on disposal of the business.
As of December 31, 2019, the assets held for sale, liabilities held for sale, and noncontrolling interest of Stahlgruber's Czech Republic business were recorded within Prepaid expenses and other current assets, Other current liabilities, and Noncontrolling interest, respectively, on the Unaudited Condensed Consolidated Balance Sheets.

Note 3. Financial Statement Information
Allowance for Credit Losses
Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected lifetime credit losses was approximately $70 million and $53 million at June 30, 2020 and December 31, 2019, respectively. Bad debt expense totaled $24 million and $6 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in our allowance for credit losses since December 31, 2019 is attributable to the $3 million effect of the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") in the first quarter of 2020 (see the Recently Adopted Accounting Pronouncements section below for further details) and an increase in expected lifetime losses primarily attributable to the downturn in the global economy related to the effects of the COVID-19 pandemic.
Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Aftermarket and refurbished products	$1,895,922	$2,297,895
Salvage and remanufactured products	366,699	447,908
Manufactured products	25,672	26,974
Total inventories	$2,288,293	$2,772,777
Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of June 30, 2020, manufactured products inventory was composed of $18 million of raw materials, $3 million of work in process, and $4 million of finished goods. As of December 31, 2019, manufactured products inventory was composed of $17 million of raw materials, $3 million of work in process, and $6 million of finished goods.
Net Assets Held for Sale
During 2019 and the first half of 2020, we committed to plans to sell certain businesses in our North America and Europe segments. As a result, these businesses were classified as net assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, resulting in total impairment charges of $2 million for each of the three and six months ended June 30, 2020 and $33 million and $49 million for the three and six months ended June 30, 2019 (presented in Loss on disposal of businesses and impairment of net assets held for sale in the Unaudited Condensed Consolidated Statements of Income). Excluding the Stahlgruber Czech Republic wholesale business discussed in Note 2, "Discontinued Operations," as of December 31, 2019, there were $19 million of assets held for sale and $9 million of liabilities held for sale, which were recorded within Prepaid expenses and other current assets and Other current liabilities, respectively, on the Unaudited Condensed Consolidated Balance Sheet. As of June 30, 2020, assets and liabilities held for sale were immaterial.
In the second quarter of 2020, we completed the sale of one of these businesses, a non-core telecommunications operation in Germany, resulting in an immaterial loss on sale (presented in Loss on disposal of businesses and impairment of net assets held for sale in the Unaudited Condensed Consolidated Statements of Income). The disposed business was immaterial, generating annualized revenue of approximately $78 million during the twelve-month period ended May 31, 2020.
We are required to record net assets of our held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values were based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for our discounted cash flow analyses of the businesses were based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to our estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in our analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of June 30, 2020.
Intangible Assets
Goodwill and indefinite-lived intangibles are tested for impairment at least annually, and we performed our annual impairment tests during the fourth quarter of 2019. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. LKQ’s market capitalization declined by approximately 40%

between February 20, 2020, when the Company released its 2019 financial results, and March 31, 2020. While we believed that the decrease was driven by market reaction to COVID-19, the magnitude of the market capitalization decrease was deemed to be a triggering event requiring an interim test of goodwill impairment in the first quarter.
The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. At the time of our analysis, our projections for the interim impairment test assumed that the COVID-19 impact would be severe, with revenue down by as much as 50% in the second quarter of 2020 compared to our prior forecast used in the 2019 impairment analysis, but temporary, as revenue would improve gradually in the second half of 2020. We expected that cost mitigation actions and cash preservation measures would dampen the negative impact of the projected revenue decline.
Based on the interim test in the first quarter of 2020, we determined no impairments existed as all reporting units had a fair value estimate that exceeded the carrying value by at least 12%, the level at which our Europe reporting unit exceeded its carrying value.
We did not identify a triggering event in the second quarter that necessitated an interim test of goodwill impairment, as LKQ’s market capitalization increased by approximately 28% between March 31 and June 30, 2020. Actual results for the second quarter were favorable relative to the forecast used in the first quarter interim test.
Leases
We lease certain warehouses, distribution centers, retail stores, office space, land, vehicles and equipment. We determine if an arrangement is a lease at inception. Operating and finance lease right-of-use ("ROU") assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As the implicit rate for most of our leases is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We determine our incremental borrowing rate by analyzing yield curves with consideration of lease term, country and company specific factors. The ROU asset also includes any lease prepayments and excludes lease incentives.
Many of our leases include one or more options to renew, with renewal terms that can extend the lease term from 1 year to 40 years or more. For each lease, we consider whether we are reasonably certain to exercise these options to extend. Other contracts may contain termination options that we assess to determine whether we are reasonably certain not to exercise those options. Certain leases also include options to purchase the leased property. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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
For leases with an initial term of 12 months or less, we have not recognized an ROU asset or lease liability on the Unaudited Condensed Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease terms.
In response to the COVID-19 global pandemic, we have secured rent relief from some of our lessors. The rent relief offered has most often been in the form of rent payment deferrals for one or more months to be paid back over a specified period of time ranging from one month to the remaining term of the lease. In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we are able to account for lease deferrals resulting directly from COVID-19 as if the enforceable rights and obligations for the deferrals existed in the respective contracts at lease inception as long as those concessions do not result in a substantial increase in our lease obligations. As a result, we have been able to apply the relief in most circumstances. Guidance from the FASB Staff Q&A provided methods to account for such rent deferrals, including the option to account for the lease as if no changes to the lease contract were made or to account for the deferred payments as variable lease payments. For the majority of our leases that were affected by rent relief actions, we elected to account for the deferrals as if no changes to the lease contract were made and continued to recognize lease expense, on a straight-line basis, during the deferral period. As of June 30, 2020, payment deferrals totaled $7 million and were recorded in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets. Other concessions consisting of abated rent or discounted rent, without payback, from various landlords of $2 million resulted in reductions to Selling, general and administrative expenses in our Unaudited Condensed Consolidated Statements of Income.

Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $137 million and $139 million as of June 30, 2020 and December 31, 2019, respectively.
Europe Segment
Our investment in unconsolidated subsidiaries in Europe was $121 million and $122 million as of June 30, 2020 and December 31, 2019, respectively. We recorded equity in losses of an immaterial amount and equity in earnings of $1 million during the three and six months ended June 30, 2020, respectively, and equity in earnings of $2 million and equity in losses of $38 million during the three and six months ended June 30, 2019, respectively, mainly related to our investment in Mekonomen AB ("Mekonomen").
On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of its rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of June 30, 2020, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $5 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.
During the three months ended March 31, 2019, we recognized an other-than-temporary impairment charge of $40 million, which represented the difference between the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share price of SEK 65 as of March 31, 2019. The impairment charge was recorded in Equity in (losses) earnings of unconsolidated subsidiaries in our Unaudited Condensed Consolidated Statements of Income.
Mekonomen announced in March 2020 that it would not make a dividend payment in 2020. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at June 30, 2020 was $99 million (using the Mekonomen share price of SEK 66 as of June 30, 2020) compared to a carrying value of $111 million. We evaluated our investment in Mekonomen for other-than-temporary impairment and concluded the decline in fair value was not other-than-temporary; however, a prolonged, material impairment may cause us to account for the decline as an other-than-temporary impairment in a future period, resulting in a charge in our Unaudited Condensed Consolidated Statements of Income.
North America Segment
Our investment in unconsolidated subsidiaries in the North America segment was $15 million and $18 million as of June 30, 2020 and December 31, 2019, respectively. We recorded equity in losses of $3 million during both the three and six months ended June 30, 2020, and equity in losses of $1 million and equity in earnings of an immaterial amount during the three and six months ended June 30, 2019, respectively, related to our North America equity method investments.
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
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2019	$25,441
Warranty expense	30,610
Warranty claims	(27,189)
Balance as of June 30, 2020	$28,862
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

Government Assistance
During the three months ended June 30, 2020, we recorded $33 million in financial assistance from foreign governments, primarily in the form of grants to offset personnel expenses in Europe and Canada. Financial assistance to be received from governments is recorded during the period in which we incur the costs which the assistance is intended to offset (and only if it is probable that we will meet the conditions required under the terms of the assistance). Of the $33 million recorded during the second quarter, $1 million and $32 million were reductions to Cost of goods sold and Selling, general and administrative expenses, respectively, in our Unaudited Condensed Consolidated Statement of Income.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in the U.S. to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Similar legislation was enacted in many of the Company’s international jurisdictions. Tax measures in these legislative actions did not have a material impact on the Company’s results of operations for the six months ended June 30, 2020. Those initiatives did provide the Company with the opportunity to defer the timing of certain income, indirect and payroll tax payments in various jurisdictions. As of June 30, 2020, $160 million and $114 million were recorded in Value added taxes payable and Income taxes payable, respectively, on our Unaudited Condensed Consolidated Balance Sheets, compared to $46 million and $27 million, respectively, as of December 31, 2019. Approximately $175 million to $185 million of payments otherwise due in the second quarter of 2020 were deferred, of which we estimate approximately $125 million to $135 million will be paid during the third quarter of 2020, with the remainder to be paid in the fourth quarter or later.
Stockholders' Equity
Treasury Stock
As of June 30, 2020, our Board of Directors had authorized a stock repurchase program under which we may purchase up to $1.0 billion of our common stock from time to time through October 25, 2022. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases.
During the six months ended June 30, 2020, we repurchased 3.3 million shares of common stock for an aggregate price of $88 million; we did not repurchase any shares during the three months ended June 30, 2020. During the three and six months ended June 30, 2019, we repurchased 4.4 million and 7.0 million shares of common stock for an aggregate price of $120 million and $191 million, respectively. As of June 30, 2020, there was $560 million of remaining capacity under our repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
During the first quarter of 2020, we adopted ASU No. 2016-13 and ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" ("ASU 2018-19"). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the prior “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. We applied ASU 2016-13 and ASU 2018-19 on a modified retrospective basis. As of January 1, 2020, we recorded a cumulative effect adjustment to retained earnings of $3 million.
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
North America	$892,826	$1,165,482	$2,000,168	$2,321,180
Europe	1,206,330	1,510,952	2,564,299	2,951,793
Specialty	404,002	410,263	751,408	762,819
Parts and services	2,503,158	3,086,697	5,315,875	6,035,792
Other	123,165	161,476	311,383	312,684
Total revenue	$2,626,323	$3,248,173	$5,627,258	$6,348,476

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

Balance as of January 1, 2020	$27,067
Additional warranty revenue deferred	20,845
Warranty revenue recognized	(22,473)
Balance as of June 30, 2020	$25,439

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
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $104 million and $58 million, respectively, as of June 30, 2020, and $97 million and $52 million, respectively, as of December 31, 2019. The refund liability is presented separately on the Unaudited Condensed Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $72 million and $108 million as of June 30, 2020 and December 31, 2019, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our unaudited condensed consolidated financial statements.

Note 5. Restructuring and Acquisition Related Expenses
2019 Global Restructuring Program
In the second quarter of 2019, we implemented a cost reduction initiative, covering all three of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. We have incurred and expect to incur costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives.
During the three and six months ended June 30, 2020, we incurred $2 million and $5 million, respectively, of restructuring expenses under this program, primarily related to facility exit costs and employee-related costs. In the three months ended June 30, 2019, costs under the program totaled $5 million, primarily for employee severance. These costs were recorded within Restructuring and acquisition related expenses in the Unaudited Condensed Consolidated Statements of Income during the three and six months ended June 30, 2020 and 2019. We expect to incur between $2 million and $4 million of future costs through 2021 to complete the program, and total program costs will be approximately $45 million ($37 million was incurred during the year ended December 31, 2019). Of the cumulative program costs incurred to date, $27 million, $14 million and $1 million related to our Europe, North America and Specialty segments, respectively.
2020 Global Restructuring Program
Beginning in the first quarter of 2020, we initiated a further restructuring program aimed at cost reductions across all our reportable segments through the elimination of underperforming assets and cost inefficiencies. These actions are incremental to those initiated as part of the 2019 Global Restructuring Program, and include costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives. We expanded this program during the second quarter as we identified additional opportunities to eliminate inefficiencies, including actions in response to impacts to our business from COVID-19.
During the three and six months ended June 30, 2020, we recognized restructuring expenses totaling $25 million and $27 million, respectively, for employee-related costs, facility exit costs and inventory write-downs. Of these expenses, $6 million resulted from inventory impairment charges related to facility consolidation actions and brand rationalizations and was recorded in Cost of goods sold in the Unaudited Condensed Consolidated Statement of Income for the three months ended June 30, 2020. Of the cumulative program costs incurred to date, $17 million, $10 million and $1 million related to our North America, Europe and Specialty segments, respectively. We estimate total costs under the program through its expected completion date in 2022 will be between $65 million and $75 million, of which approximately $40 million, $28 million, and $1 million will be incurred by our Europe, North America and Specialty segments, respectively.
Acquisition Integration Plans
During the three and six months ended June 30, 2020, we incurred $4 million and $5 million of restructuring expenses, respectively, for our acquisition integration plans. These expenses were primarily related to the integration of our operations in Belgium. Future expenses to complete our existing integration plans are expected to be immaterial.
During the three and six months ended June 30, 2019, we incurred $3 million and $6 million of restructuring expenses, respectively, related to our acquisition integration efforts. These expenses included approximately $1 million and $3 million for the three and six months ended June 30, 2019, respectively, related to the integration of our acquisition of Andrew Page Limited.
1 LKQ Europe Program
In September 2019, we announced a multi-year program called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. We continue to expect to incur between $45 million and $55 million in total personnel and inventory related restructuring charges through 2024 as a result of executing the 1 LKQ Europe program. Certain projects were delayed in March 2020 in response to the COVID-19 pandemic. Based on our expectations in the second quarter of 2020 that the impacts on our business from COVID-19 had stabilized, we restarted the program in July 2020 with substantially the same initiatives and projects as prior to the pandemic, although we are evaluating the impact of the delay on our estimates of the related expenditures and timelines. We may also identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects.

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
The fair value of RSUs that vested during the six months ended June 30, 2020 was $17 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the six months ended June 30, 2020:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2020	1,612,026	$31.72
Granted	887,907	$31.71
Vested	(550,661)	$30.94
Forfeited / Canceled	(77,143)	$32.81
Unvested as of June 30, 2020	1,872,129	$31.90
Expected to vest after June 30, 2020	1,660,511	$31.83	3.1	$43,505
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

The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the six months ended June 30, 2020:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2020	136,170	$27.69
Granted (2)	164,152	$31.85
Forfeited / Canceled	(7,375)	$29.65
Unvested as of June 30, 2020	292,947	$29.97
Expected to vest after June 30, 2020	292,947	$29.97	2.0	$7,675
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

Stock Options
Stock options vested over periods of up to five years, subject to a continued service condition. Stock options expired either six years or ten years from the date they were granted. No options were granted during the six months ended June 30, 2020. No options vested during the six months ended June 30, 2020.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the six months ended June 30, 2020:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2020	114,594	$12.26
Exercised	(112,472)	$11.88		$2,629
Canceled	(2,122)	$32.31
Balance as of June 30, 2020	—	$—	—	$—
All stock options were exercised or canceled as of March 31, 2020.
Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $8 million and $16 million for the three and six months ended June 30, 2020, respectively, and $8 million and $14 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, unrecognized compensation expense related to unvested RSUs and PSUs was $51 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from target.

Note 7. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income from continuing operations	$118,493	$151,707	$265,387	$250,770
Denominator for basic earnings per share—Weighted-average shares outstanding	304,001	311,891	305,123	313,460
Effect of dilutive securities:
RSUs	189	315	352	364
PSUs	—	—	—	—
Stock options	—	513	2	536
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	304,190	312,719	305,477	314,360
Basic earnings per share from continuing operations	$0.39	$0.49	$0.87	$0.80
Diluted earnings per share from continuing operations (1)	$0.39	$0.49	$0.87	$0.80

(1) Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Antidilutive securities:
RSUs	1,444	559	913	579
Stock options	—	32	—	32

Note 8. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	June 30, 2020
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(274,858)	$(1,963)	$(31,814)	$(5,268)	$(313,903)
Pretax income (loss)	30,663	(7,807)	—	—	22,856
Income tax effect	—	1,842	—	—	1,842
Reclassification of unrealized loss	—	7,761	2,655	—	10,416
Reclassification of deferred income taxes	—	(1,827)	(780)	—	(2,607)
Disposal of business	671	—	—	—	671
Other comprehensive income from unconsolidated subsidiaries	—	—	—	962	962
Ending balance	$(243,524)	$(1,994)	$(29,939)	$(4,306)	$(279,763)

	Three Months Ended
	June 30, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(187,492)	$11,637	$(7,884)	$(7,115)	$(190,854)
Pretax income (loss)	5,602	(9,418)	—	—	(3,816)
Income tax effect	—	2,230	—	—	2,230
Reclassification of unrealized loss	—	2,013	37	—	2,050
Reclassification of deferred income taxes	—	(475)	(9)	—	(484)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	2,321	2,321
Ending balance	$(181,890)	$5,987	$(7,856)	$(4,794)	$(188,553)

	Six Months Ended
	June 30, 2020
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(170,893)	$5,358	$(31,934)	$(3,416)	$(200,885)
Pretax loss	(73,397)	(3,625)	—	—	(77,022)
Income tax effect	—	858	—	—	858
Reclassification of unrealized (gain) loss	—	(5,946)	2,769	—	(3,177)
Reclassification of deferred income taxes	—	1,361	(774)	—	587
Disposal of business	766	—	—	—	766
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(890)	(890)
Ending balance	$(243,524)	$(1,994)	$(29,939)	$(4,306)	$(279,763)

	Six Months Ended
	June 30, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Pretax (loss) income	(4,293)	6,175	—	—	1,882
Income tax effect	—	(1,424)	—	—	(1,424)
Reclassification of unrealized (gain) loss	—	(17,175)	290	—	(16,885)
Reclassification of deferred income taxes	—	4,037	(71)	—	3,966
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(1,142)	(1,142)
Ending balance	$(181,890)	$5,987	$(7,856)	$(4,794)	$(188,553)

The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Unaudited Condensed Consolidated Statements of Income are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification	2020	2019	2020	2019
Unrealized (losses) gains on interest rate swaps	Interest expense, net of interest income	$(1,769)	$1,763	$1,527	$3,455
Unrealized gains on cross currency swaps	Interest expense, net of interest income	2,796	4,319	5,347	8,649
Unrealized (losses) gains on cross currency swaps (1)	Other income, net	(8,788)	(8,095)	(928)	5,071
Total		$(7,761)	$(2,013)	$5,946	$17,175
(1)The amounts reclassified to Other income, net in our Unaudited Condensed Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.
Net unrealized losses related to our pension plans were reclassified to Other income, net in our Consolidated Statements of Income during each of the six months ended June 30, 2020 and 2019.
Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 9. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Senior secured credit agreement:
Term loans payable	$332,500	$341,250
Revolving credit facilities	1,138,928	1,268,008
U.S. Notes (2023)	—	600,000
Euro Notes (2024)	561,700	560,650
Euro Notes (2026/28)	1,123,400	1,121,300
Receivables securitization facility	—	—
Notes payable through October 2030 at weighted average interest rates of 3.1% and 3.2%, respectively	27,202	26,971
Finance lease obligations at weighted average interest rates of 3.9% and 4.1%, respectively	43,472	40,837
Other debt at weighted average interest rates of 1.3% and 1.8%, respectively	51,251	113,010
Total debt	3,278,453	4,072,026
Less: long-term debt issuance costs	(27,208)	(29,990)
Less: current debt issuance costs	(320)	(280)
Total debt, net of debt issuance costs	3,250,925	4,041,756
Less: current maturities, net of debt issuance costs	(93,200)	(326,367)
Long term debt, net of debt issuance costs	$3,157,725	$3,715,389
Senior Secured Credit Agreement
On June 11, 2020, LKQ Corporation and certain other subsidiaries of LKQ (collectively, the "Borrowers") entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement dated January 29, 2016 (the "Credit Agreement"), which modifies the maximum permitted net leverage ratio through the quarter ending September 30, 2021. Prior to the amendment, the maximum permitted net leverage ratio was 4.00:1.00. After the amendment, the maximum permitted net leverage ratio is (i) 5.00:1.00 for the quarters ending June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021, (ii) 4.50:1.00 for the quarter ending June 30, 2021, and (iii) 4.25:1.00 for the quarter ending September 30, 2021. Beginning with the quarter ending December 31, 2021, the maximum permitted net leverage ratio reverts to the terms in effect prior to the amendment. In the event that the net leverage ratio is greater than 4.00:1.00, the Company would be restricted from repurchasing its shares. We can at any time elect to cancel the modifications to the maximum permitted net leverage ratio and revert to the terms in effect prior to the amendment subject to compliance with the 4.00:1.00 ratio. Amendment No. 4 to the Credit Agreement also made certain other immaterial modifications.
The total availability under the revolving credit facility's multicurrency component is $3.15 billion. Amounts outstanding under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which totaled $333 million as of June 30, 2020, are due and payable in quarterly installments equal to approximately $4 million on the last day of each fiscal quarter, with the remaining balance due and payable on January 29, 2024.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at June 30, 2020 and December 31, 2019 were 1.5% and 1.6%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $18 million classified as current maturities at both June 30, 2020 and December 31, 2019. As of June 30, 2020, there were letters of credit outstanding in the aggregate amount of $70 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at June 30, 2020 was $1.9 billion.
Related to the execution of Amendment No. 4 to the Fourth Amended and Restated Credit Agreement in June 2020, we incurred $4 million of fees, the majority of which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement.
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
Receivables Securitization Facility
On December 20, 2018, we amended the terms of our receivables securitization facility with MUFG Bank, Ltd. ("MUFG") to: (i) extend the term of the facility to November 8, 2021; (ii) increase the maximum amount available to $110 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to MUFG for the benefit of conduit investors and/or financial institutions for cash proceeds. Upon payment of the receivables by customers, rather than remitting to MUFG the amounts collected, LKQ retains such collections as proceeds for the sale of new receivables generated by certain of the ongoing operations of the Company.
The sale of the ownership interest in the receivables is accounted for as a secured borrowing on our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling

$104 million and $132 million were collateral for the investments under the receivables facility as of as June 30, 2020 and December 31, 2019, respectively.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) London Interbank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. There was no outstanding balance as of June 30, 2020 or December 31, 2019.

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
The following tables summarize the notional amounts and fair values of our designated cash flow hedges as of June 30, 2020 and December 31, 2019 (in thousands):

	Notional Amount	Fair Value at June 30, 2020 (USD)
	June 30, 2020	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$—	$3,005	$—
Cross currency swap agreements
USD/euro	$458,689	2,717	—	24,559	—
Total cash flow hedges		$2,717	$—	$27,564	$—

	Notional Amount	Fair Value at December 31, 2019 (USD)
	December 31, 2019	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements
USD denominated	$480,000	$—	$3,262	$—	$—
Cross currency swap agreements
USD/euro	$466,621	2,975	181	970	23,349
Total cash flow hedges		$2,975	$3,443	$970	$23,349

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Prepaid expenses and other current assets and Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets of $3 million and $1 million at June 30, 2020 and December 31, 2019, respectively. The impact of netting the fair values of these contracts would result in a decrease to Other noncurrent assets and Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets of $1 million at December 31, 2019; there would be no impact at June 30, 2020.
The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)." As of June 30, 2020, we estimate that we will reclassify an immaterial amount of derivative losses (net of tax) from Accumulated Other Comprehensive Income (Loss) to Interest expense, net of interest income in our Unaudited Condensed Consolidated Statements of Income within the next 12 months. We estimate that we will also reclassify $2 million of derivative losses (net of tax) from Accumulated Other Comprehensive Income (Loss) to Other income, net in our Unaudited Condensed Consolidated Statements of Income within the next 12 months; the reclassification of derivative losses to Other income, net offsets the projected impact of the remeasurement of the underlying transactions.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at June 30, 2020 and December 31, 2019, along with the effect on our results of operations during the three and six months ended June 30, 2020 and 2019, were immaterial.

Note 11. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and six months ended June 30, 2020, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance as of June 30, 2020	Fair Value Measurements as of June 30, 2020
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$59,599	$—	$59,599	$—
Cross currency swap agreements	2,717	—	2,717	—
Total Assets	$62,316	$—	$62,316	$—
Liabilities:
Contingent consideration liabilities	$11,914	$—	$—	$11,914
Interest rate swaps	3,005	—	3,005	—
Deferred compensation liabilities	63,863	—	63,863	—
Cross currency swap agreements	24,559	—	24,559	—
Total Liabilities	$103,341	$—	$91,427	$11,914

	Balance as of December 31, 2019	Fair Value Measurements as of December 31, 2019
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$60,637	$—	$60,637	$—
Interest rate swaps	3,262	—	3,262	—
Cross currency swap agreements	3,156	—	3,156	—
Total Assets	$67,055	$—	$67,055	$—
Liabilities:
Contingent consideration liabilities	$11,539	$—	$—	$11,539
Deferred compensation liabilities	63,981	—	63,981	—
Cross currency swap agreements	24,319	—	24,319	—
Total Liabilities	$99,839	$—	$88,300	$11,539

The cash surrender value of life insurance is included in Other noncurrent assets on our Unaudited Condensed Consolidated Balance Sheets. The current portion of contingent consideration liabilities is included in Other current liabilities on our Unaudited Condensed Consolidated Balance Sheets; the noncurrent portion of deferred compensation liabilities and contingent consideration liabilities is included in Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps and cross currency swap agreements is presented in Note 10, "Derivative Instruments and Hedging Activities."
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both June 30, 2020 and December 31, 2019, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.5 billion and $1.6 billion, respectively. As of June 30, 2020 and December 31, 2019 there were no outstanding borrowings under the receivables facility. As of December 31, 2019, the fair value of the U.S. Notes (2023) was approximately $609 million compared to a carrying value of $600 million; as of June 30, 2020, there were no outstanding borrowings on the U.S. Notes (2023). As of June 30, 2020 and December 31, 2019, the fair values of the Euro Notes (2024) were approximately $583 million and $632 million, respectively, compared to carrying values of $562 million and $561 million, respectively. As of June 30, 2020 and December 31, 2019, the fair value of the Euro Notes (2026/28) was $1.2 billion at each date, compared to a carrying value of $1.1 billion at each date.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2020 and December 31, 2019 to assume these obligations. The fair value of our U.S. Notes (2023) was classified as Level 1 within the fair value hierarchy since it was determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 12. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits. As of each of June 30, 2020 and December 31, 2019, the aggregate funded status of the defined benefit plans was a liability of $142 million, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.
On June 28, 2019, we approved an amendment to terminate our primary defined benefit plan in the U.S. (the "U.S. Plan") and to freeze all related benefit accruals, effective June 30, 2019. U.S. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. During the quarter ended June 30, 2020, participants were able to elect lump-sum distributions. As a result of these elections and subsequent payments, we reclassified $2 million of unrealized loss from Accumulated Other Comprehensive Income to Other income, net in our Unaudited Condensed Consolidated Statements of Income as of June 30, 2020 to reflect the partial settlement of the plan. We expect to settle the remaining obligations under the plan by the end of 2020 through the purchase of annuity contracts. Actuarial valuations to support settlement entries will be completed upon the finalization of lump sum distributions during the third quarter of 2020 and then additionally in the fourth quarter upon the purchase of annuity contracts. We expect that these valuations will result in additional charges recognized through Other income, net, but are unable to quantify them at this time.
Net periodic benefit cost for our defined benefit plans included the following components for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$856	$1,074	$1,526	$1,661
Interest cost	731	1,010	1,449	1,995
Expected return on plan assets	(662)	(560)	(1,140)	(1,340)
Amortization of actuarial loss	555	37	669	290
Settlement loss	2,100	—	2,100	—
Net periodic benefit cost	$3,580	$1,561	$4,604	$2,606
For the three and six months ended June 30, 2020 and 2019, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other income, net in our Unaudited Condensed Consolidated Statements of Income.

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
Our effective income tax rate for the six months ended June 30, 2020 was 27.7%, compared to 27.1% for the comparable prior year period. The increase is attributable to a higher expected annual effective tax rate in 2020 as a result of the estimated unfavorable impact of the COVID-19 pandemic on the Company’s results of operations. The primary factor in the increase is the impact of lower available interest deductions in certain foreign jurisdictions due to legislative thin capitalization constraints, typically based on profitability. For the six months ended June 30, 2020, the effective tax rate was reduced 0.3% by favorable discrete items, primarily excess tax benefits on stock-based compensation and deferred tax adjustments as a result of statutory tax rate changes. Net discrete items for the six months ended June 30, 2019 added 0.1% to the effective tax rate. Ongoing uncertainties due to the impact of the COVID-19 pandemic on the Company’s operations for the remainder of 2020 may result in volatile effective tax rates driven generally by the level of profitability and changes in the mix of earnings across the Company’s jurisdictions.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended June 30, 2020
Revenue:
Third Party	$1,011,136	$1,211,185	$404,002	$—	$2,626,323
Intersegment	259	—	872	(1,131)	—
Total segment revenue	$1,011,395	$1,211,185	$404,874	$(1,131)	$2,626,323
Segment EBITDA	$149,554	$89,387	$52,233	$—	$291,174
Depreciation and amortization (1)	25,050	40,493	7,387	—	72,930
Three Months Ended June 30, 2019
Revenue:
Third Party	$1,321,670	$1,516,240	$410,263	$—	$3,248,173
Intersegment	96	—	1,373	(1,469)	—
Total segment revenue	$1,321,766	$1,516,240	$411,636	$(1,469)	$3,248,173
Segment EBITDA	$190,048	$116,281	$52,367	$—	$358,696
Depreciation and amortization (1)	22,425	46,774	6,955	—	76,154

	North America	Europe	Specialty	Eliminations	Consolidated
Six Months Ended June 30, 2020
Revenue:
Third Party	$2,301,071	$2,574,779	$751,408	$—	$5,627,258
Intersegment	519	—	2,048	(2,567)	—
Total segment revenue	$2,301,590	$2,574,779	$753,456	$(2,567)	$5,627,258
Segment EBITDA	$360,992	$167,649	$84,465	$—	$613,106
Depreciation and amortization (1)	48,198	81,588	14,523	—	144,309
Six Months Ended June 30, 2019
Revenue:
Third Party	$2,623,876	$2,961,781	$762,819	$—	$6,348,476
Intersegment	199	—	2,554	(2,753)	—
Total segment revenue	$2,624,075	$2,961,781	$765,373	$(2,753)	$6,348,476
Segment EBITDA	$366,684	$221,579	$90,326	$—	$678,589
Depreciation and amortization (1)	44,664	93,785	13,912	—	152,361
(1) Amounts presented include depreciation and amortization expense recorded within cost of goods sold and restructuring expense.

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
The table below provides a reconciliation of Net Income to EBITDA and Segment EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$118,770	$152,105	$264,749	$251,168
Less: net (loss) income attributable to continuing noncontrolling interest	(22)	1,352	718	2,367
Less: net income attributable to discontinued noncontrolling interest	—	192	103	192
Net income attributable to LKQ stockholders	118,792	150,561	263,928	248,609
Subtract:
Net income (loss) from discontinued operations	277	398	(638)	398
Net income attributable to discontinued noncontrolling interest	—	(192)	(103)	(192)
Net income from continuing operations attributable to LKQ stockholders	118,515	150,355	264,669	248,403
Add:
Depreciation and amortization	65,747	70,834	131,242	141,836
Depreciation and amortization - cost of goods sold	4,010	5,320	9,095	10,525
Depreciation and amortization - restructuring expenses (1)	3,173	—	3,972	—
Interest expense, net of interest income	25,616	35,884	51,547	71,973
Loss on debt extinguishment	—	—	12,751	—
Provision for income taxes	41,869	55,825	102,280	107,375
EBITDA	258,930	318,218	575,556	580,112
Subtract:
Equity in (losses) earnings of unconsolidated subsidiaries (2)	(2,649)	1,572	(2,133)	(37,977)
Add:
Restructuring and acquisition related expenses (1)	21,777	8,377	27,948	11,684
Restructuring expenses - cost of goods sold	5,665	—	5,661	—
Loss on disposal of businesses and impairment of net assets held for sale (3)	2,485	33,497	2,236	48,520
Change in fair value of contingent consideration liabilities	(332)	176	(428)	296
Segment EBITDA	$291,174	$358,696	$613,106	$678,589
(1) The sum of these two captions represents the total amount that is reported in Restructuring and acquisition related expenses in our Unaudited Condensed Consolidated Statements of Income. Refer to Note 5, "Restructuring and Acquisition Related Expenses," for further information.
(2) Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," for further information.
(3) Refer to "Net Assets Held for Sale" in Note 3, "Financial Statement Information," for further information.

The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Capital Expenditures
North America	$10,892	$23,169	$40,213	$54,403
Europe	19,502	21,840	32,550	41,417
Specialty	2,369	3,243	4,538	5,448
Total capital expenditures	$32,763	$48,252	$77,301	$101,268

The following table presents assets by reportable segment (in thousands):

	June 30,	December 31,
	2020	2019
Receivables, net
North America	$355,421	$419,452
Europe	629,355	636,216
Specialty	141,040	75,464
Total receivables, net	1,125,816	1,131,132
Inventories
North America	829,049	991,062
Europe	1,223,628	1,401,801
Specialty	235,616	379,914
Total inventories	2,288,293	2,772,777
Property, plant and equipment, net
North America	587,230	610,573
Europe	527,255	538,951
Specialty	82,020	84,876
Total property, plant and equipment, net	1,196,505	1,234,400
Operating lease assets, net
North America	756,128	768,164
Europe	434,221	457,035
Specialty	82,164	83,312
Total operating lease assets, net	1,272,513	1,308,511
Equity method investments
North America	15,299	17,624
Europe	121,374	121,619
Total equity method investments	136,673	139,243
Other unallocated assets	6,015,499	6,193,893
Total assets	$12,035,299	$12,779,956

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
Our largest countries of operation are the U.S., followed by Germany and the U.K. Additional European operations are located in the Netherlands, Italy, Czech Republic, Belgium, Austria, Slovakia, Poland, and other European countries. Our operations in other countries include wholesale operations in Canada, remanufacturing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India. Our net sales are attributed to geographic area based on the location of the selling operation.
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
United States	$1,330,543	$1,613,417	$2,864,489	$3,155,443
Germany	359,134	415,947	733,686	802,412
United Kingdom	278,419	409,765	669,038	822,578
Other countries	658,227	809,044	1,360,045	1,568,043
Total revenue	$2,626,323	$3,248,173	$5,627,258	$6,348,476

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2020	2019
Long-lived assets
United States	$1,435,244	$1,467,701
Germany	340,681	340,995
United Kingdom	286,952	330,113
Other countries	406,141	404,102
Total long-lived assets	$2,469,018	$2,542,911

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
We are a leading provider of alternative vehicle collision replacement products and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in Germany, the United Kingdom, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada.
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
See "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our investments.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2019 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. Other than as described below, there have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2020.
COVID-19 Projections and Assumptions
In the first and second quarters of 2020, we prepared forecasts of future revenues, profits and cash flows to use in multiple analyses, including the interim goodwill impairment test, other impairment tests of long-lived assets, assessments of the recoverability of inventory, determination of customer and supplier rebate balances, calculation of the annual effective tax rate and evaluations of the realizability of deferred tax assets. Our first quarter projections assumed that the COVID-19 impact would be severe, with revenue down in the second quarter of 2020 compared to our prior forecasts, but temporary, as revenue would improve gradually in the second half of 2020. We expected that cost mitigation actions would dampen the negative impact of the projected revenue decline but still result in a significant reduction in profitability in the second quarter of 2020. Actual results for the three months ended June 30, 2020 tracked in the same direction as our forecast, but the decline was significantly less severe than projected. Our updated forecasts for use in preparing the June 30 financial statements reflect a further recovery in revenue and profitability in the second half but with amounts still below the comparable prior year period. We expect to generate positive free cash flows in the second half of 2020 but at a lower level than the first half of the year.
As the economic impact of the pandemic is dependent on variables that are difficult to project and in many cases are outside of our control, it is possible that the estimates underlying our analyses may change materially in future periods. This is particularly the case because it appears that the prevalence of the virus outbreak fluctuates depending on various factors, including the level of economic and social activity in a region.
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
We determined no impairments existed on any of our four reporting units when we performed our interim goodwill impairment testing in the first quarter of 2020, as each of those reporting units had a fair value estimate that exceeded the carrying value by at least 12%, the level at which our Europe reporting unit exceeded its carrying value. We did not identify a triggering event in the second quarter that necessitated an interim test of goodwill impairment. See Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our interim goodwill impairment test.
We review indefinite-lived intangible assets for impairment annually or on an interim basis if events or changes in circumstances indicate that the carrying value may not be recoverable. We determined that the effect of the uncertainty relating to the COVID-19 pandemic on our forecasted results represented a change in circumstances indicating that the carrying value of the Warn trademark, which is our only indefinite-lived intangible asset, may not be recoverable. As a result, we performed a quantitative impairment test in the first quarter as of March 31, 2020 using the relief-from-royalty method and determined no impairment existed, as the trademark had a fair value estimate which exceeded the carrying value by approximately 9%. We did not identify a triggering event in the second quarter that necessitated an interim test of impairment.
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
1 LKQ Europe Program
We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we have recognized to date and expect to continue to recognize the following:

•Restructuring expenses - Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe program from which the business will derive no ongoing benefit. See Note 5, “Restructuring and Acquisition Related Expenses” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
•Transformation expenses - Period costs incurred to execute the 1 LKQ Europe program that are expected to contribute to ongoing benefits to the business (e.g. non-capitalizable implementation costs related to a common ERP system). These expenses are recorded in Selling, general and administrative expenses.
•Transformation capital expenditures - Capitalizable costs for long-lived assets, such as software and facilities, that directly relate to the execution of the 1 LKQ Europe program.

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses and Purchases of property, plant and equipment in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We continue to expect that costs of the program, reflecting all three categories noted above, will range between $100 million and $125 million for the period from 2020 through 2021 with an additional $80 million to $100 million between 2022 and the original projected completion date of the project in 2024. Beginning in the second half of March, management delayed certain projects under the 1 LKQ Europe program to reduce expenses and preserve capital in response to the COVID-19 pandemic. Based on our expectations in the second quarter of 2020 that the impacts on our business from COVID-19 had stabilized, we restarted the program in July 2020 with substantially the same initiatives and projects as prior to the pandemic, although we are evaluating the impact of the delay on our estimates of the related expenditures and timelines. We may also identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects.
COVID-19 Impact on Our Operations
In late February 2020, the Italian government began placing restrictions on activity as a result of the COVID-19 outbreak. Sales volumes fell as fewer cars were on the road and less maintenance activity was performed. While our Italian operation is an important part of our European business, it represented approximately 10% of the segment’s revenue in 2019, and thus the disruption did not have a material impact on the Company. By mid-March, the COVID-19 impact began spreading across the rest of the geographies where we operate at a very rapid pace. Governments adopted aggressive restrictions on the operation of non-essential businesses and personal movement, which reduced miles driven and collisions. While our businesses have been deemed essential in most jurisdictions in which we operate, the change in behavior driven by the COVID-19 restrictions negatively impacted our sales volume. Our organic parts and services revenue declined by 16.8% in the second quarter of 2020, relative to the comparable prior period, but showed improvement over the quarter as governments gradually lifted restrictions for nonessential businesses and personal movement. As anticipated, April experienced the most negative revenue impact, with organic parts and services revenue (on a per day basis) down 30.3%. As movement restrictions lessened in May and June, we experienced organic parts and services revenue (on a per day basis) declines of 13.2% and 7.3%, respectively. However, the pace of improvement has flattened into July as the increasing level of COVID-19 cases, especially in the United States, appears to have slowed the recovery. In the second half of 2020, we expect revenue to decrease on a year over year basis, but at a lower rate than reported for the first half. This expectation is based on the assumption that there will not be a recurrence in the second half of 2020 of the extensive lockdown measures taken in March and April. Such measures may materialize with the expansion of economic and social activity in a region if the prevalence of the virus outbreak increases as a result thereof.
Recognizing the demand changes in the first quarter of 2020, we took action in all of our business units to reduce our cost structure. These actions included, but were not limited to, employee furloughs and reductions in force, decreases in hours and overtime, lowering compensation for salaried employees, a hiring freeze, elimination of temporary labor, route consolidation, deferral of projects, and temporary branch closures. These cost actions contributed to a reduction of approximately 18% of quarterly selling, general and administrative expenses compared to our first quarter 2020 run rate. We estimate that the cost actions generated an additional $10 million benefit in cost of goods sold. Some of the savings from the cost actions were delayed as we paid out vacation balances in April and covered medical benefits for employees in the United States during their furlough period. We pursued certain financial assistance and relief programs that were available to us from governments in Europe and Canada, primarily in the form of grants to offset personnel expenses; through June 30, 2020, we qualified for $33 million of assistance, and we estimate that we may qualify for additional assistance in the second half of 2020, but at a lower level than we received in the second quarter of 2020. However, these actions lagged the revenue impact, which meant there was a negative timing impact of COVID-19 on our first half profitability in addition to the negative effect from reduced revenue. If our revenue increases in the second half of 2020 as projected, we still expect that some of the costs that were reduced as a result of COVID-19 will remain at a lower level; the management team has been implementing productivity initiatives to create lower cost structures going forward. We also emphasized the preservation of capital with a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax payment deferrals, and suspension of our share buyback program. This focus was successful as we improved our liquidity position relative to March 31 despite a decline in profitability.
One of our top priorities is the health and safety of our employees, customers and the communities in which we operate. We are using our best efforts to follow all governmental instructions and safety guidelines with respect to the operations of our facilities. We have implemented protocols across our business units to help ensure the health and safety of our employees, customers and communities including, but not limited to: restricting access to and enhancing cleaning and disinfecting protocols of our facilities; use of personal protection equipment; adhering to social distancing guidelines; instituting remote work arrangements for many of our employees; and restricting travel.

See the Results of Operations and Liquidity sections for further detail on the year over year trends.

Key Performance Indicators
We believe that organic revenue growth, Segment EBITDA and free cash flow are key performance indicators for our business. Segment EBITDA is our key measure of segment profit or loss reviewed by our chief operating decision maker.  Free cash flow is a financial measure that is not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”).
•Organic revenue growth - We define organic revenue growth as total revenue growth from continuing operations excluding the effects of acquisitions and divestitures (i.e. revenue generated from the date of acquisition to the first anniversary of that acquisition, net of reduced revenue due to the disposal of businesses) and foreign currency movements (i.e. impact of translating revenue at prior period exchange rates). Organic revenue growth includes incremental sales from both existing and new (i.e. opened within the last twelve months) locations and is derived from expanding business with existing customers, securing new customers and offering additional products and services. We believe that organic revenue growth is a key performance indicator as this statistic measures our ability to serve and grow our customer base successfully.
•Segment EBITDA - Refer to Note 14, "Segment and Geographic Information,” in Part I, Item 1 of this Form 10-Q for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.
•Free Cash Flow - We calculate free cash flow as net cash provided by operating activities, less purchases of property, plant and equipment. Free cash flow provides insight into our liquidity and provides useful information to management and investors concerning our cash flow available to meet future debt service obligations and working capital requirements, to make strategic acquisitions and to repurchase stock.
These three key performance indicators are used as targets to determine incentive compensation at various levels of the organization, including senior management.  By using these performance measures, we attempt to motivate a balanced approach to the business that rewards growth, profitability and cash flow generation in a manner that enhances our long-term prospects.

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.5%	61.6%	60.5%	61.3%
Gross margin	38.5%	38.4%	39.5%	38.7%
Selling, general and administrative expenses	28.1%	27.7%	29.1%	28.3%
Restructuring and acquisition related expenses	0.9%	0.3%	0.6%	0.2%
Loss on disposal of businesses and impairment of net assets held for sale	0.1%	1.0%	0.0%	0.8%
Depreciation and amortization	2.5%	2.2%	2.3%	2.2%
Operating income	6.9%	7.3%	7.5%	7.2%
Other expense, net	0.7%	0.9%	0.9%	1.0%
Income from continuing operations before provision for income taxes	6.2%	6.3%	6.6%	6.2%
Provision for income taxes	1.6%	1.7%	1.8%	1.7%
Equity in (losses) earnings of unconsolidated subsidiaries	(0.1)%	0.0%	(0.0)%	(0.6)%
Income from continuing operations	4.5%	4.7%	4.7%	4.0%
Net income (loss) from discontinued operations	0.0%	0.0%	(0.0)%	0.0%
Net income	4.5%	4.7%	4.7%	4.0%
Less: net (loss) income attributable to continuing noncontrolling interest	(0.0)%	0.0%	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	—%	0.0%	0.0%	0.0%
Net income attributable to LKQ stockholders	4.5%	4.6%	4.7%	3.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	June 30,		Percentage Change in Revenue
	2020	2019	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$2,503,158	$3,086,697	(16.8)%	(0.5)%	(1.5)%	(18.9)%
Other revenue	123,165	161,476	(23.7)%	0.1%	(0.1)%	(23.7)%
Total revenue	$2,626,323	$3,248,173	(17.2)%	(0.5)%	(1.5)%	(19.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The decline in parts and services revenue of 18.9% represented decreases in segment revenue of 23.4% in North America, 20.2% in Europe, and 1.5% in Specialty. Organic parts and services revenue declined by 16.8% in the second quarter of 2020 primarily related to the impact of COVID-19 (refer to the "COVID-19 Impact on Our Operations" section above for further details). The decrease in other revenue of 23.7% was primarily driven by a $38 million organic decrease, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the second quarter of 2020 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 61.5% of revenue in the three months ended June 30, 2020 from 61.6% of revenue in the three months ended June 30, 2019. Cost of goods sold decreased 0.4% and 0.3% as a result of our Europe and North America segments, respectively, partially offset by a 0.4% increase in cost of goods sold attributable to mix and an increase of 0.2% in our Specialty segment. The mix impact is a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher margin North America segment makes up a smaller percentage of the consolidated results resulting in an unfavorable effect on the gross margin percentage. We recorded inventory write downs of roughly $3 million in each of our North America and Europe segments related to the restructuring plans described in Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2020 compared to the same period of 2019.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 28.1% in the three months ended June 30, 2020 from 27.7% in the three months ended June 30, 2019. Our Europe and North America segments each had an increase in SG&A expenses as a percentage of revenue of 0.5%, which were partially offset by (i) a 0.4% decrease in SG&A expenses attributable to mix and (ii) a decrease of 0.2% in our Specialty segment. The mix impact is a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher SG&A expense percentage North America segment makes up a smaller percentage of the consolidated results, which has a favorable effect on the SG&A expense percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended June 30, 2020 compared to the same period of 2019.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2020		2019		Change
Restructuring expenses	$24,851	(1)	$8,212	(2)	$16,639
Acquisition related expenses	99		165		(66)
Total restructuring and acquisition related expenses	$24,950		$8,377		$16,573
(1)Restructuring expenses for the three months ended June 30, 2020 primarily consisted of (i) $20 million related to our 2020 global restructuring program, (ii) $4 million related to integration costs from acquisitions, and (iii) $2 million related to our 2019 global restructuring program.
(2) Restructuring expenses for the three months ended June 30, 2019 primarily consisted of $5 million related to our 2019 global restructuring program and $3 million related to integration costs from acquisitions.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Loss on Disposal of Businesses and Impairment of Net Assets Held for Sale. For the three months ended June 30, 2020, we recorded a loss on the disposal of a business and impairment charges on net assets held for sale totaling $2 million, compared to a $33 million impairment charge on net assets held for sale for the three months ended June 30, 2019. See "Net Assets Held for Sale" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the loss on disposal and impairment charges.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2020	2019	Change
Depreciation	$36,912	$36,551	$361
Amortization	28,835	34,283	(5,448)	(1)
Total depreciation and amortization	$65,747	$70,834	$(5,087)
(1)The decrease in amortization expense primarily reflected decreases of $4 million and $1 million related to the customer relationship intangible assets recorded upon our acquisitions of Stahlgruber and Rhiag, respectively, as the accelerated amortization on the customer relationship intangible assets resulted in lower amortization expense during the three months ended June 30, 2020 compared to the prior year period.

Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the three months ended June 30, 2019	$30,151
Decrease due to:
Interest expense, net of interest income	(10,268)	(1)
Other income, net	(2,441)	(2)
Net decrease	(12,709)
Other expense, net for the three months ended June 30, 2020	$17,442
(1)The decrease in interest is primarily related to (i) a $7 million decrease resulting from lower outstanding debt during the three months ended June 30, 2020 compared to the prior year period, and (ii) several individually immaterial factors that decreased interest by $3 million in the aggregate in 2020.
(2)The increase in other income primarily consisted of (i) $8 million of proceeds received in the second quarter of 2020 related to insurance settlements in our North America segment, partially offset by (ii) a $2 million pension settlement loss recorded in the second quarter of 2020, and (iii) several individually immaterial factors that decreased other income by $3 million in the aggregate in 2020.
Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2020 was 25.7%, compared to 27.1% for the comparable prior year period. The decreased rate is primarily attributable to an adjustment to the interim tax expense on earnings for the three months ended March, 31, 2020 as a result of a favorable revision in the second quarter of 2020 of our expected full year 2020 effective tax rate. Without such adjustment, the effective tax rate for the three months ended June 30, 2020 would have been 28.2%. The primary factor in the increase in the full year estimated rate compared to the prior year period is the impact of lower available interest deductions in certain foreign jurisdictions due to legislative thin capitalization constraints, typically based on profitability. Other discrete items in both comparative quarters were immaterial. Ongoing uncertainties due to the impact of the COVID-19 pandemic on the Company’s operations for the remainder of 2020 may result in volatile effective tax rates driven generally by the level of profitability and changes in the mix of earnings across the Company’s jurisdictions.
Equity in (Losses) Earnings of Unconsolidated Subsidiaries. Equity in (losses) earnings of unconsolidated subsidiaries for the three months ended June 30, 2020 was unfavorable compared to the prior year primarily due to losses related to an immaterial investment in our North America segment.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended June 30, 2019, the Czech koruna, Canadian dollar, pound sterling and euro rates used to translate the 2020 statements of income decreased by 6.9%, 3.4%, 3.4% and 2.0%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar netted against the positive impact of realized and unrealized currency gains and losses for the three months ended June 30, 2020, resulting in an immaterial negative effect on diluted earnings per share relative to the prior year period.
Net (Loss) Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net (loss) income attributable to continuing noncontrolling interest for the three months ended June 30, 2020 decreased $1 million compared to the three months ended June 30, 2019 primarily due to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. Net income attributable to discontinued noncontrolling interest was immaterial for the three months ended June 30, 2019 and related to the Stahlgruber Czech Republic wholesale business. See Note 2, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Six Months Ended
	June 30,		Percentage Change in Revenue
	2020	2019	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$5,315,875	$6,035,792	(10.3)%	(0.2)%	(1.4)%	(11.9)%
Other revenue	311,383	312,684	(1.0)%	0.7%	(0.1)%	(0.4)%
Total revenue	$5,627,258	$6,348,476	(9.8)%	(0.2)%	(1.4)%	(11.4)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The decline in parts and services revenue of 11.9% represented decreases in segment revenue of 13.8% in North America, 13.1% in Europe, and 1.5% in Specialty. Organic parts and services revenue declined by 10.3%, which included a 0.6% positive effect from one additional selling day in the first half of 2020, resulting in a per day organic decline of 10.9%. The decline in the first half of 2020 is primarily related to the impact of COVID-19 from March 2020 through June 2020 (refer to the "COVID-19 Impact on Our Operations" section above for further details). The decrease in other revenue of 0.4% was primarily driven by a $3 million organic decrease, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first half of 2020 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 60.5% of revenue in the six months ended June 30, 2020 from 61.3% of revenue in the six months ended June 30, 2019. Cost of goods sold decreased 0.9% and 0.3% as a result of our North America and Europe segments, respectively, partially offset by an increase of 0.2% in our Specialty segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue increased to 29.1% in the six months ended June 30, 2020 from 28.3% in the six months ended June 30, 2019. Our Europe and North America segments negatively affected SG&A expenses as a percentage of revenue by 0.8% and 0.3%, respectively, which were partially offset by a 0.2% decrease in SG&A expenses attributable to mix. The mix impact is a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher SG&A expense percentage for the North America segment makes up a smaller percentage of the consolidated results, which has a favorable effect on the SG&A expense percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020		2019		Change
Restructuring expenses	$31,797	(1)	$11,198	(2)	$20,599
Acquisition related expenses	123		486		(363)
Total restructuring and acquisition related expenses	$31,920		$11,684		$20,236
(1)Restructuring expenses for the six months ended June 30, 2020 primarily consisted of (i) $22 million related to our 2020 global restructuring program, (ii) $5 million related to integration costs from acquisitions, and (iii) $5 million related to our 2019 global restructuring program.
(2) Restructuring expenses for the six months ended June 30, 2019 primarily consisted of $5 million related to our 2019 global restructuring program and $6 million related to integration costs from acquisitions.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Loss on Disposal of Businesses and Impairment of Net Assets Held for Sale. For the six months ended June 30, 2020, we recorded a net loss on the disposal of businesses and impairment charges on net assets held for sale totaling $2 million, compared to a $49 million impairment charge on net assets held for sale for the six months ended June 30, 2019. See "Net Assets Held for Sale" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the net loss on disposals and impairment charges.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Depreciation	$74,116	$72,372	$1,744	(1)
Amortization	57,126	69,464	(12,338)	(2)
Total depreciation and amortization	$131,242	$141,836	$(10,594)
(1)Depreciation expense increased by $2 million, primarily due to capital expenditures in our North America segment.
(2)The decrease in amortization expense primarily reflected (i) decreases of $8 million and $3 million related to the customer relationship intangible assets recorded upon our acquisitions of Stahlgruber and Rhiag, respectively, as the accelerated amortization on the customer relationship intangible assets resulted in lower amortization expense during the six months ended June 30, 2020 compared to the prior year period, and (ii) a decrease of $1 million related to the impact of foreign currency translation, principally due to a decrease in the euro exchange rate during the six months ended June 30, 2020 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the six months ended June 30, 2019	$62,389
(Decrease) increase due to:
Interest expense, net of interest income	(20,426)	(1)
Loss on debt extinguishment	12,751	(2)
Other income, net	(2,212)	(3)
Net decrease	(9,887)
Other expense, net for the six months ended June 30, 2020	$52,502
(1)The decrease in interest is primarily related to (i) a $14 million decrease resulting from lower outstanding debt during the six months ended June 30, 2020 compared to the prior year period, (ii) a $4 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period, and (iii) a $1 million decrease from foreign currency translation, primarily related to a decrease in the euro exchange rate during the six months ended June 30, 2020 compared to the prior year period.
(2)In January 2020, we recorded a loss on debt extinguishment of $13 million related to the redemption of the U.S. Notes (2023) due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
(3)The increase in other income primarily consisted of (i) a $5 million increase in insurance settlement proceeds in our North America segment compared to the prior year period, partially offset by (ii) a $2 million pension settlement loss recorded in the second quarter of 2020.
Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2020 was 27.7%, compared to 27.1% for the comparable prior year period. The increase is attributable to a higher expected annual effective tax rate in 2020 as a result of the estimated unfavorable impact of the COVID-19 pandemic on the Company’s results of operations. The primary factor in the increase in the full year estimated rate is the impact of lower available interest deductions in certain foreign jurisdictions due to legislative thin capitalization constraints, typically based on profitability. For the six months ended June 30, 2020, the effective tax rate was reduced 0.3% by favorable discrete items, primarily excess tax benefits on stock-based compensation and deferred tax adjustments as a result of statutory tax rate changes. Net discrete items for the six months ended June 30, 2019 added 0.1% to the effective tax rate. Ongoing uncertainties due to the impact of the COVID-19 pandemic on the Company’s operations for the remainder of 2020 may result in volatile effective tax rates driven generally by the level of profitability and changes in the mix of earnings across the Company’s jurisdictions.

Equity in (Losses) Earnings of Unconsolidated Subsidiaries. Equity in (losses) earnings of unconsolidated subsidiaries for the six months ended June 30, 2020 primarily related to an immaterial investment in our North America segment. During the first quarter of 2019, we recorded a $40 million other-than-temporary impairment related to our investment in Mekonomen. See "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the six months ended June 30, 2019, the Czech koruna, pound sterling, euro and Canadian dollar rates used to translate the 2020 statements of income decreased by 4.8%, 2.6%, 2.4% and 2.2%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar combined with the negative impact of realized and unrealized currency gains and losses for the six months ended June 30, 2020, resulting in a $0.01 negative effect on diluted earnings per share relative to the prior year period.
Net (Loss) Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net (loss) income attributable to continuing noncontrolling interest for the six months ended June 30, 2020 decreased $2 million compared to the six months ended June 30, 2019 primarily due to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. Net income attributable to discontinued noncontrolling interest was immaterial for the six months ended June 30, 2020 and 2019 and related to the Stahlgruber Czech Republic wholesale business. See Note 3, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.
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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	% of Total Segment Revenue	2019	% of Total Segment Revenue	2020	% of Total Segment Revenue	2019	% of Total Segment Revenue
Third Party Revenue
North America	$1,011,136		$1,321,670		$2,301,071		$2,623,876
Europe	1,211,185		1,516,240		2,574,779		2,961,781
Specialty	404,002		410,263		751,408		762,819
Total third party revenue	$2,626,323		$3,248,173		$5,627,258		$6,348,476
Total Revenue
North America	$1,011,395		$1,321,766		$2,301,590		$2,624,075
Europe	1,211,185		1,516,240		2,574,779		2,961,781
Specialty	404,874		411,636		753,456		765,373
Eliminations	(1,131)		(1,469)		(2,567)		(2,753)
Total revenue	$2,626,323		$3,248,173		$5,627,258		$6,348,476
Segment EBITDA
North America	$149,554	14.8%	$190,048	14.4%	$360,992	15.7%	$366,684	14.0%
Europe	89,387	7.4%	116,281	7.7%	167,649	6.5%	221,579	7.5%
Specialty	52,233	12.9%	52,367	12.7%	84,465	11.2%	90,326	11.8%
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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
North America	2020	2019	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$892,826	$1,165,482	(22.5)%	(1)	(0.6)%	(0.2)%	(23.4)%
Other revenue	118,310	156,188	(24.4)%	(2)	0.1%	(0.0)%	(24.3)%
Total third party revenue	$1,011,136	$1,321,670	(22.7)%		(0.5)%	(0.2)%	(23.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined 22.5% in the second quarter of 2020. The organic decline was impacted by collision and liability repairable auto claims, which, according to data from CCC Information Services, Inc. ("CCC"), were 41.7% lower for the three months ended June 30, 2020 compared to the prior year period. This decrease in claims activity was primarily due to the COVID-19 pandemic and had an adverse impact on sales volumes in our wholesale operations. The volume decline in collision parts was partially offset by an outperformance of the claims trend attributable to share gains, mechanical part sales and self service parts sales and admissions.
(2)Other organic revenue declined $38 million in the second quarter of 2020 primarily driven by (i) a $22 million decrease in revenue from scrap steel due to both lower volumes and prices, (ii) a $22 million decrease in other scrap metals (e.g. aluminum) and fluids due to lower volumes, and (iii) a decrease in core revenue of $4 million due to lower volumes, partially offset by a $9 million increase in revenue from precious metals (platinum, palladium, and rhodium) due to higher prices compared to the prior year. The volume declines in other revenue were due to lower purchase volumes and throughput in our salvage and self service operations as a result of the COVID-19 pandemic.
(3)Acquisition related growth in the second quarter of 2020 reflected revenue from our acquisition of two wholesale businesses and one self service business since the beginning of the second quarter of 2019 through the one-year anniversary of the acquisitions. Reduced revenue as a result of the disposal of our aviation business in the third quarter of 2019 more than offset the acquisition growth.
Segment EBITDA. Segment EBITDA decreased $40 million, or 21.3%, in the second quarter of 2020 compared to the prior year period. The decline in Segment EBITDA was primarily due to volume declines as a result of the COVID-19 pandemic. Additionally, net sequential decreases in scrap steel prices in our salvage and self service operations had an unfavorable impact of $6 million on Segment EBITDA during the three months ended June 30, 2020, compared to a $2 million unfavorable impact on the three months ended June 30, 2019. This unfavorable impact for the three months ended June 30, 2020 resulted from the decline in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2019	14.4%
Increase (decrease) due to:
Change in gross margin	1.1%	(1)
Change in segment operating expenses	(1.2)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.5%	(3)
Segment EBITDA for the three months ended June 30, 2020	14.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin primarily reflected favorable impacts of 0.9% from our wholesale operations. The increase in wholesale gross margin was primarily attributable to the positive impact of cost reductions from rightsizing actions, higher prices of precious metals (platinum, palladium and rhodium), improved return rates, as well as favorable impacts from ongoing margin improvement initiatives compared to the prior year period. We expect downward pressure on our salvage and self service margins in the second half of 2020 as the number of cars available for purchase becomes more limited and purchase costs increase due to the COVID-19 pandemic.
(2) The increase in segment operating expense as a percentage of revenue reflects a negative leverage effect of 1.5% from facility expenses, which are largely fixed. Additionally, incremental bad debt expense had an unfavorable impact of 0.4% due to the downturn in economic conditions caused by the COVID-19 pandemic. The impact was partially mitigated by cost actions to reduce personnel expenses, which generated a favorable impact of 0.7% related to permanent and temporary headcount reductions, reduced hours, limitations on travel, government grants in Canada and other one-time benefits. As the market recovers and volumes increase, we expect to bring back necessary resources to support our operations; however, we expect that certain permanent actions taken during the quarter will provide a long-term favorable impact for the segment.
(3) The decrease in other expense, net and net income attributable to continuing noncontrolling interest was primarily due to proceeds from business interruption insurance that had a year over year impact of 0.8%, which was partially offset by an unfavorable impact of 0.2% from pension expense resulting from a pension settlement loss recorded in the second quarter of 2020.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2020	2019	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,206,330	$1,510,952	(16.6)%	(0.7)%	(2.9)%	(20.2)%
Other revenue	4,855	5,288	(4.9)%	0.0%	(3.3)%	(8.2)%
Total third party revenue	$1,211,185	$1,516,240	(16.6)%	(0.7)%	(2.9)%	(20.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined 16.6% in the second quarter of 2020, mainly driven by the COVID-19 pandemic disruptions which adversely affected volumes in all of our European operations. On a per day basis, organic parts and services revenue improved sequentially during the quarter, improving from a year-over-year decrease of 28.9% during the month of April 2020 to a decrease of 8.4% in the month of June 2020. Not all regions were impacted by the pandemic at the same time and to the same degree, creating a different growth profile for each of our European businesses. Germany and the Netherlands recovered at a faster rate, with the U.K. and Italy lagging.
(2)Acquisition related growth in the second quarter of 2020 reflected revenue from our acquisition of one wholesale business since the beginning of the second quarter of 2019 through the one-year anniversary of the acquisition. Reduced revenue as a result of the disposals of a non-core telecommunications operation in Germany in the second quarter of 2020 and a wholesale business in Bulgaria in the third quarter of 2019 more than offset the acquisition growth.
(3)Compared to the prior year, exchange rates decreased our revenue growth by $44 million, or 2.9%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna during the second quarter of 2020 relative to the prior year period.
Segment EBITDA. Segment EBITDA decreased $27 million, or 23.1%, in the second quarter of 2020 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $4 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the second quarter of 2019. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA decreased by $23 million, or 20.1%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended June 30, 2020.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2019	7.7%
Increase (decrease) due to:
Change in gross margin	1.0%	(1)
Change in segment operating expenses	(1.1)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.1)%
Segment EBITDA for the three months ended June 30, 2020	7.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin was primarily attributable to (i) a 1.0% favorable impact across our operations principally as a result of margin improvement initiatives supporting the pursuit of profitable revenue growth and decreased inventory write-downs.
(2)  The increase in segment operating expense as a percentage of revenue reflects a negative leverage effect of 0.3% from facility expenses, which are largely fixed. Other unfavorable factors include incremental bad debt expense of 0.8% due to the downturn in economic conditions caused by the COVID-19 pandemic. Professional fees had an unfavorable impact of 0.4%. These negative impacts were partially mitigated by actions to reduce personnel expenses, which generated a favorable impact of 0.5%. Roughly half of the benefit came from government grants to cover employee costs in countries such as the U.K. and Germany. Other personnel cost decreases resulted from permanent and temporary headcount reductions, limitations on travel, reduced hours and other one-time benefits. As the market recovers, volumes increase and government programs cease, we expect to bring back necessary resources to support our operations; however, we expect that certain permanent actions taken during the quarter will provide a long-term favorable impact for the segment.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2020	2019	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$404,002	$410,263	(1.4)%	0.3%	(0.4)%	(1.5)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$404,002	$410,263	(1.4)%	0.3%	(0.4)%	(1.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined 1.4% in the second quarter of 2020, primarily due to the adverse effects on demand resulting from the COVID-19 pandemic. While down on a year over year basis, revenue held near the prior year level due to strong demand for recreational vehicle products and high drop ship fulfillment.
Segment EBITDA. Segment EBITDA decreased $0.1 million, or 0.3%, in the second quarter of 2020 compared to the prior year second quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2019	12.7%
(Decrease) increase due to:
Change in gross margin	(1.2)%	(1)
Change in segment operating expenses	1.5%	(2)
Segment EBITDA for the three months ended June 30, 2020	12.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The decrease in gross margin primarily reflects unfavorable impacts of (i) 0.9% due to unfavorable product and channel mix in the second quarter of 2020 and (ii) several individually immaterial factors that had an unfavorable impact of 0.3% in the aggregate.
(2) The increase in segment operating expenses reflects a favorable impact of (i) 2.5% in personnel costs primarily due to reduced headcount and reduced hours, partially offset by unfavorable impacts of (ii) 0.5% in freight, vehicle and fuel expenses due to an increased use of third party freight, (iii) 0.2% in e-commerce fees due to sales channel mix, and (iv) several individually immaterial factors that had an unfavorable impact of 0.3% in the aggregate.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
North America	2020	2019	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$2,000,168	$2,321,180	(13.4)%	(1)	(0.3)%	(0.2)%	(13.8)%
Other revenue	300,903	302,696	(1.3)%	(2)	0.8%	(0.0)%	(0.6)%
Total third party revenue	$2,301,071	$2,623,876	(12.0)%		(0.2)%	(0.1)%	(12.3)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined despite one additional selling day in the first half of 2020 compared to the prior year period. On a per day basis, organic revenue declined 14.0%. The organic decline was impacted by collision and liability repairable auto claims, which, according to data from CCC, were 26.0% lower for the six months ended June 30, 2020 compared to the prior year period. This decrease in claims activity was primarily due to the COVID-19 pandemic and had an adverse impact on sales volumes in our wholesale operations. The volume decline in collision parts was partially offset by an outperformance of the claims trend attributable to share gains, mechanical part sales and self service parts sales and admissions. Prior to the pandemic, parts and services organic revenue in North America was slightly less than the same period in the prior year, declining 1.1% through February 2020, principally due to (i) the termination in the fourth quarter of 2019 of an agreement signed in December 2017 for the distribution of batteries which had an unfavorable impact of 0.8% through February 2020 compared to the prior year period, and, (ii) to a lesser extent, milder winter weather conditions compared to the prior year period. During the period of March 2020 through June 2020, parts and services organic revenue declined 20.2% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic (collision and liability repairable auto claims were down approximately 41.7% in the second quarter of 2020 according to data from CCC).
(2)The $2 million year over year organic decrease in other revenue is primarily related to (i) a $27 million decrease in revenue from other scrap metals (e.g. aluminum) and fluids due to lower volumes, (ii) a $26 million decrease in revenue from scrap steel primarily due to lower year over year prices, and (iii) a decrease in core revenue of $7 million due to lower volumes, partially offset by a $56 million increase in revenue from precious metals (platinum, palladium and rhodium) primarily due to higher prices compared to the prior year. The volume declines in other revenue were due to lower purchase volumes and throughput in our salvage and self service operations as a result of the COVID-19 pandemic.
(3)Acquisition related growth in the first half of 2020 reflected revenue from our acquisition of three wholesale businesses and one self service business since the beginning of 2019 through the one-year anniversary of the acquisitions. Reduced revenue as a result of the disposal of our aviation business in the third quarter of 2019 more than offset the acquisition growth.
Segment EBITDA. Segment EBITDA decreased $6 million, or 1.6%, in the first half of 2020, though there was one additional selling day compared to the prior year period. Sequential decreases in scrap steel prices in our salvage and self service operations had an immaterial favorable impact on North America Segment EBITDA during the six months ended June 30, 2020, compared to a $7 million unfavorable impact on the six months ended June 30, 2019. This favorable impact for the six months ended June 30, 2020 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2019	14.0%
Increase (decrease) due to:
Change in gross margin	2.3%	(1)
Change in segment operating expenses	(0.6)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%	(3)
Segment EBITDA for the six months ended June 30, 2020	15.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin primarily reflected favorable impacts of 1.6% from our wholesale operations and 0.5% from our self service operations. The increase in wholesale gross margin was primarily attributable to a positive impact from higher prices of precious metals (platinum, palladium and rhodium) and improved return rates, as well as favorable impacts from ongoing rightsizing activities and margin improvement initiatives compared to the prior year period. The increase in self service gross margin was primarily attributable to higher prices of precious metals. We expect downward pressure on our salvage and self service margins in the second half of 2020 as the number of cars available for purchase becomes more limited and purchase costs increase due to the COVID-19 pandemic.
(2) The increase in segment operating expense as a percentage of revenue reflects a negative leverage effect of 0.7% from facility expenses, which are largely fixed. The impact was partially mitigated by cost actions to reduce personnel expenses, which generated a favorable impact of 0.2% related to permanent and temporary headcount reductions, reduced hours, limitations on travel, government grants in Canada and other one-time benefits. As the market recovers and volumes increase, we expect to bring back necessary resources to support our operations, however we expect that certain permanent actions taken during the quarter will provide a long-term favorable impact for the segment.
(3) The decrease in other expense, net and net income attributable to continuing noncontrolling interest was primarily due to proceeds from business interruption insurance that had a year over year impact of 0.2%, which was partially offset by an unfavorable impact of 0.1% from pension expense resulting from a pension settlement loss recorded in the second quarter of 2020.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2020	2019	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$2,564,299	$2,951,793	(10.1)%	(0.3)%	(2.7)%	(13.1)%
Other revenue	10,480	9,988	8.2%	—%	(3.2)%	4.9%
Total third party revenue	$2,574,779	$2,961,781	(10.1)%	(0.3)%	(2.7)%	(13.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The parts and services organic revenue change for the first half of 2020 was affected by having one additional selling day, on average, due to the different selling days in each market compared to the first half of 2019. On a per day basis, organic parts and services revenue decreased 10.6%, mainly driven by the COVID-19 pandemic disruptions in all of our European operations. Prior to the pandemic, organic revenue in Europe was slightly greater than the same period in the prior year, increasing 0.3% through February, principally driven by the Central and Eastern European region, and to a lesser extent, Germany. During the period of March 2020 through June 2020, organic revenue declined 15.8% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic.

(2)Acquisition related growth in the first half of 2020 reflected revenue from our acquisition of three wholesale businesses since the beginning of 2019 through the one-year anniversary of the acquisitions. Reduced revenue as a result of the disposals of a non-core telecommunications operation in Germany in the second quarter of 2020 and a wholesale business in Bulgaria in the third quarter of 2019 more than offset the acquisition growth.
(3)Compared to the prior year, exchange rates decreased our revenue growth by $80 million, or 2.7%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna during the first half of 2020 relative to the prior year period.
Segment EBITDA. Segment EBITDA decreased $54 million, or 24.3%, in the first half of 2020 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $6 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the first half of 2019. On a constant currency basis (i.e. excluding the translation impact), Segment EBITDA decreased by $48 million, or 21.5%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the six months ended June 30, 2020.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2019	7.5%
Increase (decrease) due to:
Change in gross margin	0.7%	(1)
Change in segment operating expenses	(1.7)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%
Segment EBITDA for the six months ended June 30, 2020	6.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin was primarily attributable to a 0.7% favorable impact across almost all our operations principally as a result of margin improvement initiatives supporting the pursuit of profitable revenue growth.
(2) The increase in segment operating expenses as a percentage of revenue reflects unfavorable impacts of (i) 0.6% from bad debt expense due to the downturn in economic conditions caused by the COVID-19 pandemic, (ii) 0.3% from professional fees, (iii) 0.2% from freight expense primarily due to an increase in drop shipments handled by third party carriers, (iv) 0.2% from facility expenses due to negative leverage from lower revenue, (v) a 0.2% increase in non-recurring costs for personnel matters and a loan guarantee and (vi) several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2020	2019	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$751,408	$762,819	(1.4)%	0.2%	(0.2)%	(1.5)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$751,408	$762,819	(1.4)%	0.2%	(0.2)%	(1.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined despite one additional selling day in the first half of 2020 compared to the prior year period. On a per day basis, organic revenue declined 2.2%. The organic decline was primarily due to the adverse effects on demand resulting from the COVID-19 pandemic. Prior to the pandemic, organic revenue in Specialty was greater than the same period in the prior year, increasing 4.3% through February, and in line with our expectations. During the period of March 2020 through June 2020, organic revenue declined 4.9% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic. While down on a year over year basis, revenue held near the prior year level due to strong demand for recreational vehicle products and high drop ship fulfillment.
Segment EBITDA. Segment EBITDA decreased $6 million, or 6.5%, in the first half of 2020 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2019	11.8%
(Decrease) increase due to:
Change in gross margin	(1.2)%	(1)
Change in segment operating expenses	0.6%	(2)
Segment EBITDA for the six months ended June 30, 2020	11.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The decrease in gross margin primarily reflects unfavorable impacts of (i) 1.0% due to unfavorable product and channel mix in the first half of 2020 and (ii) several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.
(2) The decrease in segment operating expenses reflects a favorable impact of (i) 1.4% in personnel costs due to reduced headcount and reduced hours, partially offset by (ii) a 0.2% unfavorable impact in freight, vehicle and fuel expenses due to an increased use of third party freight, and (iii) several individually immaterial factors that had an unfavorable impact of 0.6% in the aggregate.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents	$476,426	$523,020	$375,967
Total debt (1)	3,278,453	4,072,026	4,086,298
Current maturities (2)	93,520	326,648	132,927
Capacity under credit facilities (3)	3,260,000	3,260,000	3,260,000
Availability under credit facilities (3)	2,050,884	1,922,671	1,962,487
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,527,310	2,445,691	2,338,454
(1)  Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $28 million, $30 million and $34 million as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively).
(2)  Debt amounts reflect the gross values to be repaid (excluding immaterial amounts of debt issuance costs as of June 30, 2020, December 31, 2019 and June 30, 2019).
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

As of June 30, 2020, we had debt outstanding and additional available sources of financing as follows:
•Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($333 million outstanding at June 30, 2020) and $3.15 billion in revolving credit ($1.1 billion outstanding at June 30, 2020), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $70 million of amounts outstanding under letters of credit
•Euro Notes (2024) totaling $562 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2026/28) totaling $1.1 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate
•Receivables securitization facility with availability up to $110 million (no outstanding balance as of June 30, 2020), maturing in November 2021 and bearing interest at variable commercial paper rates
As of June 30, 2020, we had approximately $2.1 billion available under our credit facilities. Combined with approximately $476 million of cash and cash equivalents at June 30, 2020, we had approximately $2.5 billion in available liquidity, an increase of $82 million from our available liquidity as of December 31, 2019.
We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. To support our liquidity position during the COVID-19 pandemic, we are focused on preserving cash during the expected period of reduced demand. Our action plan to strengthen our current position includes a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax deferrals, and suspension of our share buyback program, in addition to the cost saving measures discussed in the "COVID-19 Impact on Our Operations" section above. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the COVID-19 pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
With $2.5 billion of total liquidity as of June 30, 2020 and $94 million of current maturities, we have access to funds to meet our near term commitments even if the pandemic effect extends longer than our current expectations. We have a surplus of current assets over current liabilities, which further reduces the risk of short term cash shortfalls.
Our capital preservation plans delivered the desired results as we repaid approximately $552 million in borrowings from free cash flows generated in the second quarter. Our total liquidity increased by $666 million since March 31, 2020, which we believe puts us in a solid position to manage through the pandemic. We expect the cash flow benefits to moderate in the second half of 2020 as we experience cash outflows for income and other taxes that were deferred in the first half of the year, and increase our inventory levels to support the improving revenue trend. However, we expect to be able to operate effectively at a lower inventory balance than at the end of 2019 and to begin to generate benefits to working capital through supply chain financing programs.
Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of June 30, 2020):

	Covenant Level	Ratio Achieved as of June 30, 2020
Maximum net leverage ratio	5.00:1.00	2.2
Minimum interest coverage ratio	3.00:1.00	11.7
The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
We amended our senior secured credit facility in June 2020 to increase the maximum net leverage ratio effective with our compliance certificate filed in the second quarter of 2020; refer to "Senior Secured Credit Agreement" in Note 9, "Long-Term Obligations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the June 2020 amendment. We entered into the amendment out of an abundance of caution to reduce the risk of breaching the net leverage covenant if the pandemic had a severe and extended effect on profitability. Our internal models suggested that we would be able to meet our payment obligations during the pandemic, but there was a risk that we might exceed the maximum 4.0x net leverage ratio in the event a severe downside scenario developed. With the amendment and the better than forecasted performance in the second quarter, we believe that we have significantly reduced the risk of a covenant breach. We were able to reduce our net leverage ratio in the second quarter relative to the first quarter despite the negative impact on profitability caused by COVID-19.
The indentures relating to our Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds on the credit facility. The indentures do not prohibit amendments to the financial covenants under the credit facility as needed.
In the long term, while we believe that we have adequate capacity under our existing credit facilities, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
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
Beginning in 2019, a number of our European suppliers began participating in supply chain financing programs in select countries under which they may sell their accounts receivable to the participating financial institutions, allowing us to extend payment terms. We expect more suppliers to begin participating in supply chain financing programs in the second half of 2020. Financial institutions participate in the supply chain financing programs on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. These programs are at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions did not continue to purchase receivables from our suppliers under these programs, the participating vendors may have a need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the programs are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets.
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate that is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, we hold cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at June 30, 2020 was 1.5%. Including our senior notes, our overall weighted average interest rate on borrowings was 2.7% at June 30, 2020.
After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR, or any establishment of alternative reference rates in the United States, the European Union or elsewhere, on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on our variable rate obligations that currently use LIBOR as a benchmark rate. We are in the process of evaluating our financing obligations and other contracts that refer to LIBOR. Outstanding debt under our Credit Agreement, which constitutes the most significant of our LIBOR-based debt obligations, contains provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternative rate of interest. We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, will have a material impact on our results of operations, financial position or liquidity.
Cash interest payments were $56 million for the six months ended June 30, 2020, including $31 million in semi-annual interest payments on our Euro Notes (2024) and Euro Notes (2026/2028). Interest payments on our Euro Notes (2024) and Euro Notes (2026/28) are made in April and October.

We had outstanding credit agreement borrowings of $1.5 billion and $1.6 billion at June 30, 2020 and December 31, 2019, respectively. Of these amounts, $18 million was classified as current maturities at both June 30, 2020 and December 31, 2019.
The scheduled maturities of long-term obligations, inclusive of finance lease obligations, outstanding at June 30, 2020 are as follows (in thousands):

Six months ending December 31, 2020 (1):	$76,152
Years ending December 31:
2021	31,840
2022	28,780
2023	22,671
2024	1,975,701
Thereafter	1,143,309
Total debt (2)	$3,278,453
(1)  Maturities of long-term obligations due by December 31, 2020 includes $54 million of short-term debt that may be extended beyond the current due date.
(2) The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $28 million as of June 30, 2020).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of June 30, 2020.
As of June 30, 2020, the Company had cash and cash equivalents of $476 million, of which $347 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime, a regime of taxation on foreign subsidiary earnings. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change (1)
North America	$161,300	$343,300	$(182,000)	$490,000	$679,400	$(189,400)
Europe	683,400	982,900	(299,500)	1,551,200	1,921,600	(370,400)	(2)
Specialty	118,900	287,100	(168,200)	426,200	537,700	(111,500)
Total	$963,600	$1,613,300	$(649,700)	$2,467,400	$3,138,700	$(671,300)
(1)Inventory purchases across all segments have decreased due to a slowdown in inventory purchases beginning in March 2020 as a response to the COVID-19 pandemic.
(2)Europe inventory purchases were affected by a decrease of $47 million attributable to the decrease in the value of the euro, and to a lesser extent, the pound sterling, in the six months ended June 30, 2020 compared to the prior year period.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
North America wholesale salvage cars and trucks	36	78	(53.8)%	108	152	(28.9)%
Europe wholesale salvage cars and trucks	5	6	(16.7)%	12	14	(14.3)%
Self service and "crush only" cars	137	165	(17.0)%	286	304	(5.9)%
Salvage purchases decreased relative to the prior year as we reduced buying to reflect lower demand during the COVID-19 pandemic. Purchasing began to increase as the quarter progressed and revenue increased. Self service car purchases declined due to supply constraints as certain outlets, such as city impound lots, were unavailable for a portion of the quarter and individuals held onto cars longer during the lockdown measures. Purchases increased towards the end of June, and buying conditions are expected to be better in the second half of the year.
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the six months ended June 30, 2019	$638
(Decrease) increase due to:
Operating income	(36)	(1)
Non-cash depreciation and amortization expense	(8)
Loss on disposal of businesses and impairment of net assets held for sale	(46)	(2)
Cash paid for taxes	64	(3)
Cash paid for interest	19
Working capital accounts: (4)
Receivables, net	144
Inventories	314
Accounts payable	(269)
Other operating activities	93	(5)
Net cash provided by operating activities for the six months ended June 30, 2020	$913
(1) Refer to the Results of Operations - Consolidated section for further information on the decrease in operating income.
(2) Refer to "Net Assets Held for Sale" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the net impairment activity recorded in the six months ended June 30, 2020 and June 30, 2019.
(3) Refer to "Government Assistance" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the deferral of certain income, indirect and payroll tax payments in various jurisdictions as a result of the CARES Act and other government programs.
(4) Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
        Receivables, net was a $144 million greater inflow in 2020 primarily due to greater cash conversion of accounts receivable balances in the first half of 2020 in the Europe segment (of $88 million) and the North America segment (of $79 million) and the lower revenues due to the COVID-19 pandemic.
        Inventories represented $314 million in incremental cash inflows in the first half of 2020 as a result of inventory decreases in the (i) North America segment of $129 million, (ii) Specialty segment of $122 million and (iii) Europe Segment of $63 million, due to a slowdown in inventory purchases starting in March 2020 due to the COVID-19 pandemic.

        Accounts payable produced $269 million in higher cash outflows primarily due to lower accounts payable balances in the North America segment (of $189 million) and the Europe segment (of $69 million) compared to the prior year period, as a result of a slowdown in inventory purchases starting in March 2020 due to the COVID-19 pandemic.
(5) Cash flows from other operating activities increased $84 million as a result of value added tax payables due to government assistance programs to defer payments into the second half of 2020 and into 2021. The remaining amount reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $76 million and $117 million for the six months ended June 30, 2020 and 2019, respectively. We invested $5 million of cash, net of cash acquired, in business acquisitions during the six months ended June 30, 2020 compared to $15 million during the six months ended June 30, 2019. Property, plant and equipment purchases were $77 million in the first half of 2020 compared to $101 million in the prior year period. The period over period decrease in cash outflows for purchases of property, plant and equipment was due to decreased capital spending across the business as a result of the COVID-19 pandemic. We received $5 million of net proceeds from divestitures of businesses held for sale during the six months ended June 30, 2020; there were no proceeds from divestitures of businesses held for sale during the six months ended June 30, 2019.
The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$913,052	$638,404
Less: purchases of property, plant and equipment	77,301	101,268
Free cash flow	$835,751	$537,136
Net cash used in financing activities totaled $890 million and $472 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, net repayments of our borrowings totaled $782 million compared to $281 million during the six months ended June 30, 2019. The period over period increase in net repayments of our borrowings includes the $600 million repayment of our U.S. Notes (2023) in January 2020. We repurchased $88 million of our common stock in the six months ended June 30, 2020, compared to $191 million in the six months ended June 30, 2019.
Although our efforts are currently scaled back due to the COVID-19 pandemic, we intend to continue to evaluate markets for potential growth through the internal development of distribution centers, processing and sales facilities, and warehouses, through further integration of our facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts, the costs and timing of expansion of our sales and marketing activities, and the costs and timing of future business acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates; and
•commodity prices.
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 49.1% and 50.3% of our revenue during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.9% change in our consolidated revenue and a 2.2% change in our operating income for the six months ended June 30, 2020. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2020 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
Other than with respect to a portion of our foreign currency denominated inventory purchases, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of June 30, 2020, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £133 million, €184 million, CAD $130 million, and SEK 265 million under our revolving credit facilities. As of December 31, 2019, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £208 million, €229 million, CAD $130 million, and SEK 270 million under our revolving credit facilities.
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
As of June 30, 2020, we held eight interest rate swap contracts representing a total of $480 million of U.S. dollar-denominated notional amount debt. Our interest rate swap contracts are designated as cash flow hedges and modify the variable rate nature of that portion of our variable rate debt. These swaps have maturity dates in January 2021 and June 2021. As of June 30, 2020, the fair value of the interest rate swap contracts was a liability of $3 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of June 30, 2020, we held four cross currency swap agreements for a total notional amount of $459 million (€428 million) with maturity dates in October 2020 and January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and MUFG). As of June 30, 2020, the fair value of the interest rate swap components of the cross currency swaps was a liability of $4 million, and the fair values of the foreign currency forward components were an asset of $3 million and a liability of $21 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 64% of our variable rate debt under our credit facilities at fixed rates at June 30, 2020 compared to 59% at December 31, 2019. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At June 30, 2020, we had approximately $533 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $5 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals such as platinum, palladium and rhodium). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended June 30, 2020 decreased 16% over the average for the first quarter of 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
On June 2, 2020, we received a notice from the U.S. Environmental Protection Agency ("EPA") regarding alleged violations associated with our NPDES stormwater permit at certain of our facilities in Massachusetts. We are in negotiations with the EPA to resolve this matter, which may involve the payment of a civil penalty. Any penalty that is likely to be imposed is not expected to have a material effect on our financial position, results of operations or cash flows.
In addition, we are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2019 Form 10-K, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 7, 2020, for information concerning risks and uncertainties that could negatively impact us.

Item 6. Exhibits
Exhibits
(b) Exhibits

4.1	Amendment No. 4 dated as of June 11, 2020 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on June 16, 2020).
10.1	Services Agreement dated as of June 1, 2020 between LKQ Europe GmbH, an indirect wholly-owned subsidiary of LKQ Corporation, and Arnd Franz.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2020.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)