Form 10-Q
period 2020-09-30
LKQ CORP
filed 2020-11-03
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At October 29, 2020, the registrant had outstanding an aggregate of 304,345,280 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$3,047,684	$3,147,773	$8,674,942	$9,496,249
Cost of goods sold	1,849,142	1,947,444	5,251,520	5,840,469
Gross margin	1,198,542	1,200,329	3,423,422	3,655,780
Selling, general and administrative expenses	813,893	892,124	2,451,073	2,687,024
Restructuring and acquisition related expenses	20,495	8,929	52,415	20,613
(Gain) loss on disposal of businesses and impairment of net assets held for sale	(503)	(3,601)	1,733	44,919
Depreciation and amortization	68,655	71,513	199,897	213,349
Operating income	296,002	231,364	718,304	689,875
Other expense (income):
Interest expense, net of interest income	25,182	32,104	76,729	104,077
(Gain) loss on debt extinguishment	—	(128)	12,751	(128)
Other expense (income), net	2,492	(5,939)	(9,304)	(15,523)
Total other expense, net	27,674	26,037	80,176	88,426
Income from continuing operations before provision for income taxes	268,328	205,327	638,128	601,449
Provision for income taxes	78,510	57,747	180,790	165,122
Equity in earnings (losses) of unconsolidated subsidiaries	4,113	4,232	1,980	(33,745)
Income from continuing operations	193,931	151,812	459,318	402,582
Net income (loss) from discontinued operations	—	781	(638)	1,179
Net income	193,931	152,593	458,680	403,761
Less: net income (loss) attributable to continuing noncontrolling interest	448	(46)	1,166	2,321
Less: net income attributable to discontinued noncontrolling interest	—	376	103	568
Net income attributable to LKQ stockholders	$193,483	$152,263	$457,411	$400,872

Basic earnings per share: (1)
Income from continuing operations	$0.64	$0.49	$1.51	$1.29
Net income (loss) from discontinued operations	—	0.00	(0.00)	0.00
Net income	0.64	0.50	1.50	1.30
Less: net income (loss) attributable to continuing noncontrolling interest	0.00	(0.00)	0.00	0.01
Less: net income attributable to discontinued noncontrolling interest	—	0.00	0.00	0.00
Net income attributable to LKQ stockholders	$0.64	$0.50	$1.50	$1.29

Diluted earnings per share: (1)
Income from continuing operations	$0.64	$0.49	$1.51	$1.29
Net income (loss) from discontinued operations	—	0.00	(0.00)	0.00
Net income	0.64	0.50	1.50	1.29
Less: net income (loss) attributable to continuing noncontrolling interest	0.00	(0.00)	0.00	0.01
Less: net income attributable to discontinued noncontrolling interest	—	0.00	0.00	0.00
Net income attributable to LKQ stockholders	$0.64	$0.49	$1.50	$1.28
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$193,931	$152,593	$458,680	$403,761
Less: net income (loss) attributable to continuing noncontrolling interest	448	(46)	1,166	2,321
Less: net income attributable to discontinued noncontrolling interest	—	376	103	568
Net income attributable to LKQ stockholders	193,483	152,263	457,411	400,872

Other comprehensive income (loss):
Foreign currency translation, net of tax	70,178	(69,819)	(2,453)	(74,112)
Net change in unrealized gains/losses on cash flow hedges, net of tax	222	(1,261)	(7,130)	(9,648)
Net change in unrealized gains/losses on pension plans, net of tax	2,803	(2,353)	4,798	(2,134)
Other comprehensive (loss) income from unconsolidated subsidiaries	(3,162)	1,240	(4,052)	98
Other comprehensive income (loss)	70,041	(72,193)	(8,837)	(85,796)

Comprehensive income	263,972	80,400	449,843	317,965
Less: comprehensive income (loss) attributable to continuing noncontrolling interest	448	(46)	1,166	2,321
Less: comprehensive income attributable to discontinued noncontrolling interest	—	376	103	568
Comprehensive income attributable to LKQ stockholders	$263,524	$80,070	$448,574	$315,076
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$421,382	$523,020
Receivables, net	1,174,504	1,131,132
Inventories	2,245,846	2,772,777
Prepaid expenses and other current assets	260,776	260,890
Total current assets	4,102,508	4,687,819
Property, plant and equipment, net	1,204,766	1,234,400
Operating lease assets, net	1,283,212	1,308,511
Intangible assets:
Goodwill	4,473,576	4,406,535
Other intangibles, net	799,460	850,338
Equity method investments	147,536	139,243
Other noncurrent assets	150,154	153,110
Total assets	$12,161,212	$12,779,956
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$847,733	$942,795
Accrued expenses:
Accrued payroll-related liabilities	196,581	179,203
Refund liability	106,442	97,314
Other accrued expenses	356,858	289,683
Other current liabilities	102,374	121,623
Current portion of operating lease liabilities	219,239	221,527
Current portion of long-term obligations	97,268	326,367
Total current liabilities	1,926,495	2,178,512
Long-term operating lease liabilities, excluding current portion	1,122,116	1,137,597
Long-term obligations, excluding current portion	3,009,638	3,715,389
Deferred income taxes	304,898	310,129
Other noncurrent liabilities	358,402	365,672
Commitments and contingencies
Redeemable noncontrolling interest	24,077	24,077
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 320,830,051 shares issued and 304,334,136 shares outstanding at September 30, 2020; 319,927,243 shares issued and 306,731,328 shares outstanding at December 31, 2019	3,208	3,199
Additional paid-in capital	1,439,493	1,418,239
Retained earnings	4,595,028	4,140,136
Accumulated other comprehensive loss	(209,722)	(200,885)
Treasury stock, at cost; 16,495,915 shares at September 30, 2020 and 13,195,915 shares at December 31, 2019	(439,819)	(351,813)
Total Company stockholders' equity	5,388,188	5,008,876
Noncontrolling interest	27,398	39,704
Total stockholders' equity	5,415,586	5,048,580
Total liabilities and stockholders' equity	$12,161,212	$12,779,956

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$458,680	$403,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,636	230,239
Impairment of equity method investments	—	39,551
Loss on disposal of businesses and impairment of net assets held for sale	1,733	44,919
Stock-based compensation expense	22,851	20,837
Loss (gain) on debt extinguishment	12,751	(128)
Other	(12,053)	(13,192)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(28,622)	(102,381)
Inventories	535,348	148,237
Prepaid income taxes/income taxes payable	(22,510)	40,711
Accounts payable	(105,719)	90,879
Other operating assets and liabilities	51,546	61,738
Net cash provided by operating activities	1,134,641	965,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(109,949)	(165,551)
Proceeds from disposals of property, plant and equipment	12,937	6,402
Acquisitions, net of cash acquired	(7,107)	(14,517)
Proceeds from disposal of businesses, net of cash sold	4,603	19,505
Investments in unconsolidated subsidiaries	(6,917)	(6,894)
Other investing activities, net	—	966
Net cash used in investing activities	(106,433)	(160,089)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	(9,498)	—
Repayment of U.S. Notes (2023)	(600,000)	—
Borrowings under revolving credit facilities	599,485	390,275
Repayments under revolving credit facilities	(949,381)	(613,758)
Repayments under term loans	(13,125)	(6,563)
Borrowings under receivables securitization facility	111,300	36,600
Repayments under receivables securitization facility	(111,300)	(146,600)
Payment of notes issued from acquisitions	—	(19,123)
Repayments of other debt, net	(74,822)	(31,587)
Purchase of treasury stock	(88,006)	(291,813)
Other financing activities, net	(15,436)	(7,125)
Net cash used in financing activities	(1,150,783)	(689,694)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,100	(9,702)
Net (decrease) increase in cash, cash equivalents and restricted cash	(113,475)	105,686
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	528,387	337,250
Add: Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	6,470	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period	534,857	337,250
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	421,382	442,936
Less: Cash and cash equivalents of discontinued operations, end of period	—	4,328
Cash, cash equivalents and restricted cash, end of period	$421,382	$438,608

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$421,382	$433,391
Restricted cash included in Other noncurrent assets	—	5,217
Cash, cash equivalents and restricted cash, end of period	$421,382	$438,608

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$210,952	$134,998
Interest	97,858	86,525
Supplemental disclosure of noncash investing and financing activities:
Leased assets obtained in exchange for new finance lease liabilities	$14,716	$9,639
Leased assets obtained in exchange for new operating lease liabilities	57,603	126,336
Noncash property, plant and equipment additions	8,339	6,597
Notes payable and other financing obligations, including notes issued, debt assumed and settlement of pre-existing balances in connection with business acquisitions and disposals	4,593	45,311
Notes receivable and contingent consideration receivable acquired in connection with disposal of businesses	8,549	14,196
Contingent consideration liabilities	3,045	5,377
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, July 1, 2020	320,530	$3,205	(16,496)	$(439,819)	$1,433,338	$4,401,545	$(279,763)	$29,435	$5,147,941
Net income	—	—	—	—	—	193,483	—	448	193,931
Other comprehensive income	—	—	—	—	—	—	70,041	—	70,041
Vesting of restricted stock units, net of shares withheld for employee tax	300	3	—	—	(933)	—	—	—	(930)
Stock-based compensation expense	—	—	—	—	7,088	—	—	—	7,088
Dividends declared to noncontrolling interest shareholder	—	—	—	—	—	—	—	(2,485)	(2,485)
BALANCE, September 30, 2020	320,830	$3,208	(16,496)	$(439,819)	$1,439,493	$4,595,028	$(209,722)	$27,398	$5,415,586

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, July 1, 2019	319,010	$3,190	(9,315)	$(250,762)	$1,429,129	$3,847,485	$(188,553)	$69,259	$4,909,748
Net income	—	—	—	—	—	152,263	—	330	152,593
Other comprehensive loss	—	—	—	—	—	—	(72,193)	—	(72,193)
Purchase of treasury stock	—	—	(3,881)	(101,051)	—	—	—	—	(101,051)
Vesting of restricted stock units, net of shares withheld for employee tax	313	3	—	—	(650)	—	—	—	(647)
Stock-based compensation expense	—	—	—	—	7,178	—	—	—	7,178
Exercise of stock options	370	4	—	—	3,594	—	—	—	3,598
Tax withholdings related to net share settlements of stock-based compensation awards	(95)	(1)	—	—	(3,105)	—	—	—	(3,106)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(4,644)	(4,644)
Acquired noncontrolling interest (1)	—	—	—	—	—	—	—	104	104
Purchase of noncontrolling interest (2)	—	—	—	—	(8,764)	—	—	(10,116)	(18,880)
BALANCE, September 30, 2019	319,598	$3,196	(13,196)	$(351,813)	$1,427,382	$3,999,748	$(260,746)	$54,933	$4,872,700
(1) The amount acquired during 2019 relates to discontinued operations. See Note 2, "Discontinued Operations," for further details.
(2) The amount recorded in 2019 relates to the purchase of noncontrolling interest unrelated to a business combination. Refer to "Stockholders' Equity" in Note 3, "Financial Statement Information" for further information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2020	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
Net income	—	—	—	—	—	457,411	—	1,269	458,680
Other comprehensive loss	—	—	—	—	—	—	(8,837)	—	(8,837)
Purchase of treasury stock	—	—	(3,300)	(88,006)	—	—	—	—	(88,006)
Vesting of restricted stock units, net of shares withheld for employee tax	791	8	—	—	(3,063)	—	—	—	(3,055)
Stock-based compensation expense	—	—	—	—	22,851	—	—	—	22,851
Exercise of stock options	112	1	—	—	1,466	—	—	—	1,467
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2,171)	(2,171)
Adoption of ASU 2016-13 (see Note 3)	—	—	—	—	—	(2,519)	—	—	(2,519)
Disposition of subsidiary with noncontrolling interests(1)	—	—	—	—	—	—	—	(11,404)	(11,404)
BALANCE, September 30, 2020	320,830	$3,208	(16,496)	$(439,819)	$1,439,493	$4,595,028	$(209,722)	$27,398	$5,415,586
(1) The amount disposed of in 2020 relates to discontinued operations. See Note 2, "Discontinued Operations," for further information.

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	318,418	$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752
Net income	—	—	—	—	—	400,872	—	2,889	403,761
Other comprehensive loss	—	—	—	—	—		(85,796)		(85,796)
Purchase of treasury stock	—	—	(10,924)	(291,813)	—	—	—	—	(291,813)
Vesting of restricted stock units, net of shares withheld for employee tax	684	7	—	—	(1,808)	—	—	—	(1,801)
Stock-based compensation expense	—	—	—	—	20,837	—	—	—	20,837
Exercise of stock options	606	6	—	—	5,462	—	—	—	5,468
Tax withholdings related to net share settlements of stock-based compensation awards	(110)	(1)	—	—	(3,533)	—	—	—	(3,534)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(4,659)	(4,659)
Acquired noncontrolling interest (1)	—	—	—	—	—	—	—	10,365	10,365
Purchase of noncontrolling interest (2)	—	—	—	—	(8,764)	—	—	(10,116)	(18,880)
BALANCE, September 30, 2019	319,598	$3,196	(13,196)	$(351,813)	$1,427,382	$3,999,748	$(260,746)	$54,933	$4,872,700
(1) The amount acquired during 2019 relates to discontinued operations. See Note 2, "Discontinued Operations," for further details.
(2) The amount recorded in 2019 relates to the purchase of noncontrolling interest unrelated to a business combination. Refer to "Stockholders' Equity" in Note 3, "Financial Statement Information" for further information.

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
The coronavirus disease 2019 ("COVID-19") pandemic and the resulting governmental actions taken to control the virus have impacted, and are expected to continue to impact, our business in 2020 and into 2021. The effects include, but are not limited to, a reduction in demand for our products and services, liquidity challenges for certain of our customers and suppliers, and organizational changes, such as personnel reductions and route consolidation, driven by cost actions to mitigate the actual and expected revenue decline. We have considered COVID-19 impacts in the preparation of our financial statements and footnotes as of and for the three and nine months ended September 30, 2020. Specific disclosures are presented in the following footnotes as applicable.
The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic and the related impact on the global economy, which are uncertain and cannot be predicted at this time.

Note 2. Discontinued Operations
On May 30, 2018, we acquired Stahlgruber GmbH ("Stahlgruber"), a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia, with further sales to Switzerland. Prior to closing, on May 3, 2018, the European Commission cleared the acquisition of Stahlgruber for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of Stahlgruber’s Czech Republic wholesale business was referred to the Czech Republic competition authority for review. On May 10, 2019, the Czech Republic competition authority approved our acquisition of Stahlgruber’s Czech Republic wholesale business subject to the requirement that we divest certain of the acquired locations. We acquired Stahlgruber’s Czech Republic wholesale business on May 29, 2019 and decided to divest all of the acquired Czech Republic locations. We immediately classified the business as discontinued operations because the business was never integrated into our Europe segment.
We completed the sale of Stahlgruber's Czech Republic business on February 28, 2020, resulting in a loss on sale of $1 million (presented in Net income (loss) from discontinued operations in the Unaudited Condensed Consolidated Statements of Income). As part of the transaction, we purchased the 48.2% noncontrolling interest from the minority shareholder for a purchase price of €8 million, which included the issuance of €4 million of notes payable, and then immediately thereafter sold 100% of the business for a purchase price of €14 million, which included €7 million of notes receivable. This transaction resulted in a disposition of noncontrolling interest of $11 million. From January 1, 2020 through the date of sale, we recorded an immaterial amount of net income (excluding the loss on sale) from discontinued operations related to the business, of which an immaterial amount was attributable to the noncontrolling interest. During the three months ended June 30, 2020, we recorded an immaterial adjustment related to the loss on disposal of the business.
As of December 31, 2019, the assets held for sale, liabilities held for sale, and noncontrolling interest of Stahlgruber's Czech Republic business were recorded within Prepaid expenses and other current assets, Other current liabilities, and Noncontrolling interest, respectively, on the Unaudited Condensed Consolidated Balance Sheets.

Note 3. Financial Statement Information
Allowance for Credit Losses
Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected lifetime credit losses was $68 million and $53 million at September 30, 2020 and December 31, 2019, respectively. Bad debt expense totaled $23 million and $10 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in our allowance for credit losses since December 31, 2019 is attributable to an increase in expected lifetime losses, primarily attributable to the downturn in the global economy related to the effects of the COVID-19 pandemic, and the $3 million effect of the adoption of ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") in the first quarter of 2020 (see the Recently Adopted Accounting Pronouncements section below for further details).
Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Aftermarket and refurbished products	$1,862,044	$2,297,895
Salvage and remanufactured products	364,082	447,908
Manufactured products	19,720	26,974
Total inventories	$2,245,846	$2,772,777
Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of September 30, 2020, manufactured products inventory was composed of $15 million of raw materials, $3 million of work in process, and $1 million of finished goods. As of December 31, 2019, manufactured products inventory was composed of $17 million of raw materials, $3 million of work in process, and $6 million of finished goods.
Net Assets Held for Sale
During 2019 and the first nine months of 2020, we committed to plans to sell certain businesses in our North America and Europe segments. As a result, these businesses were classified as net assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, resulting in a $1 million adjustment to reduce a previously recorded loss on disposal for the three months ended September 30, 2020, and net impairment charges of $2 million for the nine months ended September 30, 2020. As of September 30, 2020, assets and liabilities held for sale were immaterial.
In the second quarter of 2020, we completed the sale of one of these businesses, a non-core telecommunications operation in Germany, resulting in an immaterial loss on sale (presented in (Gain) loss on disposal of businesses and impairment of net assets held for sale in the Unaudited Condensed Consolidated Statements of Income). The disposed business was immaterial, generating annualized revenue of approximately $78 million during the twelve-month period ended May 31, 2020.
In the third quarter of 2019, we completed the sales of two of these businesses, our aviation business in North America and a wholesale business in Bulgaria. The proceeds exceeded our prior fair value estimates, resulting in a net $4 million reduction of previously reported impairment charges for the three months ended September 30, 2019 and a net $45 million impairment charge for the nine months ended September 30, 2019 (presented in (Gain) loss on disposal of businesses and impairment of net assets held for sale in the Unaudited Condensed Consolidated Statements of Income). Excluding the Stahlgruber Czech Republic wholesale business discussed in Note 2, "Discontinued Operations," as of December 31, 2019, assets and liabilities held for sale were immaterial, and were recorded within Prepaid expenses and other current assets and Other current liabilities, respectively, on the Unaudited Condensed Consolidated Balance Sheet.
We are required to record net assets of our held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values were based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for our discounted cash flow analyses of the businesses were based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to our estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in our analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of September 30, 2020.

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
We did not identify a triggering event in the second or third quarters that necessitated an interim test of goodwill impairment. Actual results for the second and third quarters were favorable relative to the forecast used in the first quarter interim test.
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
In response to the COVID-19 global pandemic, we secured rent relief from some of our lessors during the second quarter of 2020. The rent relief offered was primarily in the form of rent payment deferrals for one or more months to be paid back over a specified period of time ranging from one month to the remaining term of the lease. As of September 30, 2020, most of the deferrals recognized in the prior quarter were repaid. Any remaining payment deferrals were immaterial and were recorded in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets. During the second quarter of 2020, we also received other concessions consisting of abated rent or discounted rent, with payback not required, from various landlords, which resulted in reductions to Selling, general and administrative expenses of $2 million in our Unaudited Condensed Consolidated Statements of Income. We received additional concessions of less than $1 million during the third quarter of 2020.

Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $148 million and $139 million as of September 30, 2020 and December 31, 2019, respectively.
Europe Segment
Our investment in unconsolidated subsidiaries in Europe was $129 million and $122 million as of September 30, 2020 and December 31, 2019, respectively. We recorded equity in earnings of $4 million and $5 million during the three and nine months ended September 30, 2020, respectively, and equity in earnings of $4 million and equity in losses of $35 million during the three and nine months ended September 30, 2019, respectively, mainly related to our investment in Mekonomen AB ("Mekonomen").
On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of its rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of September 30, 2020, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $6 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.
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
Mekonomen announced in March 2020 that it would not make a dividend payment in 2020. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at September 30, 2020 was $151 million (using the Mekonomen share price of SEK 93 as of September 30, 2020) compared to a carrying value of $118 million.
North America Segment
Our investment in unconsolidated subsidiaries in the North America segment was $19 million and $18 million as of September 30, 2020 and December 31, 2019, respectively. We recorded equity in earnings of $0.4 million and equity in losses of $3 million during the three and nine months ended September 30, 2020, respectively. The equity in earnings for the North America equity investments was $0.4 million and $1 million during the three and nine months ended September 30, 2019, respectively.
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
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2019	$25,441
Warranty expense	48,778
Warranty claims	(45,091)
Balance as of September 30, 2020	$29,128
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

Government Assistance
During the three and nine months ended September 30, 2020, we recorded $12 million and $45 million, respectively, in financial assistance from foreign governments, primarily in the form of grants to offset personnel expenses in Europe and Canada. For each of the three and nine months ended September 30, 2020, $1 million was recorded as a reduction to Cost of goods sold, and $12 million and $44 million were reductions to Selling, general and administrative expenses, respectively, in our Unaudited Condensed Consolidated Statement of Income. Financial assistance received from governments is recorded during the period in which we incur the costs that the assistance is intended to offset (and only if it is probable that we will meet the conditions required under the terms of the assistance).
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in the U.S. to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Similar legislation was enacted in many of the Company’s international jurisdictions. Tax measures in these legislative actions did not have a material impact on the Company’s results of operations for the nine months ended September 30, 2020. Those initiatives did provide the Company with the opportunity to defer the timing of certain income tax, indirect tax and payroll tax payments in various jurisdictions. As of September 30, 2020, approximately $33 million of payments otherwise due by the third quarter of 2020 were deferred, of which we estimate approximately $30 million will be paid in 2021 or later.
Stockholders' Equity
Treasury Stock
As of September 30, 2020, our Board of Directors had authorized a stock repurchase program under which we may purchase up to $1.0 billion of our common stock from time to time through October 25, 2022. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases.
During the nine months ended September 30, 2020, we repurchased 3.3 million shares of common stock for an aggregate price of $88 million; we did not repurchase any shares during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, we repurchased 3.9 million and 10.9 million shares of common stock for an aggregate price of $101 million and $292 million, respectively. As of September 30, 2020, there was $560 million of remaining capacity under our repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.
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
In October 2020, we purchased all of the noncontrolling interest of a subsidiary in our North America segment for a purchase price of $10 million.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
During the first quarter of 2020, we adopted ASU 2016-13 and ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" ("ASU 2018-19"). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the prior “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. ASU 2018-19 affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of this amendment that represent the contractual right to receive cash. We applied ASU 2016-13 and ASU 2018-19 on a modified retrospective basis. As of January 1, 2020, we recorded a cumulative effect adjustment to retained earnings of $3 million.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes" (Topic 740) ("ASU 2019-12"), which simplifies the accounting for income taxes and adds guidance to reduce complexity in certain areas. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this standard on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have been completed. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures, and we have not yet elected an adoption date.

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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
North America	$1,007,001	$1,145,402	$3,007,169	$3,466,582
Europe	1,479,174	1,446,392	4,043,473	4,398,185
Specialty	399,554	394,204	1,150,962	1,157,023
Parts and services	2,885,729	2,985,998	8,201,604	9,021,790
Other	161,955	161,775	473,338	474,459
Total revenue	$3,047,684	$3,147,773	$8,674,942	$9,496,249

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
In North America, our vehicle replacement products include sheet metal collision parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; automotive glass products such as windshields; mirrors and grilles; wheels; and large mechanical items such as engines and transmissions. In Europe, our products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. In our Specialty operations, we serve six product segments: truck and off-road; speed and performance; recreational vehicles; towing; wheels, tires and performance handling; and miscellaneous accessories.
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

Balance as of January 1, 2020	$27,067
Additional warranty revenue deferred	32,310
Warranty revenue recognized	(33,508)
Balance as of September 30, 2020	$25,869

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
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $106 million and $61 million, respectively, as of September 30, 2020, and $97 million and $52 million, respectively, as of December 31, 2019. The refund liability is presented separately on the Unaudited Condensed Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $103 million and $108 million as of September 30, 2020 and December 31, 2019, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our unaudited condensed consolidated financial statements.

Note 5. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
We incurred $8 million of acquisition related expenses in each of the three and nine months ended September 30, 2020. The expenses primarily resulted from the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.
We incurred $2 million of acquisition related expenses in each of the three and nine months ended September 30, 2019. These expenses included external costs such as legal, accounting and advisory fees related to our acquisitions.

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
During the three and nine months ended September 30, 2020, we incurred $1 million and $6 million, respectively, of restructuring expenses under this program, primarily related to facility exit costs and employee-related costs. These costs were recorded within Restructuring and acquisition related expenses in the Unaudited Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2019, we incurred $18 million and $23 million, respectively, of restructuring expenses primarily related to inventory write-downs, facility exit costs, and employee-related costs. Of these expenses, $13 million, primarily related to Andrew Page branch consolidation and brand rationalization, were recorded within Cost of goods sold in the Unaudited Condensed Consolidated Statement of Income during each of the three and nine months ended September 30, 2019, and $4 million and $10 million, respectively, were recorded within Restructuring and acquisition related expenses.
The actions under this program are substantially complete. We estimate that total program costs will be approximately $45 million, of which $37 million was incurred in the year ended December 31, 2019. The total program costs include $31 million, $14 million and $1 million related to our Europe, North America and Specialty segments, respectively. Costs to be incurred through 2021 under this program are estimated to be between $2 million and $4 million.
2020 Global Restructuring Program
Beginning in the first quarter of 2020, we initiated a further restructuring program aimed at cost reductions across all our reportable segments through the elimination of underperforming assets and cost inefficiencies. These actions are incremental to those initiated as part of the 2019 Global Restructuring Program, and include costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives. We expanded this program during the second and third quarters as we identified additional opportunities to eliminate inefficiencies, including actions in response to impacts to our business from COVID-19.
During the three and nine months ended September 30, 2020, we recognized restructuring expenses totaling $10 million and $38 million, respectively, for employee-related costs, facility exit costs and inventory write-downs. Of these expenses, $1 million and $7 million resulted from inventory impairment charges related to facility consolidation actions and brand rationalizations and were recorded in Cost of goods sold in the Unaudited Condensed Consolidated Statement of Income for three months and nine months ended September 30, 2020, respectively. Of the cumulative program costs incurred to date, $22 million, $15 million and $1 million related to our North America, Europe and Specialty segments, respectively. We estimate total costs under the program through its expected completion date in 2022 will be between $65 million and $75 million, of which approximately $39 million, $31 million, and $1 million will be incurred by our Europe, North America and Specialty segments, respectively; these segment amounts represent the midpoints of the expected ranges of costs to be incurred by each segment.

Acquisition Integration Plans
During the three and nine months ended September 30, 2020, we incurred $2 million and $8 million of restructuring expenses, respectively, for our acquisition integration plans. These expenses were primarily related to the integration of our operations in Belgium. Future expenses to complete our existing integration plans are expected to be immaterial.
During the three and nine months ended September 30, 2019, we incurred $7 million and $13 million of restructuring expenses, respectively, primarily related to our acquisition integration efforts in our Europe segment. These expenses included approximately $4 million and $7 million for the three and nine months ended September 30, 2019, respectively, related to the integration of our acquisition of Andrew Page Limited. The $4 million recorded during the three months ended September 30, 2019 for Andrew Page Limited was recorded within Cost of goods sold in the Unaudited Condensed Consolidated Statement of Income.
1 LKQ Europe Program
In September 2019, we announced a multi-year program called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. While certain projects were delayed as a result of the COVID-19 pandemic, such as our procurement initiatives and the new head office in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We expect to complete the organizational design and implementation projects by the middle of 2021, with the remaining projects to be completed by 2024.
We estimate that we will incur between $45 million and $55 million in total personnel and inventory related restructuring charges through 2024 under the program, although we are undertaking a full review of most projects under the program in the fourth quarter, and will provide updated restructuring estimates once we have completed that effort. We may identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects.

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
The fair value of RSUs that vested during the nine months ended September 30, 2020 was $26 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the nine months ended September 30, 2020:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2020	1,612,026	$31.72
Granted	901,215	$31.67
Vested	(883,578)	$31.52
Forfeited / Canceled	(87,071)	$32.79
Unvested as of September 30, 2020	1,542,592	$31.74
Expected to vest after September 30, 2020	1,344,073	$31.65	2.9	$37,271
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of the Company’s common stock.

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
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the nine months ended September 30, 2020:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2020	136,170	$27.69
Granted (2)	164,152	$31.85
Forfeited / Canceled	(7,375)	$29.65
Unvested as of September 30, 2020	292,947	$29.97
Expected to vest after September 30, 2020	292,947	$29.97	1.7	$8,123
(1)     The aggregate intrinsic value of expected to vest PSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units at target) that would have been received by the holders had all the expected to vest PSUs vested. This amount changes based on the market price of the Company’s common stock and the achievement of the performance metrics relative to the established targets.
(2)    Represents the number of PSUs at target payout.
Stock Options
Stock options vested over periods of up to five years, subject to a continued service condition. Stock options expired either six years or ten years from the date they were granted. No options were granted during the nine months ended September 30, 2020. No options vested during the nine months ended September 30, 2020.

The following table summarizes activity related to our stock options under the Equity Incentive Plan for the nine months ended September 30, 2020:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2020	114,594	$12.26
Exercised	(112,472)	$11.88		$2,629
Canceled	(2,122)	$32.31
Balance as of September 30, 2020	—	$—	—	$—
All stock options were exercised or canceled as of September 30, 2020.
Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $7 million and $23 million for the three and nine months ended September 30, 2020, respectively, and $7 million and $21 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, unrecognized compensation expense related to unvested RSUs and PSUs was $44 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from target.

Note 7. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income from continuing operations	$193,931	$151,812	$459,318	$402,582
Denominator for basic earnings per share—Weighted-average shares outstanding	304,271	307,230	304,837	311,360
Effect of dilutive securities:
RSUs	295	293	333	341
PSUs	—	—	—	—
Stock options	—	437	1	503
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	304,566	307,960	305,171	312,204
Basic earnings per share from continuing operations	$0.64	$0.49	$1.51	$1.29
Diluted earnings per share from continuing operations (1)	$0.64	$0.49	$1.51	$1.29
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Antidilutive securities:
RSUs	717	942	847	700
Stock options	—	31	—	32

Note 8. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	September 30, 2020
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, July 1, 2020	$(243,524)	$(1,994)	$(29,939)	$(4,306)	$(279,763)
Pretax income (loss)	70,178	(19,865)	(34)	—	50,279
Income tax effect	—	4,690	9	—	4,699
Reclassification of unrealized loss	—	20,153	3,794	—	23,947
Reclassification of deferred income taxes	—	(4,756)	(966)	—	(5,722)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(3,162)	(3,162)
BALANCE, September 30, 2020	$(173,346)	$(1,772)	$(27,136)	$(7,468)	$(209,722)

	Three Months Ended
	September 30, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, July 1, 2019	$(181,890)	$5,987	$(7,856)	$(4,794)	$(188,553)
Pretax (loss) income	(69,440)	28,594	(3,087)	—	(43,933)
Income tax effect	—	(6,739)	782	—	(5,957)
Reclassification of unrealized gain	—	(30,256)	(61)	—	(30,317)
Reclassification of deferred income taxes	—	7,140	13	—	7,153
Disposal of business	(379)	—	—	—	(379)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	1,240	1,240
BALANCE, September 30, 2019	$(251,709)	$4,726	$(10,209)	$(3,554)	$(260,746)

	Nine Months Ended
	September 30, 2020
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, January 1, 2020	$(170,893)	$5,358	$(31,934)	$(3,416)	$(200,885)
Pretax loss	(3,219)	(23,490)	(34)	—	(26,743)
Income tax effect	—	5,548	9	—	5,557
Reclassification of unrealized loss	—	14,207	6,563	—	20,770
Reclassification of deferred income taxes	—	(3,395)	(1,740)	—	(5,135)
Disposal of business	766	—	—	—	766
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(4,052)	(4,052)
BALANCE, September 30, 2020	$(173,346)	$(1,772)	$(27,136)	$(7,468)	$(209,722)

	Nine Months Ended
	September 30, 2019
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, January 1, 2019	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Pretax (loss) income	(73,733)	34,769	(3,087)	—	(42,051)
Income tax effect	—	(8,163)	782	—	(7,381)
Reclassification of unrealized (gain) loss	—	(47,431)	229	—	(47,202)
Reclassification of deferred income taxes	—	11,177	(58)	—	11,119
Disposal of business	(379)	—	—	—	(379)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	98	98
BALANCE, September 30, 2019	$(251,709)	$4,726	$(10,209)	$(3,554)	$(260,746)

The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Unaudited Condensed Consolidated Statements of Income are as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification	2020	2019	2020	2019
Unrealized (losses) gains on interest rate swaps	Interest expense, net of interest income	$(2,538)	$1,459	$(1,011)	$4,914
Unrealized gains on cross currency swaps	Interest expense, net of interest income	2,696	4,071	8,043	12,720
Unrealized (losses) gains on cross currency swaps (1)	Other expense (income), net	(20,874)	24,726	(21,802)	29,797
Unrealized gains on foreign currency forward contracts (1)	Other expense (income), net	563	—	563	—
Total		$(20,153)	$30,256	$(14,207)	$47,431
(1)The amounts reclassified to Other expense (income), net in our Unaudited Condensed Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.
Net unrealized losses and gains related to our pension plans were reclassified to Other expense (income), net in our Consolidated Statements of Income during each of the three and nine months ended September 30, 2020 and 2019.
Our policy is to reclassify the income tax effect from Accumulated other comprehensive loss to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 9. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Senior secured credit agreement:
Term loans payable	$328,125	$341,250
Revolving credit facilities	918,099	1,268,008
U.S. Notes (2023)	—	600,000
Euro Notes (2024)	586,050	560,650
Euro Notes (2026/28)	1,172,100	1,121,300
Receivables securitization facility	—	—
Notes payable through October 2030 at weighted average interest rates of 3.1% and 3.2%, respectively	26,490	26,971
Finance lease obligations at weighted average interest rates of 4.1% and 4.1%, respectively	48,567	40,837
Other debt at weighted average interest rates of 1.5% and 1.8%, respectively	54,034	113,010
Total debt	3,133,465	4,072,026
Less: long-term debt issuance costs	(26,243)	(29,990)
Less: current debt issuance costs	(316)	(280)
Total debt, net of debt issuance costs	3,106,906	4,041,756
Less: current maturities, net of debt issuance costs	(97,268)	(326,367)
Long term debt, net of debt issuance costs	$3,009,638	$3,715,389
Senior Secured Credit Agreement
On June 11, 2020, LKQ Corporation and certain other subsidiaries of LKQ (collectively, the "Borrowers") entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement dated January 29, 2016 (the "Credit Agreement"), which modifies the maximum permitted net leverage ratio through the quarter ending September 30, 2021. Prior to the amendment, the maximum permitted net leverage ratio was 4.00:1.00. After the amendment, the maximum permitted net leverage ratio is (i) 5.00:1.00 for the quarters ending September 30, 2020, December 31, 2020 and March 31, 2021, (ii) 4.50:1.00 for the quarter ending June 30, 2021, and (iii) 4.25:1.00 for the quarter ending September 30, 2021. Beginning with the quarter ending December 31, 2021, the maximum permitted net leverage ratio reverts to the terms in effect prior to the amendment. In the event that the net leverage ratio is greater than 4.00:1.00, the Company would be restricted from repurchasing its shares. We can at any time elect to cancel the modifications to the maximum permitted net leverage ratio and revert to the terms in effect prior to the amendment subject to compliance with the 4.00:1.00 ratio. Amendment No. 4 to the Credit Agreement also made certain other immaterial modifications.
The total availability under the revolving credit facility's multicurrency component is $3.15 billion. Amounts outstanding under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which totaled $328 million as of September 30, 2020, are due and payable in quarterly installments equal to     approximately $4 million on the last day of each fiscal quarter, with the remaining balance due and payable on January 29, 2024.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at September 30, 2020 and December 31, 2019 were 1.7% and 1.6%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $18 million classified as current maturities at both September 30, 2020 and December 31, 2019. As of September 30, 2020, there were letters of credit outstanding in the aggregate amount of $71 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at September 30, 2020 was $2.2 billion.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing on our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling

$107 million and $132 million were collateral for the investments under the receivables facility as of September 30, 2020 and December 31, 2019, respectively.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) London Interbank Offered Rate ("LIBOR"), or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. There was no outstanding balance as of September 30, 2020 or December 31, 2019.

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
We hold cross currency swaps, which contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. Changes in the fair value of the derivative instruments are recorded in Accumulated other comprehensive income (loss) and are reclassified to Interest expense, net of interest income and Other expense (income), net when the underlying transactions have an impact on earnings. Our cross currency swaps have maturity dates in October 2020 and January 2021.
We hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. Changes in the fair value of the foreign currency forward contracts are recorded in Accumulated other comprehensive income (loss) and reclassified to Other expense (income), net when the underlying transaction has an impact on earnings. Our foreign currency forward contracts have maturity dates in December 2020 to coincide with the maturities of the related intercompany loans.
As of September 30, 2020 and December 31, 2019, we held cash flow hedges with the following notional amounts (in thousands):

	September 30, 2020	December 31, 2019
Interest rate swap agreements
USD denominated	$480,000	$480,000
Cross currency swap agreements
Euro denominated (1)	€423,750	€435,000
Foreign currency forward contracts
Euro denominated (2)	€91,000	€—
GBP denominated	£75,000	£—
(1)    The notional amount of our cross currency swap agreements steps down by €4 million quarterly, with the balance maturing at the end of the contract.
(2)    In October 2020, we entered into an additional foreign currency forward contract for €51 million, also maturing in December 2020.

The following tables summarize the fair values of our designated cash flow hedges as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value at September 30, 2020
	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements	$—	$—	$1,952	$—
Cross currency swap agreements	—	—	42,121	—
Foreign currency forward contracts	402	—	252	—
Total cash flow hedges	$402	$—	$44,325	$—

	Fair Value at December 31, 2019
	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements	$—	$3,262	$—	$—
Cross currency swap agreements	2,975	181	970	23,349
Total cash flow hedges	$2,975	$3,443	$970	$23,349

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would have an immaterial impact to our Unaudited Condensed Consolidated Balance Sheet at September 30, 2020. At December 31, 2019 the impact of netting the fair values of our derivative contracts would result in a $1 million decrease to Prepaid expenses and other current assets and Other accrued expenses, and a $1 million decrease to Other noncurrent assets and Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheet.
The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)." As of September 30, 2020, we estimate that we will reclassify $1 million of derivative losses (net of tax) from Accumulated other comprehensive income (loss) to Interest expense, net of interest income in our Unaudited Condensed Consolidated Statements of Income within the next 12 months. We estimate that we will also reclassify $1 million of derivative losses (net of tax) from Accumulated other comprehensive income (loss) to Other expense (income), net in our Unaudited Condensed Consolidated Statements of Income within the next 12 months; the reclassification of derivative losses to Other expense (income), net offsets the projected impact of the remeasurement of the underlying transactions.
The activity related to our cash flow hedges is presented in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The notional amount and fair value of these contracts at September 30, 2020 and December 31, 2019, along with the effect on our results of operations during the three and nine months ended September 30, 2020 and 2019, were immaterial.

Note 11. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and nine months ended September 30, 2020, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2020 and December 31, 2019 (in thousands):

	Balance as of September 30, 2020	Fair Value Measurements as of September 30, 2020
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$63,490	$—	$63,490	$—
Foreign currency forward contracts	402	—	402	—
Total Assets	$63,892	$—	$63,892	$—
Liabilities:
Contingent consideration liabilities	$11,928	$—	$—	$11,928
Interest rate swaps	1,952	—	1,952	—
Deferred compensation liabilities	67,500	—	67,500	—
Cross currency swap agreements	42,121	—	42,121	—
Foreign currency forward contracts	252	—	252	—
Total Liabilities	$123,753	$—	$111,825	$11,928

	Balance as of December 31, 2019	Fair Value Measurements as of December 31, 2019
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$60,637	$—	$60,637	$—
Interest rate swaps	3,262	—	3,262	—
Cross currency swap agreements	3,156	—	3,156	—
Total Assets	$67,055	$—	$67,055	$—
Liabilities:
Contingent consideration liabilities	$11,539	$—	$—	$11,539
Deferred compensation liabilities	63,981	—	63,981	—
Cross currency swap agreements	24,319	—	24,319	—
Total Liabilities	$99,839	$—	$88,300	$11,539

The cash surrender value of life insurance is included in Other noncurrent assets on our Unaudited Condensed Consolidated Balance Sheets. The current portion of contingent consideration liabilities is included in Other current liabilities on our Unaudited Condensed Consolidated Balance Sheets; the noncurrent portion of deferred compensation liabilities and contingent consideration liabilities is included in Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps, cross currency swap agreements, and foreign currency forward contracts is presented in Note 10, "Derivative Instruments and Hedging Activities."
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

Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both September 30, 2020 and December 31, 2019, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.2 billion and $1.6 billion, respectively. As of September 30, 2020 and December 31, 2019 there were no outstanding borrowings under the receivables facility. As of December 31, 2019, the fair value of the U.S. Notes (2023) was approximately $609 million compared to a carrying value of $600 million; as of September 30, 2020, there were no outstanding borrowings on the U.S. Notes (2023). As of September 30, 2020 and December 31, 2019, the fair values of the Euro Notes (2024) were approximately $617 million and $632 million, respectively, compared to carrying values of $586 million and $561 million, respectively. As of September 30, 2020 and December 31, 2019, the fair value of the Euro Notes (2026/28) was $1.2 billion at each date, compared to a carrying value of $1.2 billion and $1.1 billion, respectively.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2020 and December 31, 2019 to assume these obligations. The fair value of our U.S. Notes (2023) was classified as Level 1 within the fair value hierarchy since it was determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 12. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits. As of September 30, 2020 and December 31, 2019, the aggregate funded status of the defined benefit plans was a liability of $141 million and $142 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.
On June 28, 2019, we approved an amendment to terminate our primary defined benefit plan in the U.S. (the "U.S. Plan") and to freeze all related benefit accruals, effective June 30, 2019. U.S. Plan participants were able to receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination was determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. During the quarter ended June 30, 2020, participants were able to elect lump-sum distributions. As a result of these elections and subsequent payments, we reclassified $2 million of unrealized loss from Accumulated other comprehensive loss to Other expense (income), net in our Unaudited Condensed Consolidated Statements of Income as of June 30, 2020 to reflect the partial settlement of the plan. During the three months ended September 30, 2020, we recorded a further $4 million reclassification of unrealized loss from Accumulated other comprehensive loss to Other expense (income), net based on the annuity purchase cost to settle the plan obligations.
Net periodic benefit cost for our defined benefit plans included the following components for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$688	$551	$2,214	$2,212
Interest cost	682	959	2,131	2,954
Expected return on plan assets	(411)	(455)	(1,551)	(1,795)
Amortization of actuarial loss (gain)	238	(61)	907	229
Settlement loss	3,556	—	5,656	—
Net periodic benefit cost	$4,753	$994	$9,357	$3,600

For the three and nine months ended September 30, 2020 and 2019, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other expense (income), net in our Unaudited Condensed Consolidated Statements of Income.

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
Our effective income tax rate for the nine months ended September 30, 2020 was 28.3%, compared to 27.5% for the comparable prior year period. The increase is attributable to a higher expected annual effective tax rate in 2020 as a result of the estimated unfavorable impact of the COVID-19 pandemic on the Company’s results of operations, particularly in certain international jurisdictions. Primary factors in the increase include valuation allowances on the tax benefit of net operating losses in certain jurisdictions where realization is uncertain, and the impact of lower available interest deductions in certain foreign jurisdictions due to legislative thin capitalization constraints, typically based on profitability. For the nine months ended September 30, 2020, the effective tax rate was increased 0.3% by unfavorable discrete items, primarily valuation allowances on net operating loss carryforwards and deferred tax adjustments as a result of statutory tax rate changes. Net discrete items for the nine months ended September 30, 2019 were immaterial to the effective tax rate. Ongoing uncertainties due to the impact of the COVID-19 pandemic on the Company’s operations for the remainder of 2020 may result in volatility in the effective tax rate driven generally by the level of profitability and changes in the mix of earnings across the Company’s jurisdictions.

Note 14. Segment and Geographic Information
We have four operating segments: Wholesale – North America, Europe, Specialty and Self Service. Our Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. Our reportable segments are organized based on a combination of geographic areas served and type of product lines offered. The reportable segments are managed separately as each business serves different customers (i.e., geographic in the case of North America and Europe and product type in the case of Specialty) and is affected by different economic conditions. Therefore, we present three reportable segments: North America, Europe and Specialty.
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended September 30, 2020
Revenue:
Third Party	$1,164,031	$1,484,099	$399,554	$—	$3,047,684
Intersegment	210	—	875	(1,085)	—
Total segment revenue	$1,164,241	$1,484,099	$400,429	$(1,085)	$3,047,684
Segment EBITDA	$204,957	$136,165	$48,340	$—	$389,462
Depreciation and amortization (1)	24,479	44,412	7,436	—	76,327
Three Months Ended September 30, 2019
Revenue:
Third Party	$1,302,086	$1,451,483	$394,204	$—	$3,147,773
Intersegment	61	—	1,110	(1,171)	—
Total segment revenue	$1,302,147	$1,451,483	$395,314	$(1,171)	$3,147,773
Segment EBITDA	$166,310	$124,712	$45,464	$—	$336,486
Depreciation and amortization (1)	23,593	47,302	6,983	—	77,878

	North America	Europe	Specialty	Eliminations	Consolidated
Nine Months Ended September 30, 2020
Revenue:
Third Party	$3,465,102	$4,058,878	$1,150,962	$—	$8,674,942
Intersegment	729	—	2,923	(3,652)	—
Total segment revenue	$3,465,831	$4,058,878	$1,153,885	$(3,652)	$8,674,942
Segment EBITDA	$565,949	$303,814	$132,805	$—	$1,002,568
Depreciation and amortization (1)	72,677	126,000	21,959	—	220,636
Nine Months Ended September 30, 2019
Revenue:
Third Party	$3,925,962	$4,413,264	$1,157,023	$—	$9,496,249
Intersegment	260	—	3,664	(3,924)	—
Total segment revenue	$3,926,222	$4,413,264	$1,160,687	$(3,924)	$9,496,249
Segment EBITDA	$532,994	$346,291	$135,790	$—	$1,015,075
Depreciation and amortization (1)	68,257	141,087	20,895	—	230,239
(1)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold and Restructuring and acquisition related expenses.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income attributable to LKQ stockholders excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense.
The table below provides a reconciliation of Net Income to EBITDA and Segment EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$193,931	$152,593	$458,680	$403,761
Less: net income (loss) attributable to continuing noncontrolling interest	448	(46)	1,166	2,321
Less: net income attributable to discontinued noncontrolling interest	—	376	103	568
Net income attributable to LKQ stockholders	193,483	152,263	457,411	400,872
Subtract:
Net income (loss) from discontinued operations	—	781	(638)	1,179
Net income attributable to discontinued noncontrolling interest	—	(376)	(103)	(568)
Net income from continuing operations attributable to LKQ stockholders	193,483	151,858	458,152	400,261
Add:
Depreciation and amortization	68,655	71,513	199,897	213,349
Depreciation and amortization - cost of goods sold	7,067	5,391	16,162	15,916
Depreciation and amortization - restructuring expenses (1)	605	974	4,577	974
Interest expense, net of interest income	25,182	32,104	76,729	104,077
(Gain) loss on debt extinguishment	—	(128)	12,751	(128)
Provision for income taxes	78,510	57,747	180,790	165,122
EBITDA	373,502	319,459	949,058	899,571
Subtract:
Equity in earnings (losses) of unconsolidated subsidiaries (2)	4,113	4,232	1,980	(33,745)
Add:
Restructuring and acquisition related expenses (1)	19,890	7,955	47,838	19,639
Restructuring expenses - cost of goods sold	833	17,130	6,494	17,130
(Gain) loss on disposal of businesses and impairment of net assets held for sale (3)	(503)	(3,601)	1,733	44,919
Change in fair value of contingent consideration liabilities	(147)	(225)	(575)	71
Segment EBITDA	$389,462	$336,486	$1,002,568	$1,015,075
(1)    The sum of these two captions represents the total amount that is reported in Restructuring and acquisition related expenses in our Unaudited Condensed Consolidated Statements of Income. Refer to Note 5, "Restructuring and Acquisition Related Expenses," for further information.
(2)    Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," for further information.
(3)    Refer to "Net Assets Held for Sale" in Note 3, "Financial Statement Information," for further information.

The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Capital Expenditures
North America	$12,352	$29,430	$52,565	$83,833
Europe	17,420	30,916	49,970	72,333
Specialty	2,876	3,937	7,414	9,385
Total capital expenditures	$32,648	$64,283	$109,949	$165,551

The following table presents assets by reportable segment (in thousands):

	September 30,	December 31,
	2020	2019
Receivables, net
North America	$380,907	$419,452
Europe	688,175	636,216
Specialty	105,422	75,464
Total receivables, net	1,174,504	1,131,132
Inventories
North America	805,681	991,062
Europe	1,228,332	1,401,801
Specialty	211,833	379,914
Total inventories	2,245,846	2,772,777
Property, plant and equipment, net
North America	579,693	610,573
Europe	544,745	538,951
Specialty	80,328	84,876
Total property, plant and equipment, net	1,204,766	1,234,400
Operating lease assets, net
North America	761,928	768,164
Europe	441,223	457,035
Specialty	80,061	83,312
Total operating lease assets, net	1,283,212	1,308,511
Equity method investments
North America	18,730	17,624
Europe	128,806	121,619
Total equity method investments	147,536	139,243
Other unallocated assets	6,105,348	6,193,893
Total assets	$12,161,212	$12,779,956

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
The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
United States	$1,463,063	$1,579,691	$4,327,563	$4,735,134
Germany	396,119	394,115	1,129,805	1,196,527
United Kingdom	411,861	394,621	1,080,899	1,217,199
Other countries	776,641	779,346	2,136,675	2,347,389
Total revenue	$3,047,684	$3,147,773	$8,674,942	$9,496,249

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2020	2019
Long-lived assets
United States	$1,429,743	$1,467,701
Germany	348,260	340,995
United Kingdom	295,658	330,113
Other countries	414,317	404,102
Total long-lived assets	$2,487,978	$2,542,911

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
Acquisitions and Investments
Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Through 2018, our acquisition strategy was focused on consolidation to build scale in fragmented markets across North America and Europe. We targeted companies that were market leaders, expanded our geographic presence and enhanced our ability to provide a wide array of vehicle products through our distribution network. In the last few years, we have shifted our focus from larger transactions to tuck-in acquisitions that target high synergies and/or add critical capabilities. Additionally, we have made investments in various businesses to advance our strategic objectives.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2019 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. Other than as described below, there have been no changes to those critical accounting policies or estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2020.
COVID-19 Projections and Assumptions
In the first, second and third quarters of 2020, we prepared forecasts of future revenues, profits and cash flows to use in multiple analyses, including the interim goodwill impairment test, other impairment tests of long-lived assets, assessments of the recoverability of inventory, determination of customer and supplier rebate balances, calculation of the annual effective tax rate and evaluations of the realizability of deferred tax assets. Actual results have shown an improving trend, with profitability in both the second and third quarters exceeding our prior forecast prepared in the first quarter of 2020. We expect to face continued pressure on revenue with COVID-19 infection rates rising in a number of our geographies, but we believe that profit margins will remain above the prior year due to margin and overhead cost initiatives implemented this year. Additionally, we expect to generate higher free cash flows (as defined in the Key Performance Indicators section below) for the full year of 2020 than we generated in the prior year.
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
Our goodwill would be considered impaired if the carrying value of a reporting unit exceeded its estimated fair value. The fair value estimates are established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We believe that using two methods to determine fair value limits the chances of an unrepresentative valuation. Discount rates, growth rates and cash flow projections are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. Impairment may result from, among other things, deterioration in the performance of our reporting units' businesses, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of our reporting units' businesses. To assess the reasonableness of the fair value estimates, we compare the sum of the reporting units’ fair values to the Company’s market capitalization and calculate an implied control premium, which is then evaluated against recent market transactions in our industry, or in the case of our interim test, against transactions during the 2008-2009 financial crisis. If we were required to recognize goodwill impairments, we would report those impairment losses as part of our operating results.
We determined no impairments existed on any of our four reporting units when we performed our interim goodwill impairment testing in the first quarter of 2020, as each of those reporting units had a fair value estimate that exceeded the carrying value by at least 12%, the level at which our Europe reporting unit exceeded its carrying value. We did not identify a triggering event in the second or third quarter that necessitated an interim test of goodwill impairment. See Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our interim goodwill impairment test.
We review indefinite-lived intangible assets for impairment annually or on an interim basis if events or changes in circumstances indicate that the carrying value may not be recoverable. We determined that the effect of the uncertainty relating to the COVID-19 pandemic on our forecasted results represented a change in circumstances indicating that the carrying value of the Warn trademark, which is our only indefinite-lived intangible asset, may not be recoverable. As a result, we performed a quantitative impairment test as of March 31, 2020 using the relief-from-royalty method and determined no impairment existed, as the trademark had a fair value estimate which exceeded the carrying value by approximately 9%. We did not identify a triggering event in the second or third quarter that necessitated an interim test of impairment.
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
1 LKQ Europe Program
We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we expect to recognize the following:

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

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses and Purchases of property, plant and equipment in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Beginning in the second half of March 2020, management delayed certain projects under the 1 LKQ Europe program to reduce expenses and preserve capital in response to the COVID-19 pandemic. Based on our expectations in the second quarter of 2020 that the impacts on our business from COVID-19 had stabilized, we restarted the program in July 2020 with substantially the same initiatives and projects as prior to the pandemic. While certain projects were delayed as a result of the COVID-19 pandemic, such as our procurement initiatives and the new head office in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We expect to complete the organizational design and implementation projects by the middle of 2021, with the remaining projects to be completed by 2024. We expect that costs of the program, reflecting all three categories noted above, will range between $100 million and $125 million for the period from 2020 through 2021 with an additional $80 million to $100 million between 2022 and the original projected completion date of the project in 2024; however, we are undertaking a full review of most projects under the program in the fourth quarter, and will provide updated program estimates once we have completed that effort. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by the improved trade working capital initiatives across our Europe segment.
COVID-19 Impact on Our Operations
In late February 2020, the Italian government began placing restrictions on activity as a result of the COVID-19 outbreak. Sales volumes fell as fewer cars were on the road and less maintenance activity was performed. While our Italian operation is an important part of our European business, it represented approximately 10% of the segment’s revenue in 2019, and thus the disruption did not have a material impact on the Company. By mid-March, the COVID-19 impact began spreading across the rest of the geographies where we operate at a very rapid pace. Governments adopted aggressive restrictions on the operation of non-essential businesses and personal movement, which reduced miles driven and collisions. While our businesses have been deemed essential in most jurisdictions in which we operate, the change in behavior driven by the COVID-19 restrictions negatively impacted our sales volume. Our organic parts and services revenue declined by 16.8% and 4.5% in the second and third quarters of 2020, respectively, relative to the comparable prior periods, but showed improvement over the periods as governments gradually lifted restrictions for non-essential businesses and personal movement. As anticipated, April experienced the most negative revenue impact, with organic parts and services revenue (on a per day basis) down 30.3% compared to the prior year period. As movement restrictions lessened in May and June, we experienced organic parts and services revenue declines (on a per day basis) of 13.2% and 7.3%, respectively, compared to the prior year periods. However, the pace of improvement flattened into the third quarter as the increasing level of COVID-19 cases, especially in the United States, slowed the recovery. During the third quarter, organic parts and services revenue declined by 4.5% compared to the prior year period, a small improvement from the June decline of 7.3% (on a per day basis). In the fourth quarter of 2020, we expect revenue to remain lower on a year over year basis as COVID-19 continues to impact economic activity in the U.S. and Europe. The level of the year over year decrease in revenue will depend on the extent of lockdown measures taken in response to an increase in the prevalence of the virus outbreak.
Recognizing the demand changes in the first quarter of 2020, we took action in all of our business units to reduce our cost structure. These actions included, but were not limited to, employee furloughs and reductions in force, decreases in hours and overtime, lowering compensation for salaried employees, a hiring freeze, elimination of temporary labor, route consolidation, deferral of projects, and temporary branch closures. In the second quarter, these cost actions contributed to a reduction of approximately 18% in quarterly selling, general and administrative expenses compared to our first quarter 2020 run rate. We estimate that the cost actions generated a $10 million benefit in cost of goods sold compared to our second quarter of 2019. Some of the savings from the cost actions were delayed as we paid out vacation balances in April and covered medical benefits for employees in the United States during their furlough period. During the third quarter, we were able to sustain a portion of the cost benefits, with quarterly selling, general and administrative costs down 10% compared to the first quarter 2020 run rate. We estimate that the cost actions generated a $10 million benefit in cost of goods sold compared to our third quarter of 2019. If revenue increases going forward into 2021 as projected, we expect that some of the costs that were reduced as a result of COVID-19 will remain at a lower level; the management team has been implementing productivity initiatives to create lower cost structures going forward as seen in the third quarter results.We pursued certain financial assistance and relief programs that were available to us from governments in Europe and Canada, primarily in the form of grants to offset personnel expenses; through September 30, 2020, we qualified for $45 million of assistance, although that figure was heavily weighted to the second quarter. We currently do not anticipate qualifying for significant additional assistance in the fourth quarter of 2020, although this view may change in the future based on developments with the recent resurgence of the virus outbreak.
These cost actions lagged the revenue impact in the first and second quarters, which meant there was a negative timing impact of COVID-19 on our profitability in those periods in addition to the negative effect from reduced revenue. By the third quarter, the cost actions were aligned with the revenue changes, and we generated higher Segment EBITDA dollars and margins than in the third quarter of 2019.
We also emphasized the preservation of capital with a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax payment deferrals (the majority of which were paid during the third quarter), and suspension of our share buyback program. This focus was successful as we improved our liquidity position relative to March 31 while managing through the disruption caused by the pandemic.
One of our top priorities is the health and safety of our employees, customers and the communities in which we operate. We are using all reasonable efforts to follow all governmental instructions and safety guidelines with respect to the operations of our facilities. We have implemented protocols across our business units to help ensure the health and safety of our employees, customers and communities including, but not limited to: restricting access to and enhancing cleaning and disinfecting protocols at our facilities; use of personal protection equipment; adhering to social distancing guidelines; instituting remote work arrangements for many of our employees; and restricting travel.

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
•Organic revenue growth - We define organic revenue growth as total revenue growth from continuing operations excluding the effects of acquisitions and divestitures (i.e., revenue generated from the date of acquisition to the first anniversary of that acquisition, net of reduced revenue due to the disposal of businesses) and foreign currency movements (i.e., impact of translating revenue at prior period exchange rates). Organic revenue growth includes incremental sales from both existing and new (i.e., opened within the last twelve months) locations and is derived from expanding business with existing customers, securing new customers and offering additional products and services. We believe that organic revenue growth is a key performance indicator as this statistic measures our ability to serve and grow our customer base successfully.
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

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.7%	61.9%	60.5%	61.5%
Gross margin	39.3%	38.1%	39.5%	38.5%
Selling, general and administrative expenses	26.7%	28.3%	28.3%	28.3%
Restructuring and acquisition related expenses	0.7%	0.3%	0.6%	0.2%
(Gain) loss on disposal of businesses and impairment of net assets held for sale	(0.0)%	(0.1)%	0.0%	0.5%
Depreciation and amortization	2.3%	2.3%	2.3%	2.2%
Operating income	9.7%	7.4%	8.3%	7.3%
Total other expense, net	0.9%	0.8%	0.9%	0.9%
Income from continuing operations before provision for income taxes	8.8%	6.5%	7.4%	6.3%
Provision for income taxes	2.6%	1.8%	2.1%	1.7%
Equity in earnings (losses) of unconsolidated subsidiaries	0.1%	0.1%	0.0%	(0.4)%
Income from continuing operations	6.4%	4.8%	5.3%	4.2%
Net income (loss) from discontinued operations	—%	0.0%	(0.0)%	0.0%
Net income	6.4%	4.8%	5.3%	4.3%
Less: net income (loss) attributable to continuing noncontrolling interest	0.0%	(0.0)%	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	—%	0.0%	0.0%	0.0%
Net income attributable to LKQ stockholders	6.3%	4.8%	5.3%	4.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	September 30,		Percentage Change in Revenue
	2020	2019	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$2,885,729	$2,985,998	(4.5)%	(1.0)%	2.1%	(3.4)%
Other revenue	161,955	161,775	(0.1)%	—%	0.2%	0.1%
Total revenue	$3,047,684	$3,147,773	(4.3)%	(0.9)%	2.0%	(3.2)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The decline in parts and services revenue of 3.4% represented a decrease in segment revenue of 12.1% in North America, partially offset by increases of 2.3% in Europe and 1.4% in Specialty. Organic parts and services revenue declined by 4.5% in the third quarter of 2020 primarily related to the impact of COVID-19 on North America (refer to the "COVID-19 Impact on Our Operations" section above for further details). Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the third quarter of 2020 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 60.7% of revenue in the three months ended September 30, 2020 from 61.9% of revenue in the three months ended September 30, 2019. Cost of goods sold decreased by 0.8% and 0.6% in our Europe and North America segments, respectively, partially offset by a 0.3% increase in cost of goods sold attributable to mix. The mix impact was a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher margin North America segment made up a smaller percentage of the consolidated results, causing an unfavorable effect on the gross margin percentage. For the three months ended September 30, 2020, we recorded inventory write downs of $1 million, primarily related to restructuring plans in our North America segment, compared to $17 million for the three months ended September 30, 2019; these inventory write-downs were principally due to our Europe segment, and related to the U.K. branch consolidation and brand rationalization initiated as part of our restructuring programs. The lower inventory write downs in the three months ended September 30, 2020 compared to the prior year period resulted in a favorable impact on cost of goods sold of 0.5%. Our restructuring plans are described in Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended September 30, 2020 compared to the same period of 2019.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue decreased to 26.7% in the three months ended September 30, 2020 from 28.3% in the three months ended September 30, 2019. SG&A expenses decreased due to (i) a decrease of 1.3% in our North America segment, and (ii) a 0.2% decrease in SG&A expenses attributable to mix. The mix impact was a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher SG&A expense percentage North America segment made up a smaller percentage of the consolidated results, which had a favorable effect on the SG&A expense percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended September 30, 2020 compared to the same period of 2019.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2020		2019		Change
Restructuring expenses	$12,701	(1)	$7,284	(2)	$5,417
Acquisition related expenses	7,794	(3)	1,645	(4)	6,149
Total restructuring and acquisition related expenses	$20,495		$8,929		$11,566
(1)Restructuring expenses for the three months ended September 30, 2020 primarily consisted of (i) $10 million related to our 2020 global restructuring program, (ii) $2 million related to integration costs from acquisitions, and (iii) $1 million related to our 2019 global restructuring program.
(2)    Restructuring expenses for the three months ended September 30, 2019 primarily consisted of $4 million related to our 2019 global restructuring program and $3 million related to integration costs from acquisitions.
(3)    Acquisition related expenses for the three months ended September 30, 2020 consisted of an $8 million adjustment for the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.
(4)    Acquisition related expenses for the three months ended September 30, 2019 included approximately $1 million of costs related to the acquisition of an immaterial wholesale business in Europe.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
(Gain) Loss on Disposal of Businesses and Impairment of Net Assets Held for Sale. For the three months ended September 30, 2020, we recorded an adjustment to reduce a previously recorded loss on disposal by $1 million; this adjustment was partially offset by immaterial impairment charges on net assets held for sale. For the three months ended September 30, 2019, we recorded a $4 million net reversal of impairment charges on net assets held for sale, primarily attributable to our North America segment. See "Net Assets Held for Sale" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the adjustment and impairment charges.

Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Change
Depreciation	$38,346	$36,873	$1,473	(1)
Amortization	30,309	34,640	(4,331)	(2)
Total depreciation and amortization	$68,655	$71,513	$(2,858)
(1)Depreciation expense increased by $1 million, primarily due to capital expenditures in our North America segment.
(2)The decrease in amortization expense primarily reflected (ii) decreases of $4 million and $1 million related to the customer relationship intangible assets recorded upon our acquisitions of Stahlgruber and Rhiag, respectively, as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the three months ended September 30, 2020 compared to the prior year period, partially offset by (ii) an increase of $1 million related to the impact of foreign currency translation, principally due to an increase in the euro exchange rate during the three months ended September 30, 2020 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the three months ended September 30, 2019	$26,037
(Decrease) increase due to:
Interest expense, net of interest income	(6,922)	(1)
Gain on debt extinguishment	128
Other expense (income), net	8,431	(2)
Net increase	1,637
Other expense, net for the three months ended September 30, 2020	$27,674
(1)The decrease in interest is primarily related to (i) a $9 million decrease resulting from lower outstanding debt during the three months ended September 30, 2020 compared to the prior year period, partially offset by (ii) several individually immaterial factors that increased interest by $2 million in the aggregate in 2020.
(2)The increase in other expense (income), net primarily consisted of (i) a $4 million unfavorable variance in foreign currency gains and losses, and (ii) a $4 million pension settlement loss recorded in the third quarter of 2020 based on the annuity purchase cost to settle the obligations of our primary defined benefit plan in the U.S. (the "U.S. Plan").
Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2020 was 29.3%, compared to 28.1% for the comparable prior year period. The rate in the third quarter of 2020 includes an unfavorable discrete item impact of 1.3%, primarily attributable to valuation allowances on net operating loss carryforwards and deferred tax adjustments as a result of statutory tax rate changes. The prior year comparative quarter included an unfavorable discrete item impact of 0.6%, including an unfavorable adjustment to the projected 2019 full year estimated tax rate as a result of a shift in the projected geographic blend of earnings, partially offset by excess tax benefits on stock based compensation. Additionally, the increased rate is attributable to a higher expected annual effective tax rate in 2020 as a result of the estimated unfavorable impact of the COVID-19 pandemic on the Company’s results of operations, particularly in certain international jurisdictions. Primary factors in the increase include valuation allowances on the tax benefit of net operating losses in certain jurisdictions where realization is uncertain, and the impact of lower available interest deductions in certain foreign jurisdictions due to legislative thin capitalization constraints, typically based on profitability. Ongoing uncertainties due to the impact of the COVID-19 pandemic on the Company’s operations for the remainder of 2020 may result in volatility in the effective tax rate driven generally by the level of profitability and changes in the mix of earnings across the Company’s jurisdictions.
Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries for the three months ended September 30, 2020 and 2019 primarily related to our investment in Mekonomen, and the change in earnings was roughly flat from the third quarter of 2020 compared to the prior year period.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended September 30, 2019, the euro, pound sterling, and Czech koruna rates used to translate the 2020 statements of income increased by 5.2%, 4.8%, and 2.3%, respectively. The positive translation effect of the change in foreign currencies against the U.S. dollar netted against the negative impact of realized and unrealized currency gains and losses for the three months ended September 30, 2020, resulting in an immaterial negative effect on diluted earnings per share relative to the prior year period.
Net Income (Loss) Attributable to Continuing and Discontinued Noncontrolling Interest. Net income (loss) attributable to continuing noncontrolling interest for the three months ended September 30, 2020 increased an immaterial amount compared to the three months ended September 30, 2019 primarily due to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Nine Months Ended
	September 30,		Percentage Change in Revenue
	2020	2019	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$8,201,604	$9,021,790	(8.4)%	(0.5)%	(0.2)%	(9.1)%
Other revenue	473,338	474,459	(0.7)%	0.5%	(0.0)%	(0.2)%
Total revenue	$8,674,942	$9,496,249	(8.0)%	(0.4)%	(0.2)%	(8.6)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The decline in parts and services revenue of 9.1% represented decreases in segment revenue of 13.3% in North America, 8.1% in Europe, and 0.5% in Specialty. Organic parts and services revenue declined by 8.4%, which included a 0.4% positive effect from one additional selling day in the first nine months of 2020, resulting in a per day organic decline of 8.8%. The decline in the first nine months of 2020 is primarily related to the impact of COVID-19 from March 2020 through September 2020 (refer to the "COVID-19 Impact on Our Operations" section above for further details). The decrease in other revenue of 0.2% was primarily driven by a $3 million organic decrease, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first nine months of 2020 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 60.5% of revenue in the nine months ended September 30, 2020 from 61.5% of revenue in the nine months ended September 30, 2019. Cost of goods sold decreased 0.7% and 0.6% in our North America and Europe segments, respectively, partially offset by a 0.2% increase in cost of goods sold attributable to mix. The mix impact was a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher margin North America segment made up a smaller percentage of the consolidated results, causing an unfavorable effect on the gross margin percentage. For the nine months ended September 30, 2020, we recorded inventory write downs related to restructuring plans of $4 million and $3 million in our North America and Europe segments, respectively. For the nine months ended September 30, 2019, we recorded inventory write downs of $17 million, principally due to our Europe segment related to U.K. branch consolidation and brand rationalization initiated as part of our restructuring plans. The lower inventory write downs in the nine months ended September 30, 2020 compared to the prior year period resulted in a favorable impact on cost of goods sold of 0.1%. Our restructuring plans are described in Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue remained flat at 28.3% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. SG&A expenses remained flat over the prior year period as a result of (i) a decrease of 0.3% in our North America segment and (ii) a 0.2% decrease in SG&A expenses attributable to mix, offset by (iii) an increase of 0.5% in our Europe segment. The mix impact was a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher SG&A expense percentage for the North America segment made up a smaller percentage of the consolidated results, which had a favorable effect on the SG&A expense percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020		2019		Change
Restructuring expenses	$44,498	(1)	$18,482	(2)	$26,016
Acquisition related expenses	7,917	(3)	2,131	(4)	5,786
Total restructuring and acquisition related expenses	$52,415		$20,613		$31,802

(1)Restructuring expenses for the nine months ended September 30, 2020 primarily consisted of (i) $31 million related to our 2020 global restructuring program, (ii) $8 million related to integration costs from acquisitions, and (iii) $6 million related to our 2019 global restructuring program.
(2)    Restructuring expenses for the nine months ended September 30, 2019 primarily consisted of $10 million related to our 2019 global restructuring program and $9 million related to integration costs from acquisitions.
(3)    Acquisition related expenses for the nine months ended September 30, 2020 primarily consisted of an $8 million adjustment for the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.
(4)    Acquisition related expenses for the nine months ended September 30, 2019 included approximately $1 million of costs related to the acquisition of an immaterial wholesale business in Europe.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
(Gain) Loss on Disposal of Businesses and Impairment of Net Assets Held for Sale. For the nine months ended September 30, 2020, we recorded a net loss on the disposal of businesses and impairment charges on net assets held for sale totaling $2 million, compared to $45 million of net impairment charges on net assets held for sale for the nine months ended September 30, 2019 primarily attributable to our North America segment. See "Net Assets Held for Sale" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the net loss on disposals and impairment charges.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Depreciation	$112,462	$109,245	$3,217	(1)
Amortization	87,435	104,104	(16,669)	(2)
Total depreciation and amortization	$199,897	$213,349	$(13,452)
(1)Depreciation expense increased by $3 million, primarily due to capital expenditures in our North America segment.
(2)The decrease in amortization expense primarily reflected decreases of $12 million and $4 million related to the customer relationship intangible assets recorded upon our acquisitions of Stahlgruber and Rhiag, respectively, as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the nine months ended September 30, 2020 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the nine months ended September 30, 2019	$88,426
(Decrease) increase due to:
Interest expense, net of interest income	(27,348)	(1)
Loss/gain on debt extinguishment	12,879	(2)
Other expense (income), net	6,219	(3)
Net decrease	(8,250)
Other expense, net for the nine months ended September 30, 2020	$80,176
(1)The decrease in interest is primarily related to (i) a $23 million decrease resulting from lower outstanding debt during the nine months ended September 30, 2020 compared to the prior year period, and (ii) a $5 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period.
(2)In January 2020, we recorded a loss on debt extinguishment of $13 million related to the redemption of the U.S. Notes (2023) due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
(3)The increase in other expense (income), net primarily consisted of (i) pension settlement losses of $6 million related to the U.S. Plan, (ii) a $4 million unfavorable variance in foreign currency gains and losses, and (iii) several individually immaterial factors that increased other expense (income), net by $1 million in the aggregate in 2020, partially offset by (iv) a $5 million increase in insurance settlement proceeds in our North America segment compared to the prior year period.
Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2020 was 28.3%, compared to 27.5% for the comparable prior year period. The increase is attributable to a higher expected annual effective tax rate in 2020 as a result of the estimated unfavorable impact of the COVID-19 pandemic on the Company’s results of operations, particularly in certain international jurisdictions. Primary factors in the increase include valuation allowances on the tax benefit of net operating losses in certain jurisdictions where realization is uncertain, and the impact of lower available interest deductions in certain foreign jurisdictions due to legislative thin capitalization constraints, typically based on profitability. For the nine months ended September 30, 2020, the effective tax rate was increased 0.3% by unfavorable discrete items, primarily valuation allowances on net operating loss carryforwards and deferred tax adjustments as a result of statutory tax rate changes. Net discrete items for the nine months ended September 30, 2019 were immaterial to the effective tax rate. Ongoing uncertainties due to the impact of the COVID-19 pandemic on the Company’s operations for the remainder of 2020 may result in volatility in the effective tax rate driven generally by the level of profitability and changes in the mix of earnings across the Company’s jurisdictions.
Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries for the nine months ended September 30, 2020 primarily related to our investment in Mekonomen. During the first quarter of 2019, we recorded a $40 million other-than-temporary impairment related to our investment in Mekonomen. See "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the impairment charge.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rate used during the nine months ended September 30, 2019, the Czech koruna and Canadian dollar rates used to translate the 2020 statements of income decreased by 2.5% and 1.7%, respectively; the year to date average rates for the euro and pound sterling were roughly flat in the current year compared to the prior year period. The minimal negative translation effect of the change in foreign currencies against the U.S. dollar, combined with the more significant negative impact of realized and unrealized currency gains and losses for the nine months ended September 30, 2020, resulted in a $0.01 negative effect on diluted earnings per share relative to the prior year period.
Net Income (Loss) Attributable to Continuing and Discontinued Noncontrolling Interest. Net income (loss) attributable to continuing noncontrolling interest for the nine months ended September 30, 2020 decreased $1 million compared to the nine months ended September 30, 2019 primarily due to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. Net income attributable to discontinued noncontrolling interest was immaterial for the nine months ended September 30, 2020 and 2019 and related to the Stahlgruber Czech Republic wholesale business. See Note 2, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	% of Total Segment Revenue	2019	% of Total Segment Revenue	2020	% of Total Segment Revenue	2019	% of Total Segment Revenue
Third Party Revenue
North America	$1,164,031		$1,302,086		$3,465,102		$3,925,962
Europe	1,484,099		1,451,483		4,058,878		4,413,264
Specialty	399,554		394,204		1,150,962		1,157,023
Total third party revenue	$3,047,684		$3,147,773		$8,674,942		$9,496,249
Total Revenue
North America	$1,164,241		$1,302,147		$3,465,831		$3,926,222
Europe	1,484,099		1,451,483		4,058,878		4,413,264
Specialty	400,429		395,314		1,153,885		1,160,687
Eliminations	(1,085)		(1,171)		(3,652)		(3,924)
Total revenue	$3,047,684		$3,147,773		$8,674,942		$9,496,249
Segment EBITDA
North America	$204,957	17.6%	$166,310	12.8%	$565,949	16.3%	$532,994	13.6%
Europe	136,165	9.2%	124,712	8.6%	303,814	7.5%	346,291	7.8%
Specialty	48,340	12.1%	45,464	11.5%	132,805	11.5%	135,790	11.7%
The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income attributable to LKQ stockholders excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense. See Note 14, "Segment and Geographic Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
North America	2020	2019	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$1,007,001	$1,145,402	(11.3)%	(1)	(0.7)%	(0.1)%	(12.1)%
Other revenue	157,030	156,684	0.2%	(2)	0.0%	(0.0)%	0.2%
Total third party revenue	$1,164,031	$1,302,086	(9.9)%		(0.6)%	(0.1)%	(10.6)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined 11.3% in the third quarter of 2020. The organic decline was impacted by collision and liability repairable auto claims, which, according to data from CCC Information Services, Inc. ("CCC"), were 24.4% lower for the three months ended September 30, 2020 compared to the prior year period. This decrease in claims activity was primarily due to the COVID-19 pandemic and had an adverse impact on sales volumes in our wholesale operations. The volume decline in collision parts was partially offset by an outperformance of the claims trend attributable to share gains, mechanical part sales and self service parts sales and admissions.
(2)Other organic revenue increased by less than $1 million in the third quarter of 2020 primarily driven by a $23 million increase in revenue from precious metals (platinum, palladium, and rhodium) due to higher prices, slightly offset by lower volumes compared to the prior year. Revenue growth from precious metals was partially offset by (i) a $14 million decrease in other scrap metals (e.g. aluminum) and fluids due to lower volumes, and (ii) a $6 million decrease in revenue from scrap steel due to lower volumes. The volume declines in other revenue were due to lower purchase volumes and throughput in our salvage and self service operations as a result of the COVID-19 pandemic.
(3)Acquisition related growth in the third quarter of 2020 reflected revenue from our acquisition of two wholesale businesses since the beginning of the third quarter of 2019 through the one-year anniversary of the acquisitions. Reduced revenue as a result of the disposal of our aviation business in the third quarter of 2019 more than offset the acquisition growth during this period.
Segment EBITDA. Segment EBITDA increased $39 million, or 23.2%, in the third quarter of 2020 compared to the prior year period. The increase in Segment EBITDA was primarily due to operational efficiency and rightsizing actions and favorable precious metals pricing. Additionally, net sequential increases in scrap steel prices in our salvage and self service operations had a favorable impact of $5 million on Segment EBITDA during the three months ended September 30, 2020, compared to an $8 million unfavorable impact during the three months ended September 30, 2019 resulting from net sequential decreases in scrap steel prices. This favorable impact for the three months ended September 30, 2020 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2019	12.8%
Increase (decrease) due to:
Change in gross margin	1.7%	(1)
Change in segment operating expenses	3.5%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.4)%	(3)
Segment EBITDA for the three months ended September 30, 2020	17.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflected favorable impacts of 1.1% from our wholesale operations and 0.4% from our self service operations. The increase in wholesale gross margin was primarily attributable to the positive impact of cost reductions from operational efficiency and rightsizing actions; margin initiatives; higher prices of precious metals and sequential increases in scrap steel prices; and favorable return rates compared to the prior year period. The increase in self service gross margin was primarily attributable to higher prices of precious metals as well as sequential increases in scrap steel prices. We expect downward pressure on our salvage and self service margins in the fourth quarter of 2020 as purchase costs have increased in recent months due to the reduced availability of cars for purchase, reflecting the impact of the COVID-19 pandemic. We are attempting to mitigate this margin pressure by adjusting our prices and driving further efficiencies.
(2)    The decrease in segment operating expense as a percentage of revenue, despite the deleveraging impact of the organic revenue parts and services revenue decline of 11.3% compared to the prior year, reflects (i) a favorable impact of 3.0% from personnel expenses related to permanent and temporary headcount reductions, reduced hours, limitations on travel, government grants in Canada and favorable medical costs, (ii) a favorable impact of 0.4% on bad debt expense due to strong collection efforts and improving economic conditions compared to the first half of 2020, (iii) a favorable impact of 0.4% for a gain on sale of property, and (iv) a favorable impact of 0.3% from fuel usage and prices. This was partially offset by a negative leverage effect of 0.4% from facility expenses which are largely fixed and do not fluctuate with revenue, and several individually immaterial factors that had an unfavorable impact of 0.2%. As the market continues to recover and volumes increase, we expect to bring back necessary resources to support our operations; however, we expect that certain permanent actions taken this year will provide a long-term favorable impact for the segment.

(3)    The increase in other expense, net and net income attributable to continuing noncontrolling interest was primarily due to an unfavorable impact of 0.3% from pension expense resulting from a pension settlement loss recorded in the third quarter of 2020.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Europe	2020	2019	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,479,174	$1,446,392	(0.7)%	(1.5)%	4.5%	2.3%
Other revenue	4,925	5,091	(8.8)%	—%	5.5%	(3.3)%
Total third party revenue	$1,484,099	$1,451,483	(0.7)%	(1.5)%	4.5%	2.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined 0.7% in the third quarter of 2020, mainly as a result of the COVID-19 pandemic disruptions that adversely affected volumes in our European operations. Not all regions were impacted by the pandemic to the same degree, creating a different growth profile for each of our European businesses. During the third quarter of 2020, the U.K., the Netherlands and Germany recovered at a faster rate and posted slightly positive organic growth, with the recovery in Eastern Europe and Italy lagging behind.
(2)Revenue decreased as a result of the disposals of a non-core telecommunications operation in Germany in the second quarter of 2020 and a wholesale business in Bulgaria in the third quarter of 2019.
(3)Compared to the prior year, exchange rates increased our revenue growth by $65 million, or 4.5%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna during the third quarter of 2020 relative to the prior year period.
Segment EBITDA. Segment EBITDA increased $11 million, or 9.2%, in the third quarter of 2020 compared to the prior year period. Our Europe Segment EBITDA included a positive year over year impact of $6 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during the third quarter of 2019. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $6 million, or 4.7%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended September 30, 2020.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2019	8.6%
Increase (decrease) due to:
Change in gross margin	0.6%	(1)
Change in segment operating expenses	0.2%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.3)%	(3)
Segment EBITDA for the three months ended September 30, 2020	9.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin was primarily attributable to favorable impacts of (i) 0.3% from the disposal of a non-core telecommunications operation in Germany in the second quarter of 2020 and (ii) 0.2% across our operations principally as a result of margin improvement initiatives supporting the pursuit of profitable revenue growth, and decreased inventory write-downs.

(2)     The decrease in segment operating expenses primarily reflects actions to reduce personnel expenses, which generated a favorable impact of 0.4%. Over half of the benefit came from government grants to cover employee costs in various countries, primarily the U.K. Other personnel cost decreases resulted from permanent and temporary headcount reductions, limitations on travel and reduced hours. As the markets have recovered, volumes increased and government programs ceased, we brought back necessary resources to support our operations; however, we expect that certain permanent actions taken this year will provide a long-term favorable impact for the segment. The improvement was partially offset by an increase in non-recurring costs for personnel matters that had an unfavorable impact of 0.2%.
(3)     The increase in other expense, net and net income attributable to continuing noncontrolling interest of 0.3% was mainly due to higher foreign exchange losses compared to the prior period.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Specialty	2020	2019	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$399,554	$394,204	1.1%	0.3%	(0.1)%	1.4%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$399,554	$394,204	1.1%	0.3%	(0.1)%	1.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 1.1% in the third quarter of 2020, primarily due to the continued strong demand for recreational vehicle products and high drop ship fulfillment. The organic revenue increase would have been more favorable had we not experienced issues with the availability of supply, as certain suppliers were not able to meet our demand.
Segment EBITDA. Segment EBITDA increased $3 million, or 6.3%, in the third quarter of 2020 compared to the prior year third quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2019	11.5%
Increase due to:
Change in gross margin	0.3%	(1)
Change in segment operating expenses	0.2%	(2)
Segment EBITDA for the three months ended September 30, 2020	12.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflects a favorable impact of 0.8% due to freight income, reflecting higher shipping and handling fees tied to increased usage of third party carriers (the offsetting delivery cost is a component of freight expense as mentioned below in the operating expenses discussion), partially offset by an unfavorable impact of 0.4% driven by higher product cost due to lower supplier discounts received in the current year compared to the prior year period.
(2)    The decrease in segment operating expenses reflects a favorable impact of 1.1% in personnel costs primarily due to reduced headcount and reduced hours, partially offset by an unfavorable impact of 0.9% in freight, vehicle and fuel expenses due to an increased use of third party freight.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
North America	2020	2019	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$3,007,169	$3,466,582	(12.7)%	(1)	(0.4)%	(0.1)%	(13.3)%
Other revenue	457,933	459,380	(0.8)%	(2)	0.5%	(0.0)%	(0.3)%
Total third party revenue	$3,465,102	$3,925,962	(11.3)%		(0.3)%	(0.1)%	(11.7)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined despite one additional selling day in the first nine months of 2020 compared to the prior year period. On a per day basis, organic revenue declined 13.1%. The organic decline was impacted by collision and liability repairable auto claims, which, according to data from CCC, were 25.5% lower for the nine months ended September 30, 2020 compared to the prior year period. This decrease in claims activity was primarily due to the COVID-19 pandemic and had an adverse impact on sales volumes in our wholesale operations. The volume decline in collision parts was partially offset by an outperformance of the claims trend attributable to share gains, mechanical part sales and self service parts sales and admissions. Prior to the pandemic, parts and services organic revenue in North America was slightly less than the same period in the prior year, declining 1.1% through February 2020, principally due to (i) the termination in the fourth quarter of 2019 of an agreement signed in December 2017 for the distribution of batteries which had an unfavorable impact of 0.8% through February 2020 compared to the prior year period, and, (ii) to a lesser extent, milder winter weather conditions compared to the prior year period. During the period of March 2020 through September 2020, parts and services organic revenue declined 16.5% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic (collision and liability repairable auto claims were down approximately 24.4% and 41.7% in the third and second quarters of 2020, respectively, according to data from CCC).
(2)The $1 million year over year organic decrease in other revenue is primarily related to (i) a $41 million decrease in revenue from other scrap metals (e.g. aluminum) and fluids due to lower volumes, (ii) a $32 million decrease in revenue from scrap steel due to lower prices and volumes, and (iii) a decrease in core revenue of $10 million due to lower volumes, mostly offset by a $79 million increase in revenue from precious metals (platinum, palladium and rhodium) primarily due to higher prices compared to the prior year. The volume declines in other revenue were due to lower purchase volumes and throughput in our salvage and self service operations as a result of the COVID-19 pandemic.
(3)Acquisition related growth in the first nine months of 2020 reflected revenue from our acquisition of three wholesale businesses and one self service business since the beginning of 2019 through the one-year anniversary of the acquisitions. Reduced revenue as a result of the disposal of our aviation business in the third quarter of 2019 more than offset the acquisition growth during this period.
Segment EBITDA. Segment EBITDA increased $33 million, or 6.2%, in the first nine months of 2020, including the impact of one additional selling day compared to the prior year period. The increase in Segment EBITDA was primarily due to operational efficiency and rightsizing actions and favorable precious metals pricing. Additionally, net sequential increases in scrap steel prices in our salvage and self service operations had a $5 million favorable impact on North America Segment EBITDA during the nine months ended September 30, 2020, compared to a $14 million unfavorable impact during the nine months ended September 30, 2019 resulting from net sequential decreases in scrap steel prices. This favorable impact for the nine months ended September 30, 2020 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2019	13.6%
Increase due to:
Change in gross margin	2.1%	(1)
Change in segment operating expenses	0.7%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.1)%	(3)
Segment EBITDA for the nine months ended September 30, 2020	16.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflected favorable impacts of 1.5% from our wholesale operations and 0.5% from our self service operations. The increase in wholesale gross margin was primarily attributable to the positive impact of cost reductions from operational efficiency and rightsizing actions, higher prices of precious metals and scrap steel, and improved return rates compared to the prior year period. The increase in self service gross margin was primarily attributable to higher prices of precious metals as well as sequential increases in scrap steel prices. We expect downward pressure on our salvage and self service margins in the fourth quarter of 2020 as purchase costs have increased in recent months due to the reduced availability of cars for purchase reflecting the impact of the COVID-19 pandemic. We are attempting to mitigate this margin pressure by adjusting our prices and driving further efficiencies.
(2)    The decrease in segment operating expense as a percentage of revenue, despite the deleveraging impact of the organic revenue parts and services revenue decline of 13.1% compared to the prior year, on a per day basis, reflects a favorable impact of 1.1% from personnel expenses related to permanent and temporary headcount reductions, reduced hours, limitations on travel and government grants in Canada. The impact was partially offset by a negative leverage effect of 0.6% from facility expenses, which are largely fixed. As the market continues to recover and volumes increase, we expect to bring back necessary resources to support our operations; however, we expect that certain permanent actions taken this year will provide a long-term favorable impact for the segment.
(3)    The increase in other expense, net and net income attributable to continuing noncontrolling interest was primarily due to an unfavorable impact of 0.2% from pension expense resulting from pension settlement losses of $6 million related to the U.S. Plan, partially offset by proceeds from business interruption insurance that had a year over year favorable impact of 0.1%.
Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Europe	2020	2019	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$4,043,473	$4,398,185	(7.0)%	(0.7)%	(0.4)%	(8.1)%
Other revenue	15,405	15,079	2.4%	(0.0)%	(0.3)%	2.2%
Total third party revenue	$4,058,878	$4,413,264	(7.0)%	(0.7)%	(0.4)%	(8.0)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The parts and services organic revenue change for the first nine months of 2020 was affected by having one additional selling day compared to the first nine months of 2019. On a per day basis, organic parts and services revenue decreased 7.5%, mainly driven by the COVID-19 pandemic disruptions in all of our European operations. Prior to the pandemic, organic revenue in Europe had increased 0.3% through February, principally driven by the Central and Eastern European region, and to a lesser extent, Germany. During the period of March 2020 through September 2020, organic revenue declined 9.6% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic. Germany and the Netherlands recovered at a faster rate, with the recovery in Italy, the U.K. (although we have experienced an improvement in the third quarter) and Eastern Europe lagging behind.

(2)Acquisition related growth in the first nine months of 2020 reflected revenue from our acquisition of three wholesale businesses since the beginning of 2019 through the one-year anniversary of the acquisitions. Reduced revenue as a result of the disposals of a non-core telecommunications operation in Germany in the second quarter of 2020 and a wholesale business in Bulgaria in the third quarter of 2019 more than offset the acquisition growth.
(3)Compared to the prior year, exchange rates decreased our revenue growth by $16 million, or 0.4%, primarily due to the stronger U.S. dollar against the Czech koruna and pound sterling during the first nine months of 2020 relative to the prior year period.
Segment EBITDA. Segment EBITDA decreased $42 million, or 12.3%, in the first nine months of 2020 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $1 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the first nine months of 2019. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA decreased by $42 million, or 12.1%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the nine months ended September 30, 2020.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2019	7.8%
Increase (decrease) due to:
Change in gross margin	0.7%	(1)
Change in segment operating expenses	(1.0)%	(2)
Segment EBITDA for the nine months ended September 30, 2020	7.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin was primarily attributable to (i) a 0.5% favorable impact across almost all our operations principally as a result of margin improvement initiatives supporting the pursuit of profitable revenue growth, and (ii) several individually immaterial factors that had a favorable impact of 0.2% in the aggregate.
(2)    The increase in segment operating expenses as a percentage of revenue reflects unfavorable impacts of (i) 0.4% from bad debt expense due to the downturn in economic conditions caused by the COVID-19 pandemic, (ii) 0.2% from professional fees, (iii) a 0.2% increase in non-recurring costs for personnel matters and a loan guarantee and (iv) several individually immaterial factors that had an unfavorable impact of 0.4% in the aggregate. These negative impacts were partially mitigated by actions to reduce personnel expense which generated a favorable impact of 0.2%. Despite the third party parts and services organic revenue decline of 7.5%, on a per day basis, and deleverage of the business, management was able to utilize government assistance, permanent and temporary headcount reductions, and limited travel expenses to achieve this 0.2% reduction as a percentage of revenue. As the markets have recovered, volumes increased and government programs ceased, we brought back necessary resources to support our operations; however, we expect that certain permanent actions taken this year will provide a long-term favorable impact for the segment.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Specialty	2020	2019	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$1,150,962	$1,157,023	(0.6)%	0.2%	(0.2)%	(0.5)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,150,962	$1,157,023	(0.6)%	0.2%	(0.2)%	(0.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)Parts and services organic revenue declined despite one additional selling day in the first nine months of 2020 compared to the prior year period. On a per day basis, organic revenue declined 1.1%. The organic decline was primarily due to the adverse effects on demand resulting from the COVID-19 pandemic. Prior to the pandemic, organic revenue in Specialty was greater than the same period in the prior year, increasing 4.3% through February, and in line with our expectations. During the period of March 2020 through September 2020, organic revenue declined 2.4% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic. While down on a year over year basis, revenue held near the prior year level due to strong demand for recreational vehicle products and high drop ship fulfillment, despite the third quarter impact of availability issues at certain suppliers that were not able to meet our demand due to the COVID-19 pandemic.
Segment EBITDA. Segment EBITDA decreased $3 million, or 2.2%, in the first nine months of 2020 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2019	11.7%
(Decrease) increase due to:
Change in gross margin	(0.7)%	(1)
Change in segment operating expenses	0.5%	(2)
Segment EBITDA for the nine months ended September 30, 2020	11.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin primarily reflects unfavorable impacts of (i) 0.6% due to unfavorable product and channel mix in the first nine months of 2020, and (ii) several individually immaterial factors that had an unfavorable impact of 0.5% in the aggregate, partially offset by a favorable impact of (iii) 0.4% due to freight income, reflecting higher shipping and handling fees tied to increased usage of third party carriers (the offsetting delivery cost is a component of freight expense as mentioned below in the operating expenses discussion).
(2)    The decrease in segment operating expenses reflects a favorable impact of (i) 1.3% in personnel costs due to reduced headcount and reduced hours, partially offset by (ii) a 0.4% unfavorable impact in freight, vehicle and fuel expenses due to an increased use of third party freight, and (iii) several individually immaterial factors that had an unfavorable impact of 0.4% in the aggregate.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents	$421,382	$523,020	$433,391
Total debt (1)	3,133,465	4,072,026	3,896,722
Current maturities (2)	97,584	326,648	128,426
Capacity under credit facilities (3)	3,260,000	3,260,000	3,260,000
Availability under credit facilities (3)	2,270,953	1,922,671	2,044,940
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,692,335	2,445,691	2,478,331
(1)     Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $27 million, $30 million and $31 million as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively).
(2)     Debt amounts reflect the gross values to be repaid (excluding immaterial amounts of debt issuance costs as of September 30, 2020, December 31, 2019 and September 30, 2019).
(3)    Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility. Availability under credit facilities is reduced by our outstanding letters of credit.

We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions, paying down outstanding debt or repurchasing our common stock. As we have pursued acquisitions as part of our historical growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities, senior notes and our receivables securitization facility.
As of September 30, 2020, we had debt outstanding and additional available sources of financing as follows:
•Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($328 million outstanding at September 30, 2020) and $3.15 billion in revolving credit ($918 million outstanding at September 30, 2020), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $71 million of amounts outstanding under letters of credit
•Euro Notes (2024) totaling $586 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2026/28) totaling $1.2 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate
•Receivables securitization facility with availability up to $110 million (no outstanding balance as of September 30, 2020), maturing in November 2021 and bearing interest at variable commercial paper rates
As of September 30, 2020, we had approximately $2.3 billion available under our credit facilities. Combined with $421 million of cash and cash equivalents at September 30, 2020, we had approximately $2.7 billion in available liquidity, an increase of $247 million from our available liquidity as of December 31, 2019.
We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. To support our liquidity position during the COVID-19 pandemic, we focused on preserving cash during the expected period of reduced demand. Our action plan to strengthen our liquidity position included a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax deferrals, and suspension of our share buyback program, in addition to the cost saving measures discussed in the "COVID-19 Impact on Our Operations" section above. Given our success in strengthening our liquidity position as of September 30, 2020, we intend to recommence our share buyback program. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the COVID-19 pandemic are reasonably likely to materially affect our liquidity and capital resources in the future.
With $2.7 billion of total liquidity as of September 30, 2020 and $98 million of current maturities, we have access to funds to meet our near term commitments even if the pandemic effect extends longer than our current expectations. We have a surplus of current assets over current liabilities, which further reduces the risk of short term cash shortfalls.
Our capital preservation plans delivered the desired results as we repaid approximately $256 million in borrowings from free cash flows generated in the third quarter as well as cash on hand. Our total liquidity has increased by $831 million since March 31, 2020, which we believe puts us in a solid position to manage through the pandemic.
Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of September 30, 2020):

	Covenant Level	Ratio Achieved as of September 30, 2020
Maximum net leverage ratio	5.00:1.00	2.0
Minimum interest coverage ratio	3.00:1.00	13.1
The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
We amended our senior secured credit facility in June 2020 to increase the maximum net leverage ratio effective with our compliance certificate filed with respect to the second quarter of 2020; refer to "Senior Secured Credit Agreement" in Note 9, "Long-Term Obligations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the June 2020 amendment. We entered into the amendment out of an abundance of caution to reduce the risk of breaching the net leverage covenant if the pandemic had a severe and extended effect on profitability. Our internal models from the first quarter of 2020 suggested that we would be able to meet our payment obligations during the pandemic, but there was a risk that we might exceed the maximum 4.0x net leverage ratio in the event a severe downside scenario developed. With the amendment and the better than forecasted performance in the third quarter, we believe that we have significantly reduced the risk of a covenant breach, including by reducing our net leverage ratio further in the third quarter relative to the second quarter.
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
Beginning in 2019, a number of our European suppliers began participating in a supply chain financing initiative in select countries under which they may sell their accounts receivable to the participating financial institutions, allowing us to extend payment terms. We expect more suppliers to begin participating in our European supply chain financing initiative in the fourth quarter of 2020 and into 2021. Financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. The initiative is at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions did not continue to purchase receivables from our suppliers under the initiative, the participating vendors may have a need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the initiative to the participating financial institutions are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets.
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate that is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, we hold cross currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at September 30, 2020 was 1.7%. Including our senior notes, our overall weighted average interest rate on borrowings was 2.9% at September 30, 2020.
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
Cash interest payments were $98 million for the nine months ended September 30, 2020, including $64 million in interest payments on our Euro Notes (2024) and Euro Notes (2026/28). Interest payments on our Euro Notes (2024) and Euro

Notes (2026/28) are made in April and October. The cash interest payments for the nine months ended September 30, 2020, include approximately $34 million of interest paid for the Euro Notes (2024) and Euro Notes (2026/28) that was due on October 1, 2020.
We had outstanding credit agreement borrowings of $1.2 billion and $1.6 billion at September 30, 2020 and December 31, 2019, respectively. Of these amounts, $18 million was classified as current maturities at both September 30, 2020 and December 31, 2019.
The scheduled maturities of long-term obligations, inclusive of finance lease obligations, outstanding at September 30, 2020 are as follows (in thousands):

Three months ending December 31, 2020 (1):	$71,363
Years ending December 31:
2021	33,809
2022	30,485
2023	24,119
2024	1,779,859
Thereafter	1,193,830
Total debt (2)	$3,133,465
(1)     Maturities of long-term obligations due by December 31, 2020 includes $59 million of short-term debt that may be extended beyond the current due date.
(2) The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $27 million as of September 30, 2020).
Our credit agreement contains customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of September 30, 2020.
As of September 30, 2020, the Company had cash and cash equivalents of $421 million, of which $327 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime, a regime of taxation on foreign subsidiary earnings. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change (1)
North America	$270,600	$325,600	$(55,000)	$760,600	$1,005,000	$(244,400)
Europe	940,400	1,009,700	(69,300)	2,491,600	2,931,300	(439,700)
Specialty	252,200	288,100	(35,900)	678,400	825,800	(147,400)
Total	$1,463,200	$1,623,400	$(160,200)	$3,930,600	$4,762,100	$(831,500)
(1)Inventory purchases across all segments have decreased due to a slowdown in procurement beginning in March 2020 as a response to the COVID-19 pandemic.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
North America wholesale salvage cars and trucks	57	78	(26.9)%	165	230	(28.3)%
Europe wholesale salvage cars and trucks	6	5	20.0%	18	19	(5.3)%
Self service and "crush only" cars	148	151	(2.0)%	434	455	(4.6)%
Salvage purchases decreased relative to the prior year as we reduced buying to reflect lower demand during the COVID-19 pandemic. Purchasing began to increase as the second quarter progressed and revenue increased and continued to increase during the third quarter. Self service car purchases declined due to supply constraints as certain outlets, such as city impound lots, were unavailable for a portion of the year and individuals held onto cars longer during the lockdown measures. Purchases increased towards the end of June and continued to increase through the end of the third quarter.
We expect to increase inventory purchases in the fourth quarter of 2020 to support the service and fill rate requirements of our businesses based on the revenue trend and expectations for 2021, including normal seasonality as we approach winter. However, we expect to be able to operate effectively at a lower inventory balance than at the end of 2019.

The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the nine months ended September 30, 2019	$965
Increase (decrease) due to:
Operating income	28	(1)
Non-cash depreciation and amortization expense	(10)
Loss/gain on disposal of businesses and impairment of net assets held for sale	(43)	(2)
Cash paid for taxes	(76)	(3)
Cash paid for interest	(11)	(4)
Working capital accounts: (5)
Receivables, net	74
Inventories	387
Accounts payable	(197)
Other operating activities	18	(6)
Net cash provided by operating activities for the nine months ended September 30, 2020	$1,135
(1)    Refer to the Results of Operations - Consolidated section for further information on the increase in operating income.
(2)    Refer to "Net Assets Held for Sale" in Note 3, "Financial Statement Information" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the net impairment activity recorded in the nine months ended September 30, 2020 and September 30, 2019.
(3)    Cash flows related to income taxes were a net increase due to timing, with roughly half of the increase attributable to the timing of estimated U.S. federal and state income tax payments. The remaining year over year increase primarily related to tax payment benefits in 2019 from the loss on disposal of our aviation business and overpayment credits carried forward.
(4)    Increases in interest payments resulted in a decrease to cash flows, primarily due to the timing of interest payments on the Euro Notes (2024) and Euro Notes (2026/28), partially offset by a decrease in interest payments due to the early redemption of the U.S. Notes (2023).
(5)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
    Receivables, net was a $74 million greater inflow in 2020 primarily due to greater cash conversion of accounts receivable balances in the first nine months of 2020 in the Europe segment (of $50 million) and the North America segment (of $34 million) and the lower revenues due to the COVID-19 pandemic.
    Inventories represented $387 million in incremental cash inflows in the first nine months of 2020 as a result of inventory decreases in the (i) Specialty segment of $151 million, (ii) North America segment of $129 million, and (iii) Europe segment of $106 million, due to a slowdown in inventory purchases starting in March 2020 due to the COVID-19 pandemic as we aligned our inventory balances to the projected demand.
    Accounts payable produced $197 million in higher cash outflows primarily due to lower accounts payable balances in the North America segment (of $191 million) and the Specialty segment (of $15 million) compared to the prior year period, as a result of a slowdown in inventory purchases starting in March 2020 due to the COVID-19 pandemic.
(6)    Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $106 million and $160 million for the nine months ended September 30, 2020 and 2019, respectively. Property, plant and equipment purchases were $110 million in the first nine months of 2020 compared to $166 million in the prior year period. The period over period decrease in cash outflows for purchases of property, plant and equipment was due to decreased capital spending across our businesses as a result of the COVID-19 pandemic. We invested $7 million of cash, net of cash acquired, in business acquisitions during the nine months ended September 30, 2020 compared to $15 million during the nine months ended September 30, 2019. We received $18 million of net proceeds from divestitures of businesses held for sale and property, plant and equipment during the nine months ended September 30, 2020 compared to $26 million in the prior year period.
The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$1,134,641	$965,171
Less: purchases of property, plant and equipment	109,949	165,551
Free cash flow	$1,024,692	$799,620
Net cash used in financing activities totaled $1.2 billion and $690 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, net repayments of our borrowings totaled $1.0 billion compared to $391 million during the nine months ended September 30, 2019. The period over period increase in net repayments of our borrowings includes the $600 million repayment of our U.S. Notes (2023) in January 2020. We repurchased $88 million of our common stock in the nine months ended September 30, 2020, compared to $292 million in the nine months ended September 30, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates; and
•commodity prices.
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 50.1% and 50.3% of our revenue during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.0% change in our consolidated revenue and a 2.6% change in our operating income for the nine months ended September 30, 2020. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2020 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
To the extent that we are exposed to foreign currency fluctuations related to intercompany financing transactions, we may hedge the exposure through the use of foreign currency forward contracts. In the third quarter of 2020, we entered into foreign currency forward contracts with notional amounts of €91 million and £75 million; in October 2020, we entered into an additional foreign currency forward contract for €51 million. These foreign currency forward contracts mature in December

2020. As of September 30, 2020, the fair values of our outstanding foreign currency forward contracts were immaterial. The values of these contracts are subject to changes in foreign currency exchange rates.
Other than with respect to a portion of our foreign currency denominated inventory purchases and certain intercompany financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of September 30, 2020, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and CAD $130 million, £33 million, €35 million, and SEK 257 million under our revolving credit facilities. As of December 31, 2019, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £208 million, €229 million, CAD $130 million, and SEK 270 million under our revolving credit facilities.
Interest Rates
Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to the prime rate, LIBOR or CDOR. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. We designate our interest rate swap contracts as cash flow hedges, and net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense.
As of September 30, 2020, we held interest rate swap contracts with a total notional amount of $480 million, maturing in January 2021 and June 2021. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; Citizens, N.A.; HSBC Bank USA, N.A.; and Banco Bilbao Vizcaya Argentaria, S.A.). As of September 30, 2020, the fair value of the interest rate swap contracts was a liability of $2 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of September 30, 2020, we held cross currency swap agreements for a total notional amount of  €424 million with maturity dates in October 2020 and January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and MUFG). As of September 30, 2020, the fair value of our cross currency swaps was a liability of $42 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 75% of our variable rate debt under our credit facilities at fixed rates at September 30, 2020 compared to 59% at December 31, 2019. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At September 30, 2020, we had approximately $311 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $3 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals such as platinum, palladium and rhodium). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metals price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended September 30, 2020 increased 14% over the average for the second quarter of 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. There have been no material changes to the legal proceedings previously disclosed in our 2019 Form 10-K and in our Quarterly Report on Form 10-Q for the three months ended June 30, 2020 filed with the SEC on August 4, 2020.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2019 Form 10-K, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 7, 2020, for information concerning risks and uncertainties that could negatively impact us. The following represents changes and or additions to the risks and uncertainties previously disclosed in the 2019 Form 10-K and Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 7, 2020.
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
In order to reduce costs in an attempt to offset reductions in revenue, we have implemented various cost reductions to align with the lower level of economic activity, including employee layoffs and furloughs. These actions may result in a significant increase in employment-related claims and the associated risks and expenses related thereto. Due to the self-insured nature of our health insurance program, we may be subject to substantial increases in healthcare costs in the event that a significant number of our employees become ill and require medical treatment due to COVID-19 infections. Also, we may suffer workforce shortages and/or lose the services of key management personnel due to employees contracting the COVID-19 virus or due to employees being subject to quarantine because of possible exposure to a person who tested positive for the virus. Although we have been taking precautions as recommended by governmental agencies to protect the health and safety of our employees who are continuing to work, we may be subject to claims that we did not take adequate or appropriate measures in this regard. We have also implemented remote work arrangements for many of our employees, which may expose us to an increased risk of cyber-attack or other cyber-security threats.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2020.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)