Form 10-K
period 2020-12-31
LKQ CORP
filed 2021-02-26
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $7.9 billion (based on the closing sale price on the NASDAQ Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 19, 2021 was 303,312,439.
Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2021, described in Part III hereof, are incorporated by reference in this report.

PART I
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
Statements and information in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the “safe harbor” provisions of such Act.
Forward-looking statements include, but are not limited to, statements regarding our outlook, guidance, expectations, beliefs, hopes, intentions and strategies.  Words such as "may," "will," "plan," "should," "expect," "anticipate," "believe," "if," "estimate," "intend," "project" and similar words or expressions are used to identify these forward-looking statements.  These statements are subject to a number of risks, uncertainties, assumptions and other factors, including the unfavorable effects of the coronavirus disease 2019 pandemic ("COVID-19"), that may cause our actual results, performance or achievements to be materially different.  All forward-looking statements are based on information available to us at the time the statements are made.  We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should not place undue reliance on our forward-looking statements.  Actual events or results may differ materially from those expressed or implied in the forward-looking statements.  The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include those identified in the risk factor summary below and in the full “Risk Factors” section in Part 1A of this Annual Report on Form 10-K.
Risk Factor Summary
Below is a summary of our risk factors. See "Risk Factors" in Part 1A of this Annual Report on Form 10-K for a detailed discussion of the risk factors summarized below. Our risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The occurrence of any of the risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.
Risks Relating to Our Business
•effects on our business from the disruption to economic activity caused by the COVID-19 pandemic, including a substantial decrease in the demand for our products and services, interruptions to supply chains, and the inability of customers to pay for products and services;
•employment-related issues arising from the COVID-19 pandemic, including employment law claims resulting from the layoffs and furloughs of employees to reduce costs during the period of decreased demand, increased healthcare costs, workforce shortages, and health and safety issues at the workplace;
•changes in economic, political and social conditions in the U.S. and other countries in which we are located or do business, including the U.K. withdrawal from the European Union (also known as Brexit), and the impact of these changes on our businesses, the demand for our products and our ability to obtain financing for operations;
•increasing competition in the automotive parts industry, including parts sold on online marketplaces and the potential competitive advantage to original equipment manufacturers ("OEMs") with "connected car" technology, as well as the various efforts by OEMs to restrict or prohibit the sale of aftermarket or recycled parts;
•changes to our business relationships with insurance companies or changes by insurance companies to their business practices relating to the use of our products as well as changes in the level of acceptance and promotion of alternative automotive parts by insurance companies and vehicle repairers;
•restrictions or prohibitions on selling or importing aftermarket products through enforcement by OEMs or governmental agencies of intellectual property rights or import laws;
•variations in the number of vehicles manufactured and sold, vehicle accident rates, miles driven, and the age profile of vehicles in accidents, the increase of accident avoidance systems being installed in vehicles, the potential loss of sales of certain mechanical parts due to the rise of electric vehicle sales, or changes in the demand for our products and the supply of our inventory due to severity of weather and seasonality of weather patterns;
•fluctuations in the prices of fuel, scrap metal and other commodities;
•changes in our relationships with our suppliers, disruption to our supply of inventory, or the misconduct, performance failures or negligence of our third party vendors or service providers could increase our expenses, impede our ability to serve our customers, or expose us to liability; as well as price increases, interruptions or disruptions to the supply of vehicle parts from aftermarket suppliers and vehicles from salvage auctions;

•if our goodwill or other intangible assets become impaired, or there are declines in the values of our assets, including as a result of the effects of the COVID-19 pandemic on our business, we may incur significant charges to our pre-tax income;
•product liability claims by the end users of our products or claims by other parties who we have promised to indemnify for product liability matters and costs associated with recalls of the products we sell;
•our ability to identify acquisition candidates at reasonable prices and our ability to successfully divest underperforming businesses and our ability to integrate, realize expected synergies, and successfully operate acquired companies and any companies acquired in the future, and the risks associated with these companies;
Risks Relating to Our Financial Structure
•our ability to satisfy our debt obligations and to operate within the limitations imposed by financing arrangements, including the possibility of not satisfying one or more of the financial covenants in our credit facility or the terms of the indentures governing our senior notes;
•our senior notes are subject to risks that could affect the value of the notes, require holders of the notes to return payments received from us or the guarantors, or affect our ability to repurchase the notes upon a change of control or pursuant to an asset sale offer;
•our ability to obtain financing on acceptable terms to finance our growth;
Legal and Regulatory Risks
•changes in laws or regulations affecting our business;
•our operations are subject to environmental regulations and we may incur costs relating to environmental matters;
•Our bylaws provide that the courts in the State of Delaware are the exclusive forums for substantially all disputes between us and our stockholders;
•changes to applicable U.S. and foreign tax laws, changes to interpretations of tax laws, and changes in our mix of earnings among the jurisdictions in which we operate;
•the implementation of a border tax or tariff on imports and the negative impact on our business due to the amount of inventory we import;
•governmental agencies may refuse to grant or renew our operating licenses and permits for our salvage, self service and refurbishing businesses;
General Risks
•loss of key management personnel may affect our ability to successfully manage our business and achieve our objectives;
•the risks associated with operating in foreign jurisdictions, including foreign laws and economic and political instabilities and currency fluctuations in the U.S. dollar, pound sterling and euro versus other currencies;
•additional unionization efforts, new collective bargaining agreements, and work stoppages;
•our ability to develop and implement the operational and financial systems needed to manage our operations; and interruptions, outages or breaches of our operational systems, security systems, or infrastructure as a result of attacks on, or malfunctions of, our systems;
•costs of complying with laws relating to the security of personal information;
•business interruptions affecting our distribution centers, computer systems and the availability of inventory;
•problems with our fleet of trucks and other vehicles could affect our business;
•potential losses of our right to operate at key locations if we are not able to negotiate lease renewals or due to environmental issues; and
•disruptions to the management and operations of our business and the uncertainties caused by activist investors.
Other matters set forth in this Annual Report may also cause our actual results to differ materially from our forward-looking statements.
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
We are a leading provider of alternative vehicle collision and mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in the United Kingdom, Germany, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Poland, Slovakia, Austria, and various other European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada.
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
HISTORY
We were initially formed in 1998 through the combination of a number of wholesale recycled products businesses and subsequently expanded through internal development and acquisitions of aftermarket, recycled, refurbished, and remanufactured product suppliers and manufacturers; self service retail businesses; and specialty vehicle aftermarket equipment and accessories suppliers. We have completed approximately 280 business acquisitions. Our most significant acquisitions include:
•2007 acquisition of Keystone Automotive Industries, Inc., which, at the time of acquisition, was the leading domestic distributor of aftermarket products, including collision replacement products, paint products, refurbished steel bumpers, bumper covers and alloy wheels.
•2011 acquisition of Euro Car Parts Holdings Limited ("ECP"), a vehicle mechanical aftermarket parts distribution company operating in the United Kingdom. This acquisition served as our entry into the European automotive aftermarket business, from which we have expanded our European footprint through organic growth and subsequent acquisitions.
•2013 acquisition of Sator Beheer B.V. ("Sator," now known as Fource), a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and Northern France. This acquisition allowed us to further expand our geographic presence into continental Europe.
•2014 acquisition of Keystone Automotive Holdings, Inc. (“Keystone Specialty”), which expanded our product offering and increased our addressable market to include specialty vehicle aftermarket equipment and accessories.
•2016 acquisition of Rhiag-Inter Auto Parts Italia S.r.l. (“Rhiag”), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded our geographic presence in continental Europe.
•2016 acquisition of Pittsburgh Glass Works LLC (“PGW”), a distributor of aftermarket automotive replacement glass. The acquisition expanded our addressable market in North America.

•2018 acquisition of Stahlgruber GmbH (“Stahlgruber”), a wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia, with further sales to Switzerland. This acquisition expanded our geographic presence in continental Europe and serves as an additional strategic hub for our European operations.
Further information regarding our recent acquisitions is included in Note 2, "Business Combinations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Since 2017, we have divested eight businesses resulting from (i) the ongoing rationalization of our asset base by divesting certain non-core and/or low margin businesses, and (ii) mandatory divestiture requirements due to certain acquisitions. Two of these divestitures have been reported as discontinued operations.
STRATEGY
Our mission is to be the leading global value-added distributor of vehicle parts and accessories by offering our customers the most comprehensive, available and cost-effective selection of part solutions while building strong partnerships with our employees and the communities in which we operate. Beginning in 2019, we reduced our focus on growth primarily through acquisitions and emphasized operational excellence, through a strategy of organically taking market share with leading inventory breadth and depth, high fulfillment rates, delivery reliability and customer service.
We have four primary strategic pillars to build economic value: growth through diversified product offerings; expanding our footprint; adaptation to evolving technology; and rationalization of our asset base to enhance margins and return on capital. We believe our distribution network, with a broad inventory of quality collision and mechanical repair products and specialty vehicle aftermarket products, high fulfillment rates, and superior customer service, provide us with a competitive advantage. To execute our strategy, we focus on a number of key areas, including:
•Continue to build and develop our extensive distribution network. We have invested significant capital to develop a network of alternative and specialty vehicle parts facilities across our operating segments. Our ability to move inventory throughout our distribution networks increases the availability of our products and allows us to fill a high percentage of our customers’ requests. In order to expand our distribution network, we may seek to enter new markets through geographic expansion, improve penetration through organic development, tuck in acquisitions, and by building critical capabilities such as diagnostic service offerings. We believe our North America segment has the largest distribution network of vehicle parts and accessories for the automotive collision repair market in North America. In our Europe segment, we are implementing a business transformation, a similar strategy to our North America operations, by establishing a Pan-European organization through the integration of the various acquisitions. We currently have operations in over 20 different European countries, which we believe represents the broadest and largest footprint in the aftermarket industry in Europe. On a global basis, we operate approximately 1,600 facilities.
•Broad product offering. The breadth and depth of our inventory across our operating segments reinforces our ability to provide a “one-stop” solution for our customers’ alternative vehicle replacement, maintenance, diagnostic services and specialty vehicle product needs.
•High fulfillment rates. We manage our inventory to improve stocking levels and delivery speed. Maintaining industry leading service levels and fill rates improves customer satisfaction and cycle time for repairs.
•Strong business relationships. We have developed business relationships with key constituents, including customers, automobile insurance companies, multiple-location vehicle repair operations, vendor partners and other industry participants in North America, Europe, and Asia. We monitor the start-up and venture capital landscape to develop business relationships and enhance our portfolio of potential offerings.
•Technology driven business processes. We focus on technology development to expand our competitive advantage. We have built advanced data analytics capabilities and data assets and believe that we can more cost effectively leverage our data to make better business decisions than most of our competitors.
•Adaptation to evolving technology in the automotive industry. We are committed to monitoring and adapting our business to the technological changes in the automotive industry. We have a forward-looking strategy and innovation team that helps us monitor megatrends and assess the potential opportunities and risks associated with several areas including, but not limited to, electric vehicles, advanced driver assistance systems, vehicle connectivity, autonomous vehicles, e-commerce and ride-sharing trends.
•Rationalized asset base. We have a portfolio review process and are continually analyzing and executing initiatives to reduce our operating costs and drive efficiencies, including brand rationalization, rightsizing efforts and productivity initiatives.

•Employees and communities. We focus on employees and communities through continuous improvement in our Environmental, Social and Governance initiatives. One of our top priorities is the health and safety of our employees, customers and communities in which we operate.
We will measure our progress toward achieving our strategic goals based on our performance with respect to the following key priorities: profitable growth, cash flow generation, European integration and talent acquisition. We have implemented various improvement plans in an attempt to enhance our operational efficiencies and actively monitor these and other important operating metrics.
COVID-19 IMPACT
The COVID-19 pandemic and the resulting governmental actions taken to control the virus have impacted, and are expected to continue to impact, our business in 2020 and into 2021. The effects include, but are not limited to, a reduction in demand for our products and services, liquidity challenges for certain of our customers and suppliers, and organizational changes, such as personnel reductions and route consolidation, driven by cost actions to mitigate the actual and expected revenue decline. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic and the related impact on the global economy, which are uncertain and cannot be predicted at this time. For further discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.
NORTH AMERICA SEGMENT
Our North America segment is composed of wholesale operations, which consists of aftermarket and salvage operations, and self service retail operations.
Wholesale Operations
Inventory
Our wholesale operations in North America sell five product types (aftermarket, OEM recycled, OEM remanufactured, OEM refurbished and, to a lesser extent, new OEM parts) to professional collision and mechanical vehicle repair businesses. Our principal aftermarket product types consist of those most frequently damaged in collisions, including bumper covers, automotive body panels, lights and automotive glass products such as windshields. Platinum Plus is our exclusive product line offered under the Keystone brand of aftermarket products. We also developed a product line called “Value Line” for more value conscious, often self-pay, consumers. Certain of our products are certified by an independent organization, the Certified Automotive Parts Association (“CAPA”). CAPA is an association that evaluates the quality of aftermarket collision replacement products compared to OEM collision replacement products. Our salvage products include both mechanical and collision parts, including engines; transmissions; door assemblies; sheet metal products such as trunk lids, fenders and hoods; lights; and bumper assemblies. Additionally, by way of two acquisitions in 2019, we entered the diagnostics and repair services business, which we expect to grow in the coming years as the number of technological components in vehicles increases. In January 2021, the diagnostic and repair services acquisitions were combined into a single brand, known as Elitek Vehicle Services.
The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in North America and Asia, principally Taiwan. In 2020, approximately 44% of our aftermarket purchases were made from our top 5 vendors, with our largest vendor providing approximately 13% of our annual inventory purchases for the North America segment. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 5% of our supply of aftermarket products in 2020. We purchased approximately 42% of our aftermarket products in 2020 directly from manufacturers in Taiwan and other Asian countries. Approximately 55% of our aftermarket products were purchased from vendors located in the U.S.; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries.
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
We procure recycled products for our wholesale operations by acquiring total loss vehicles, typically sold at regional salvage auctions, and then dismantling and inventorying the parts. The availability and pricing of the salvage vehicles we procure for our wholesale recycled products operations may be impacted by a variety of factors, including the production level of new vehicles and the percentage of damaged vehicles declared total losses. Our bidding specialists are equipped with a proprietary software application that allows them to compare the vehicles at salvage auctions against our current inventory levels, historical demand, and recent average selling prices to arrive at an estimated maximum bid. Additionally, we are embedding artificial intelligence technology into our salvage procurement software to assist in the procurement decision making process, reducing the amount of labor and human error in the process.
Information Technology Systems
In our aftermarket operations, we use a third party enterprise management system and other third party software packages for an electronic data interchange tool, and E-commerce tools to enhance our online business-to-business initiatives - OrderKeystone.com and Keyless.
Our wholesale recycled product locations in North America operate an internally-developed, proprietary enterprise management system called LKQX. We believe that the use of a single system across a majority of our wholesale recycled product operations helps facilitate the sales process; allows for continued implementation of standard operating procedures; and improves training efficiency, employee transferability, access to our national inventory database, management reporting and data storage. The system also supports an electronic exchange process for identifying and locating parts at other select recyclers and facilitates brokered sales to fill customer orders for items not in stock.
We also use other third party software packages for both businesses to leverage the centralized data and information that a single system provides, such as a data warehouse to conduct enhanced analytics and reporting, and an integrated budgeting system.
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
Customers
We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. The majority of these customers tend to be individually-owned small businesses, although the number of independent and dealer-operated collision repair facilities has declined over the last decade, as regional or national multiple shop operators ("MSO") have increased their geographic presence through consolidation.
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
Our sales personnel are encouraged to promote LKQ to customers as a “one-stop shop” by offering comparable options from our other product lines if the desired part is not in stock. To support these efforts, our sales staff has access to both recycled and aftermarket sales systems to encourage cross selling.
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
Distribution
We have a distribution network of warehouses and cross dock facilities, which allows us to develop and maintain our service levels with local repair shops while providing industry leading fulfillment rates that are made possible by our nationwide presence. Our delivery fleet utilizes a third party software provider to optimize delivery routes, and to track the progress of delivery vehicles throughout their runs. This third party software connects into each of our wholesale systems to allow a single interface for our management team to have a single delivery to our customer, regardless of the product line or operating system. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans, which deliver multiple product types on the same delivery routes to help minimize distribution costs and improve customer service.
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
Self Service Operations
Our self service retail operations, most of which operate under the name “LKQ Pick Your Part,” allow consumers to come directly to the yard to pick parts off of salvage vehicles. In addition to revenue from the sale of parts, core, scrap steel and other metals, we charge a nominal admission fee to access the property.
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
Competition
There are competitors operating self service businesses in all of the markets in which we operate. In some markets, there are numerous competitors, often operating in close proximity to our operations. We try to differentiate our business by the quality of the inventory and the size and cleanliness of the property. We also differentiate our business from our competitors through our app, which allows customers to receive daily push notifications when vehicles in which they have identified an interest are placed into their favorite yards. In addition to allowing customers to see our available inventory, the app also allows customers to input search parameters, including for specific parts, and the year, make, and model of the vehicle, to identify the population of vehicles that might be available from which to pull compatible parts. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors, as there is limited overlap in the products that we sell.
EUROPE SEGMENT
Our Europe segment operates in over 20 countries and was built on four key acquisitions: ECP (2011), Sator (2013), Rhiag (2016) and Stahlgruber (2018). Additionally, in 2014 we expanded our European segment to include wholesale recycling operations through our acquisition of a business with salvage and vehicle repair facilities in Sweden and Norway, and in 2016, we acquired an equity investment in Mekonomen AB ("Mekonomen"), the leading independent car parts distributor in the

Nordic region of Europe. Mekonomen is independent of our existing European operations, but we have identified areas where the companies can work together in a mutually beneficial manner, primarily related to procurement and category management.
1 LKQ Europe
Our European strategy, facilitated through our 1 LKQ Europe program, is to leverage the strengths of acquired businesses, reduce procurement costs by consolidating and streamlining our product offerings, and combine an integrated organization driving for functional excellence with the necessary technology linking our business processes with our customers and suppliers. As part of our 1 LKQ Europe program, we are integrating our European operations as we optimize purchasing, warehousing, systems, logistics and back-office functions, and align our private label products across the segment. Under the 1 LKQ Europe program, we are reorganizing our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, the creation of a Europe head office in Switzerland, and the establishment of a shared service center in Poland. While certain projects were delayed as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We are targeting to complete the organizational design and implementation projects by the middle of 2021, with the remaining projects scheduled to be completed by 2024.
Inventory
Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads, discs and sensors, clutches, electrical products such as spark plugs and batteries, steering and suspension products, filters, and oil and automotive fluids. We currently have over 900,000 unique part numbers. Our goal is to reduce the complexity of our product portfolio, reduce the number of parts offered and reduce the number of suppliers. We have phased out or replaced more than 150 brands in the past couple of years. We believe that more than 70% of our product portfolio existing at the start of the program in 2019 could be reviewed for possible reduction.
In 2020, our top supplier represented 8% of our aftermarket inventory purchases for our Europe segment. No other suppliers comprised more than 5% of our purchases during 2020. In 2020, we purchased 94% of our products from companies in Europe. In 2020, 72% and 17% of our total inventory purchases were made in euros and pounds sterling, respectively. As part of our 1 LKQ Europe initiatives we are expanding the distribution of our private label products. Our key strategic private label products are Optimal, ERA and MPM Oils.
In our Nordic operations, we purchase severely damaged or total loss vehicles from insurance companies, which are transferred to our dismantling facilities or sold to other third party dismantlers.
Information Technology Systems
Our aftermarket operations in Europe use various information technology ("IT") systems. Our systems are complex and are designed to perform a variety of tasks (depending on the market), including but not limited to customer orders, inventory management, warehouse and logistics, and financial reporting. Certain of our IT systems can interface with the respective IT systems of our repair shop customers, which enables our customers to identify and order the part required for the repair. As part of our 1 LKQ Europe strategy to create an integrated European company, we initiated a multi-year program to develop and implement a European wide ERP system, which will reduce the number of IT systems we operate. A pilot for the ERP system was successfully deployed in our operating unit in Switzerland in the first quarter of 2020. After a pause during 2020 due to the disruption caused by the COVID-19 pandemic, the implementation of the ERP program has been resumed and will next be tested and installed at our Italian operating unit.
Customers
We primarily operate a two-step (i.e. direct sales to repair shop customers) distribution model in Europe, although certain of our operations, such as in Italy, the Netherlands, Germany, Switzerland, and Hungary, operate partially a three-step (i.e. sales to distributors who in turn sell to repair shop customers) distribution model. In our two-step operations, we sell the majority of our products to commercial customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In our three-step operations, we sell products to wholesale distributors or jobbers. In addition to our sales to repair shops and wholesale distributors, we generate a portion of our revenue through sales to retail customers from e-commerce platforms and from counter sales at the branch locations.
Distribution
Our European operations employ a distribution model in which inventory is stored at national or international distribution centers or regional hubs, with fast moving product stored at branch locations. The large distribution centers regularly re-stock the smaller branches and hubs and hold slower moving items helping us to improve fulfillment rates. Product is moved through the distribution network on our trucks, vans or via common carrier. We are building a new central distribution center in the Netherlands, similar to our central distribution centers in Tamworth, England and Sulzbach-Rosenberg, Germany,

that will allow us to consolidate multiple regional distribution centers. We believe that our distribution network is larger than those of any of our principal competitors in Europe.
Competition
We view all suppliers of replacement repair products as our competitors, including other alternative parts suppliers and OEMs and their dealer networks. We face significant competition in many markets where even smaller competitors can compete on price and service, and the OEMs compete via ties to brand loyalty of the consumer while also remaining competitive on price, service and availability. We believe we have been able to distinguish ourselves from other alternative parts suppliers primarily through our distribution network, efficient stock management systems and proprietary technology, which allows us to deliver our products quickly, as well as through our product lines and inventory availability, pricing, and service reliability.
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
Inventory
The specialty vehicle aftermarket equipment and accessories we distribute and raw materials for products we manufacture are purchased from suppliers located primarily in the U.S., Canada, and China. Our top selling products are RV appliances & air conditioners, towing hitches, truck bed covers, vehicle protection products, cargo management products, and wheels, tires & suspension products. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, we have limited supplier concentration. In 2020, approximately 13% of our specialty vehicle aftermarket purchases were made from our top two suppliers to this segment, with our largest supplier providing approximately 8% of our annual inventory purchases. No other suppliers comprised more than 5% of our purchases during 2020. With our 2017 acquisition of Warn, we have internal capabilities to manufacture and source aftermarket winches, hoists, and bumpers.
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
We promote our products to customers through marketing programs, which include: (i) catalogs, advertising, sponsorships and promotional activities, (ii) product level marketing and merchandising support, and (iii) online and digital marketing initiatives. We stage in-person and/or virtual trade shows across the U.S., which provide an opportunity to improve sales through the showcasing of new and innovative products from our vendors to our customers.
Online sales, which represent the majority of our sales, of our Specialty products take place primarily through our ekeystone.com and viantp.com sites and mobile app. These sites provide customers (i) the ability to match products with the make and model of vehicle thus allowing the customer to order the correct part, (ii) product information (e.g. pictures, attributes) available for review and (iii) the convenience of searching inventory availability and ordering the product on the site. Additionally, the site can provide sales opportunities by suggesting other parts to purchase based on an inquiry submitted by the customer.
Distribution
Our Specialty segment operations employ a hub-and-spoke distribution model that enables us to transport products from our primary distribution centers to our non-inventory stocking cross docks, some of which are co-located with our North America wholesale operations and provide distribution points to key regional markets and synergies with our existing infrastructure. We believe this provides added value to our customers through a broader product offering and more efficient distribution process. We use our delivery routes to provide delivery and returns of our products directly to and from our customers in all 48 continental U.S. states and 9 Canadian provinces, and we ship globally to customers in other countries. Our delivery fleet utilizes a third party software provider to optimize delivery routes, and to track the progress of delivery vehicles throughout their runs.
Competition
Industry participants have a variety of supply choices. Vendors can deliver products to market via warehouse distributors and mail order catalog businesses, or directly to retailers and/or consumers. We view all distributors of specialty vehicle aftermarket equipment and accessories as our competitors. We believe we have been able to distinguish ourselves from other specialty vehicle aftermarket parts and equipment distributors primarily through our broad product selection, which encompasses both popular and hard-to-find products, our national distribution network, and our efficient inventory management systems, as well as through our service. We compete on the basis of product breadth and depth, rapid and dependable delivery, marketing initiatives, support services, and price.
INTELLECTUAL PROPERTY
We own and have the right to use various intellectual property, including intellectual property acquired as a result of past acquisitions, such as intellectual property related to winches acquired in our acquisition of Warn. In addition to trade names, trademarks and patents, we also have technology-based intellectual property that has been both internally developed and obtained through license agreements and acquisitions. We do not believe that our business is materially dependent on any single item of intellectual property, or any single group of related intellectual property, owned or licensed, nor would the expiration of any particular item or related group of intellectual property, or the termination of any particular intellectual property license agreement, materially affect our business. See the risk factor "Intellectual property claims relating to aftermarket products could adversely affect our business." in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding the risks related to intellectual property.
HUMAN CAPITAL
Our people are our most valuable asset. The Company’s core values of dependability, excellence, leadership, integrity, value, efficiency and responsiveness establish the foundation on which our culture is built and give our people the opportunity to thrive. Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to acquire and develop talent to prepare them for critical roles within our Company and to facilitate a high-performing, diverse workforce; reward and support employees with competitive pay and benefit programs; and enhance our culture through efforts aimed at making the workplace more engaging and inclusive.
Employees
As of December 31, 2020, we employed approximately 44,000 persons, of which approximately 17,000 were employed in North America and approximately 27,000 were employed outside of North America. Of our employees in North America, approximately 800 were represented by unions. Outside of North America, we have government-mandated collective bargaining agreements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. We consider our employee relations to be good.
Inclusion and Diversity
We value and promote inclusion and diversity in our workplace. We recognize that a diverse mix of backgrounds, skills and experiences drives new ideas, products and services. We recruit, hire, promote and retain employees based on merit and demonstrated skills. With respect to our employee population in the United States, as of December 31, 2020 approximately 42% have self-identified as Asian, Black or African American, Hispanic or Latino, Native American, Pacific Islander or two or more races. We have a long-standing commitment to equal employment opportunity. It is our policy and practice to hire, train, promote and compensate employees, and administer all of our personnel policies without regard to race, color, ethnicity, national origin, ancestry, citizenship status, religion, religious creed, sex, gender, gender identity and expression, age, disability, protected medical condition, marital status, veteran or military status, sexual orientation, pregnancy, genetic information or any other characteristic protected by civil rights laws.
Commitment to Values and Ethics
Along with our core values, we act in accordance with our Code of Ethics, which sets forth guidance for employees to make appropriate ethical decisions. Our Code of Ethics covers topics such as use of company assets, bribery and corruption, conflicts of interest, discrimination, harassment, health and safety, privacy and data protection, protecting confidential information, and reporting Code of Ethics violations. The Code of Ethics reflects our commitment to acting with a high level of integrity and providing guidance for reporting complaints in the event of alleged violations of our policies (including through an anonymous “Speak Up” hotline). We do not tolerate harassment or retaliation against persons that report improper behavior.

Health and Safety
We are committed to providing all of our employees with a safe and secure work environment where no one is subject to unnecessary risk. As a key focus, we have implemented various programs and practices aimed to prevent accidents and foster a culture of safety. In response to the COVID-19 pandemic, we implemented new protocols to further support the health and safety of our employees and customers. We also provide several avenues for employees to speak up, including anonymously, if they see something that is inconsistent with good safety practices.
Compensation and Benefits
We strive to attract and retain our talented employees by providing market-competitive compensation and benefits. We engage an outside consulting firm to objectively evaluate our compensation program and benchmark it against industry peers and other similarly situated organizations. Our short and long-term incentive programs are aligned with our vision and key business objectives and are intended to motivate strong performance. We offer benefits that support the physical, financial and emotional well-being of our employees. We offer eligible employees medical, dental and vision coverage, health savings and flexible spending accounts, paid time off, an employee assistance program, an employee assistance fund, voluntary short-term disability insurance, company paid long-term disability insurance, company paid term life insurance, a tuition reimbursement program, a scholarship program for the children of employees, a program to match charitable donations, and retirement plan contributions. Our benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

Professional Development and Training
We believe a key factor in employee retention is training and professional development. We have training programs across all levels of the Company to meet the needs of various roles, specialized skill sets and departments across the Company. We provide legal and ethics compliance education as well as general workplace safety and training to our employees. We are committed to the security and confidentiality of our employees’ personal information and employ software tools and periodic cyber security training to promote security and information protection.
FACILITIES
As of December 31, 2020, our operations included approximately 1,600 facilities, most of which are leased. Of our total facilities, approximately 525 facilities were located in the U.S. and approximately 1,075 facilities were located in over 25 other countries. Many of our locations stock multiple product types or serve more than one function.
Our global headquarters are located at 500 West Madison Street, Chicago, Illinois 60661.
Our North American headquarters, in Nashville, Tennessee, performs certain centralized functions for our North American operations, including accounting, procurement, and information systems support.
Our Europe headquarters are located in Zug, Switzerland. Our European operations are distributed throughout Europe with main offices in Tamworth, England; in Schiedam, the Netherlands; in Milan, Italy; in Prague, Czech Republic; and in Poing, Germany. In addition to these offices, we have two national distribution centers in Tamworth, England, totaling 250,000 and 1,025,000 square feet, respectively, which house inventory to supply the hubs and branches of our U.K. and Republic of Ireland operations, and one distribution center in Sulzbach-Rosenberg, Germany which supplies our operations in Germany, Austria, Italy, the Czech Republic and Switzerland. The shared service center in Katowice, Poland should begin operations in the second half of 2021, and the central distribution center in the Netherlands is scheduled to be fully operational by 2023.
Our Specialty operations maintain primary procurement, accounting and finance functions in Exeter, Pennsylvania.
Certain back-office support functions for our segments are performed in Bengaluru, India. Additionally, we operate an aftermarket parts warehouse in Taiwan to aggregate inventory for shipment to our locations in North America.
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
SEASONALITY
Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related repairs. Our aftermarket glass operations typically generate greater revenue and earnings in the second and third quarters, when the demand for automotive replacement glass increases after the winter weather. Our specialty vehicle operations typically generate greater revenue and earnings in the second quarter, when vehicle owners tend to install this equipment, and lower revenue and earnings in the fourth quarter, when the number of RV trips tends to decline as a result of the winter weather. However, the COVID-19 pandemic created an increased demand in the RV market in 2020, and the effect on demand extended into the fourth quarter. Additionally, seasonality may affect our product mix, for example, collision parts tend to have higher demand in the winter as there are generally higher accident rates.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE MATTERS
Environmental
We contribute to a healthy environment. For example, our North American recycling operations harvest vehicle components for reuse in the repair of vehicles. Once the parts are harvested, the remaining valuable materials are removed and repurposed for use in the manufacturing of new basic materials such as steel, aluminum, plastic and rubber. Additionally, we extract fluids that we recycle or utilize in our own operations, such as fuel to run our own truck fleet.
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
The table below highlights our North American recycling operation’s efforts in 2020 to minimize the environmental impact of total loss and end-of-life vehicles with effective and proper vehicle disposition, and lists the approximate number or amount of parts or other materials removed from such vehicles and sold or used by us in our operations.

(in thousands)	2020 Totals
Vehicles procured	818
Catalytic converters	1,489
Tires	2,285
Batteries	658
Fuel (in gallons)	3,876
Waste oil (in gallons)	2,315
Anti-freeze/Washer fluid (in gallons)	305
Crush Auto/Scrap (in tons)	851
Individual parts sold	14,629

Social
We continuously strive to improve the effect of our operations, and the awareness of all of our employees, with respect to social issues. Refer to the "Human Capital" section above for more information.
We also strive to improve the communities in which we operate. The employees at our facilities are encouraged to volunteer in local community activities, and we have established a charitable foundation to distribute funds to local causes.
Governance
We have made substantial progress in the area of corporate governance. Our Board of Directors refreshment process has resulted in half of our current Board being added since August 2018, and we have three women on our Board. Additionally, over 80% of our directors are independent. We believe that the skill sets of our newly constituted Board effectively address the areas of focus that are important for our short and long-term strategic objectives, including the continued focus on the integration of our European operations.
                We have adopted “proxy access,” which permits an eligible stockholder to nominate and include in our proxy materials director nominees (subject to the terms set forth in our Bylaws). We also have majority voting for the election of our directors, requiring a director who fails to receive a majority vote to tender his or her resignation to the Board.
                Our Board of Directors adopted a revised Code of Ethics in 2019 to help ensure that everyone at LKQ is clear on our mission, values and guiding ethical principles.  The Code of Ethics covers a variety of topics, including the health and safety of our employees, fair dealing with our customers, suppliers and competitors, anti-bribery rules, conflict of interest prohibitions, and protecting personal data.

ITEM 1A.     RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition. For a summary of risk factors refer to "Special Note on Forward-Looking Statements" in Part I of this Annual Report on Form 10-K.
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
We are continuing to evaluate the applicability of certain financial assistance and relief programs from foreign governments. While we have pursued and will continue to pursue this government assistance where possible and advisable, there is no guarantee as to what amount, if any, we would qualify for and receive in the future.
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
There is uncertainty with respect to the duration and breadth of the COVID-19 pandemic. Moreover, even after the mitigation measures are relaxed by government authorities, the timing and extent of the recovery of the economies in the countries where we operate is difficult to estimate. Thus, the ultimate impact on our business, financial results and financial condition cannot reasonably be estimated at this time. In addition, even if the adverse effects of the COVID-19 pandemic subside, there is the possibility of a recurrence of COVID-19 or the emergence of a different pandemic or health emergency with similar economic disruptions. Certain jurisdictions are reinstating mitigation measures at least through February 2021.

Our operating results and financial condition have been and could continue to be adversely affected by the economic, political and social conditions in the U.S., Europe and elsewhere, as well as the economic health of vehicle owners and numbers and types of vehicles sold.
Changes in economic, political and social conditions in the U.S., Europe and other countries in which we are located or do business could have a material effect on our company. Negative effects to our supply chain, costs of doing business, sales and distribution activity may occur due to factors such as war or threats of war, natural disasters, nuclear facility accidents, public health emergencies, utility interruptions, terrorism and social unrest.
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
We have a substantial business presence in Europe, including a significant presence in the U.K. and the Republic of Ireland (“ROI”). In June 2016, voters in the U.K. decided by referendum to withdraw from the European Union (also known as Brexit). The U.K.’s withdrawal from the European Union became effective on January 31, 2020. The U.K. and the European Union negotiated a Trade and Cooperation Agreement (“TCA”) to govern the new relationship, which became effective on January 1, 2021. Following the adoption of the TCA, duties have increased on some of the products we import into the U.K., and we have observed shipment delays, particularly with respect to the products we supply to our business in the ROI. While the extent and impact of these issues is not clear at this point, they could have adverse impacts on our business. Notwithstanding the TCA, there continues to be uncertainty regarding the effects of Brexit on our U.K. and European businesses, including with respect to tariffs or trade sanctions on goods moving between the jurisdictions, increased administrative burdens, fluctuations in exchange rates, disruptions in access to markets by U.K. and ROI companies, and disagreements about the interpretation of the TCA.
The widespread use of social media platforms has increased the speed and scope that information or misinformation about us can be disseminated and could hamper our ability to correct misrepresentations or to otherwise respond effectively to negative publicity. Negative posts about us, our employees, our business practices, or our products or services, whether or not valid, could seriously damage our brands and reputation.
We face competition from local, national, international, and internet-based vehicle products providers, and this competition could negatively affect our business.
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
From time to time, the OEMs have engaged in efforts seeking to increase OEM market share and to restrict consumers’ choice to use recycled or aftermarket parts to repair consumers’ vehicles. Examples of these efforts include blocking the use of vehicle telematics by the independent repair industry, demanding that suppliers provide certain parts exclusively to the OEMs, embedding software in certain vehicle parts that prevents them from being recycled and used to repair other vehicles, repair shop certification programs that, in some cases, require the repair shops to use only OEM parts, refusing to sell certain OEM parts unless the buyer is an OEM-certified shop, obtaining patents and trademarks on various subcomponents of vehicles to prohibit the use of an aftermarket part alternative, and price matching and rebate programs on certain aftermarket products. See the risk factor entitled “Intellectual property claims relating to aftermarket products could adversely affect our business” for further information about the OEM patents and trademarks.
With respect to telematics, vehicles are increasingly being equipped with systems that transmit data to the OEMs wirelessly regarding, among other items, accident incidents, maintenance requirements, location of the vehicle, identification of the closest dealership, and other statistics about the vehicle and its driving history. To the extent that this data is not shared with alternative suppliers, the OEMs will have an advantage with respect to such matters as contacting the vehicle driver, recommending repairs and maintenance, and directing the vehicle owner to an affiliated dealership.
The frequency and intensity of these OEM efforts has been increasing over time. The growth and effectiveness of these efforts or the introduction of new ones could have a material adverse impact on our business.
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
U.S. Customs and Border Protection has taken the position that certain of our aftermarket parts infringe certain OEM trademarks and seized our aftermarket parts as we attempted to import them into the U.S. We incur costs and expenses attempting to convince Customs and Border Protection to release the seized goods and in litigation where we seek a determination of non-infringement. In the event we are unsuccessful in obtaining their release, such goods may be subject to forfeiture and other penalties.
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
Electric vehicles do not have traditional engines, transmissions, and certain related parts. Engines and transmissions represent some of our largest revenue generating SKUs in North America, and parts for engines and transmissions represent a significant amount of the revenue of our European operations. Thus, an increase in electric vehicles as a percentage of vehicles sold could have a negative impact on our sales of engines, transmissions, and other related parts.
Fluctuations in the prices of metals and other commodities could adversely affect our financial results.
Our recycling operations generate scrap metal and precious metals (such as platinum, palladium, and rhodium) as well as other metals that we sell. After we dismantle a salvage vehicle for wholesale parts and after vehicles have been processed in our self service retail business, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive "crush only" vehicles or vehicles to be further processed from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals, in accordance with the guidelines of our agreements with the providing company. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent that the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required. For example, in 2018 China imposed stringent purity restrictions on the importation of various types of solid waste allegedly in an effort to reduce environmental pollution.
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
An adverse change in our relationships with our suppliers, disruption to our supply of inventory, or the misconduct, performance failures or negligence of our third party vendors or service providers could increase our expenses, impede our ability to serve our customers, or expose us to liability.
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
Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers. Additionally, as OEMs convert to raw materials other than steel, it may be more difficult or expensive to source aftermarket parts made with such materials, and it may be more difficult for repair shops to work with such materials in the repair process.
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
We rely on third parties to provide products and services that are integral to our operations. If we fail to adequately assess, monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk caused by the misconduct, performance failures or negligence of these third parties. For example, these could include violations of, or noncompliance with, laws and/or regulations governing our business (including, but not limited to, bribery, cybersecurity or privacy laws), which could lead to sanctions and/or fines from governmental agencies. Our arrangements with third party vendors and service providers may cause us financial and reputational harm if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our customers. Further, noncompliance with contract terms by our third party vendors or service providers could expose us to liability to other third parties or our employees.
If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pre-tax income.
Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, our goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, deterioration of expected future cash flows or performance, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2020, our total goodwill subject to future impairment testing was $4.6 billion. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Policies and Estimates section of Item 7 in this Annual Report on Form 10-K.
Except for indefinite-lived intangibles, we amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We review finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2020, the value of our other intangible assets, net of accumulated amortization, was $814 million.
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
For example, we have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business; this program will present a number of execution challenges. The COVID-19 pandemic has also impacted certain 1 LKQ Europe initiatives resulting in minor delays of certain initiatives.
In addition to acquisitions, we have divested, and will continue to divest, certain businesses that do not meet our performance standards. As a result of a divestment, we may not recover the carrying value of our investment in the divested business; in addition, such divestment transactions require significant management time and attention.
Risks Relating to Our Financial Structure
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
As of December 31, 2020, we had approximately $967 million aggregate principal amount of secured debt outstanding and approximately $2.4 billion of availability under our credit agreement ($2.5 billion of availability reduced by $71 million of amounts outstanding under letters of credit). In addition, we had approximately $1.8 billion aggregate principal amount of unsecured debt outstanding comprised of €500 million ($611 million) aggregate principal amount of 3.875% senior notes due April 1, 2024 (the "Euro Notes (2024)"), and €1.0 billion ($1.2 billion) aggregate principal amount consisting of €750 million of 3.625% senior notes due 2026 (the "Euro Notes (2026)") and €250 million of 4.125% senior notes due 2028 (the "Euro Notes (2028)," together with the 2026 notes, the "Euro Notes (2026/28)," and together with the Euro Notes (2024), and Euro Notes (2026), the "senior notes"). Borrowings under the credit agreement mature in January 2024.
Our significant amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position.
 For example, our debt and our debt service obligations could:
•increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•place us at a disadvantage compared to competitors that may have proportionately less debt;
•limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and
•increase our cost of borrowing.
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
Our credit agreement will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness under the existing agreement. As of December 31, 2020, we would have been able to incur an additional $2.4 billion of indebtedness under our credit agreement ($2.5 billion of availability reduced by $71 million of amounts outstanding under letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the need to service such debt would increase.
Our credit agreement imposes operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
Our credit agreement imposes operating and financial restrictions on us. These restrictions may limit our ability, among other things, to:
•incur, assume or permit to exist additional indebtedness (including guarantees thereof) outside of our credit agreement;
•pay dividends or make certain other distributions on our capital stock or repurchase our capital stock or prepay subordinated indebtedness;
•incur liens on assets;
•make certain investments or other restricted payments;
•engage in transactions with affiliates;
•sell certain assets or merge or consolidate with or into other companies;
•guarantee indebtedness; and
•alter the business we conduct.
As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. The failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facilities or it may be on terms that are not acceptable to us.
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
We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. Funds may not be available or available on terms acceptable to us as a result of different factors, including but not limited to turmoil in the credit markets that results in the tightening of credit conditions and current or future regulations applicable to the financial institutions from which we seek financing. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. There are restrictions in the indenture that governs the Euro Notes (2024), Euro Notes (2026) and Euro Notes (2028) on our ability to refinance such notes prior to January 1, 2024, April 1, 2021, and April 1, 2023, respectively. We could refinance the notes through open market purchases, subject to a limitation in our credit agreement on the amount of such purchases. If we fail to raise capital when needed, our business may be negatively affected.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly and could affect the value of our senior notes.
Certain borrowings under our credit agreement and the borrowing under our accounts receivable securitization facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Moreover, changes in market interest rates could affect the trading value of the senior notes. Certain of our variable rate debt, including our revolving credit facility, currently uses the London Interbank Offered Rate ("LIBOR") as a benchmark for establishing the interest rate. LIBOR is the subject of proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely, potentially as soon as the end of 2021, or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate debt.
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
Our obligations under our senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our and each co-borrower’s obligations under our credit agreement and each guarantor’s obligations under their respective guarantees of the credit agreement are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of most of our wholly-owned United States subsidiaries and the stock of certain of our non-United States subsidiaries. If we are declared bankrupt or insolvent, or if we default under our credit agreement, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of our senior notes, even if an event of default exists under the applicable indenture governing the senior notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under our senior notes, then that guarantor will be released from its guarantee of the senior notes automatically and immediately upon such sale. In any such event, because the senior notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims by holders of the senior notes could be satisfied or, if any assets remained, they might be insufficient to satisfy claims fully. As of December 31, 2020, we had approximately $967 million aggregate principal amount of secured debt outstanding and approximately $2.4 billion of availability under our credit agreement ($2.5 billion of availability reduced by $71 million of amounts outstanding under letters of credit).
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
•was insolvent or rendered insolvent by reason of such incurrence;
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
A court would likely find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the senior notes or such guarantee if we or such guarantor did not substantially benefit directly or indirectly from the issuance of the senior notes. Thus, if the guarantees were legally challenged, any guarantee could be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the guarantor, the obligations of the applicable guarantor were incurred for less than reasonably equivalent value or fair consideration. If a court were to void the issuance of the senior notes or any guarantee, a holder of the senior notes would no longer have any claim against us or the applicable guarantor. In the event of a finding that a fraudulent transfer or conveyance occurred, a holder of the senior notes may not receive any repayment on the senior notes. Further, the avoidance of the senior notes could result in an event of default with respect to our and our subsidiaries’ other debt, which could result in acceleration of that debt. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an issuer or a guarantor, as applicable, would be considered insolvent if:
•the sum of its debts, including contingent liabilities, was greater than the fair value of its assets;
•the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•it could not pay its debts as they become due.
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
Not all of our subsidiaries have guaranteed the credit agreement, Euro Notes (2024), Euro Notes (2026), and Euro Notes (2028). In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to the lenders under the credit agreement or the holders of the senior notes. Consequently, claims in respect of the credit agreement and the senior notes are structurally subordinated to all of the liabilities of our subsidiaries that are not guarantors of such instruments, including trade payables, and any claims of third party holders of preferred equity interests, if any, in our non-guarantor subsidiaries. As of the most recent practicable date, our subsidiaries that are not borrowers under or do not guarantee the credit agreement represented approximately 50% and 24% of our total revenue and operating income, respectively. In addition, these non-guarantor subsidiaries represented approximately 55% and 60% of our total assets and total liabilities, respectively (excluding, in each case, intercompany amounts). As of the most recent practicable date, our subsidiaries that do not guarantee the credit agreement had approximately $1.9 billion of outstanding indebtedness. The group of subsidiaries that does not guarantee the Euro Notes (2024) is substantially similar to the group that does not guarantee the Euro Notes (2026) and Euro Notes (2028), except that, in addition to the issuer of the Euro Notes (2024), there are four subsidiaries in the group that do not guarantee the Euro Notes (2026) and Euro Notes (2028) that guarantee the Euro Notes (2024).
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
In addition, in certain circumstances as specified in the indentures governing the senior notes, if we sell certain assets, we will be required to either prepay secured debt of the issuer or guarantors of the senior notes, prepay debt of non-guarantor wholly-owned subsidiaries, reinvest the sale proceeds in other assets or commence an asset sale offer, as defined in the indentures governing the senior notes, pursuant to which we will be obligated to purchase certain senior notes at a price equal to 100% of their principal amount plus accrued and unpaid interest with the proceeds we receive from such asset sales. Our other debt may contain restrictions that would limit or prohibit us from completing any such asset sale offer. In particular, our credit agreement contains provisions that require us, upon the sale of certain assets, to either apply all of the proceeds from such asset sale to the prepayment of the term loan amounts due under the credit agreement or to reinvest such proceeds in real estate, equipment or tangible assets. If we chose to prepay the term loan obligations instead of reinvesting in assets, the mandatory prepayment obligations under the credit agreement will be effectively senior to our obligations to make an asset sale offer with respect to the senior notes under the terms of the indentures governing the senior notes.
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
Legal and Regulatory Risks
Existing or new laws and regulations, or changes to enforcement or interpretation of existing laws or regulations, may prohibit, restrict or burden the sale of aftermarket, recycled, refurbished or remanufactured products.
Many states have introduced or passed laws that limit the use of aftermarket products in collision repair. These laws include requirements relating to consumer disclosure, vehicle owner’s consent regarding the use of aftermarket products in the repair process, and the requirement to have aftermarket products certified by an independent testing organization. Additional legislation of this kind may be introduced in the future. If additional laws prohibiting or restricting the use of aftermarket products are passed, it could have an adverse impact on our aftermarket products business.
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
Our amended and restated bylaws provide that the courts in the State of Delaware are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, another court of the State of Delaware, or if no court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the exclusive forum for the following types of actions or proceedings:

•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation, or our bylaws;
•any action asserting a claim governed by the internal-affairs doctrine; and

•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws.

The choice of forum provision in our bylaws does not apply to claims brought to enforce any duty or liability created by the Exchange Act or the Securities Act or any claim with respect to which the federal courts have exclusive jurisdiction.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers due to, among other possible factors, increased costs of such lawsuits and limitations on the ability to bring claims in a judicial forum that the plaintiffs may consider more favorable. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.
Our effective tax rate could materially increase as a consequence of various factors, including interpretations and administrative guidance in regard to the Tax Act (defined below), U.S. and/or international tax legislation, mix of earnings by jurisdiction, and U.S. and foreign jurisdictional audits.
We are a U.S. based multinational company subject to income taxes in the U.S. and a number of foreign jurisdictions. Therefore, we are subject to changes in tax laws in each of these jurisdictions, including as a result of changes proposed by the new U.S. administration, and such changes could have a material adverse effect on our effective tax rate and cash flows.
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
The U.S. has imposed tariffs on certain materials imported into the U.S. from China and announced additional tariffs on other goods from China and other countries. Moreover, counter-measures have been taken by other countries in retaliation for the U.S.-imposed tariffs. The tariffs cover products and materials that we import, and the counter-measures may affect products we export. The effects currently are not material; however, depending on the breadth of products and materials ultimately affected by, and the duration of, the tariffs and countermeasures, our financial results may be materially harmed. In addition, countries may impose other restrictions on the importation of products. For example, in 2018 China imposed stringent purity restrictions on the importation of various types of solid waste allegedly in an effort to reduce environmental pollution.
Governmental agencies may refuse to grant or renew our operating licenses and permits
Our operating subsidiaries in our salvage, self service, and refurbishing operations must obtain licenses and permits from state and local governments to conduct their operations. When we develop or acquire a new facility, we must seek the approval of state and local units of government. Governmental agencies may resist the establishment of a vehicle recycling or refurbishing facility in their communities. There can be no assurance that future approvals or transfers will be granted. In addition, there can be no assurance that we will be able to maintain and renew the licenses and permits our operating subsidiaries currently hold.

General Risks
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
In the ordinary course of business, we rely upon information technology networks and systems, some of which are provided by or leased from third parties, to process, transmit and store electronic information and to manage and support a variety of business processes and activities. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, these information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals, breaches due to employee error or malfeasance, disruptions during the process of upgrading or replacing computer software or hardware, terminations of business relationships by third party service providers, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. The occurrence of any of these events involving us or involving the third parties with whom we do business could compromise our or the third parties' networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss of information could result in legal claims or proceedings, disruption to our operations and damage to our reputation, any of which could adversely affect our business. In addition, as security threats continue to evolve, we will likely need to invest additional resources to protect the security of our systems.
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

ITEM 3.     LEGAL PROCEEDINGS
On May 10, 2018, our Specialty segment received a Notice of Violation from the U.S. Environmental Protection Agency ("EPA") alleging that certain performance-related parts that we sold in 2015, 2016 and 2017 violated the provisions of the Clean Air Act that prohibit the sale of parts that alter or defeat the emission control system of a motor vehicle. The parties have been attempting to negotiate a settlement of this matter without success. On January 29, 2021, the EPA initiated a civil administrative proceeding against us in this matter seeking a monetary penalty for parts sold between January 1, 2015 and August 28, 2017. Any penalty that is likely to be imposed is not expected to have a material effect on our financial position, results of operations or cash flows.
On June 2, 2020, we received a notice from the EPA regarding alleged violations associated with our NPDES stormwater permit at certain of our facilities in Massachusetts. In December 2020, we reached an agreement to settle the matters relating to three of the facilities for an aggregate fine of approximately $0.3 million. Since receiving the notice of violations in June 2020, the EPA has requested information from us relating to our NPDES stormwater permit compliance in additional locations throughout the U.S. We have responded or are in the process of responding to the requests for information. At this time, we do not expect that any penalty that could be imposed would have a material effect on our financial position, results of operations or cash flows.
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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "LKQ." At December 31, 2020, there were 16 record holders of our common stock.
We have not paid any cash dividends on our common stock. We currently intend to continue to retain our earnings to finance our growth, repay our debt, repurchase stock through our stock repurchase program, and for general corporate purposes. While we have no current plans to pay any cash dividends on our common stock, we may consider paying cash dividends in the future as we determine the best uses of our cash flows. Our senior secured credit agreement and our senior notes indentures contain limitations on payment of cash dividends or other distributions of assets. Delaware law also imposes restrictions on dividend payments. Based on limitations in effect under our senior secured credit agreement, senior notes indentures and Delaware law, the maximum amount of dividends we could have paid as of December 31, 2020 was approximately $2.3 billion. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
Stock Performance Graph and Cumulative Total Return
The following graph compares the percentage change in the cumulative total returns on our common stock, the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the following group of peer companies (the "Peer Group"): Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2015 and ending on December 31, 2020 (which was the last day of our 2020 fiscal year). The stock price performance in the graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index and the Peer Group was $100 on December 31, 2015 and that all dividends, where applicable, were reinvested.
Comparison of Cumulative Return
Among LKQ Corporation, the S&P 500 Index and the Peer Group

$300
$200
$100
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
LKQ Corporation
S&P 500 Index
Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
LKQ Corporation	$100	$103	$137	$80	$120	$119
S&P 500 Index	$100	$112	$136	$130	$171	$203
Peer Group	$100	$113	$109	$139	$183	$200
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
During the three months ended and year ended December 31, 2020, we repurchased 0.8 million and 4.1 million shares of common stock for an aggregate price of $29 million and $117 million, respectively. As of December 31, 2020, there was a total of $531 million of remaining capacity under our repurchase program. During the three months ended December 31, 2019, no shares of common stock were repurchased.
The following table summarizes our stock repurchases for the three months ended December 31, 2020 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	—	$—	—	$560,181
November 1, 2020 - November 30, 2020	406	$35.27	406	$545,876
December 1, 2020 - December 31, 2020	413	$36.26	413	$530,895
Total	819		819
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our common stock that may be issued under our equity compensation plans as of December 31, 2020 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
	(1)	(2)	(3)	(4)	(5)
Statements of Income Data:
Revenue	$11,628,830	$12,506,109	$11,876,674	$9,736,909	$8,584,031
Cost of goods sold	7,035,559	7,654,315	7,301,817	5,937,286	5,232,328
Gross margin	4,593,271	4,851,794	4,574,857	3,799,623	3,351,703
Operating income (6)	985,577	896,643	882,241	844,998	763,398
Other expense (income):
Interest expense	103,784	138,504	146,377	101,640	88,263
Loss (gain) on debt extinguishment (7)	12,751	(128)	1,350	456	26,650
Interest income and other income, net	(15,953)	(32,755)	(8,917)	(23,725)	(28,796)
Income from continuing operations before provision for income taxes	884,995	791,022	743,431	766,627	677,281
Provision for income taxes	249,498	215,330	191,395	235,560	220,566
Equity in earnings (losses) of unconsolidated subsidiaries (8)	5,012	(32,277)	(64,471)	5,907	(592)
Income from continuing operations	640,509	543,415	487,565	536,974	456,123
Net (loss) income from discontinued operations (9)	(95)	1,619	(4,397)	(6,746)	7,852
Net income	640,414	545,034	483,168	530,228	463,975
Less: net income (loss) attributable to continuing noncontrolling interest	1,888	2,800	3,050	(3,516)	—
Less: net income attributable to discontinued noncontrolling interest	103	974	—	—	—
Net income attributable to LKQ stockholders	$638,423	$541,260	$480,118	$533,744	$463,975
Basic earnings per share: (10)
Income from continuing operations	$2.10	$1.75	$1.55	$1.74	$1.49
Net (loss) income from discontinued operations	(0.00)	0.01	(0.01)	(0.02)	0.03
Net income	2.10	1.76	1.54	1.72	1.51
Less: net income (loss) attributable to continuing noncontrolling interest	0.01	0.01	0.01	(0.01)	—
Less: net income attributable to discontinued noncontrolling interest	0.00	0.00	—	—	—
Net income attributable to LKQ stockholders	$2.10	$1.75	$1.53	$1.73	$1.51
Diluted earnings per share: (10)
Income from continuing operations	$2.10	$1.75	$1.54	$1.73	$1.47
Net (loss) income from discontinued operations	(0.00)	0.01	(0.01)	(0.02)	0.03
Net income	2.10	1.75	1.53	1.71	1.50
Less: net income (loss) attributable to continuing noncontrolling interest	0.01	0.01	0.01	(0.01)	—
Less: net income attributable to discontinued noncontrolling interest	0.00	0.00	—	—	—
Net income attributable to LKQ stockholders	$2.09	$1.74	$1.52	$1.72	$1.50
Weighted average shares outstanding-basic	304,640	310,155	314,428	308,607	306,897
Weighted average shares outstanding-diluted	305,006	310,969	315,849	310,649	309,784

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
	(1)	(2)	(3)	(4)	(5)
Other Financial Data:
Net cash provided by operating activities	$1,443,870	$1,064,033	$710,739	$518,900	$635,014
Net cash used in investing activities	(165,887)	(264,853)	(1,458,939)	(384,595)	(1,709,928)
Net cash (used in) provided by financing activities	(1,512,551)	(600,669)	882,995	(112,567)	1,225,737
Capital expenditures	(172,695)	(265,730)	(250,027)	(179,090)	(207,074)
Cash paid for acquisitions, net of cash and restricted cash acquired	(7,363)	(27,296)	(1,214,995)	(513,088)	(1,349,339)
Depreciation and amortization	299,497	314,406	294,077	230,203	206,086
Balance Sheet Data:
Total assets	$12,360,533	$12,779,956	$11,393,402	$9,366,872	$8,303,199
Working capital (11)	2,045,541	2,491,505	2,830,601	2,499,410	2,045,273
Long-term obligations, including current portion	2,871,138	4,041,756	4,310,500	3,403,980	3,341,771
Total Company stockholders' equity	5,655,718	5,008,876	4,782,298	4,198,169	3,442,949
(1) Includes the results of operations of two businesses from their respective acquisition dates in 2020, and three businesses up to the respective dates they were divested.
(2) Includes the results of operations of seven businesses from their respective acquisition dates in 2019, and two businesses up to the respective dates they were divested.
(3) Includes the results of operations of Stahlgruber, from its acquisition effective May 30, 2018, and 13 other businesses from their respective acquisition dates in 2018, and one business up to the date it was divested.
(4) Includes the results of operations of 26 businesses from their respective acquisition dates in 2017, and one business up to the date it was divested.
(5) Includes the results of operations of: (i) Rhiag, from its acquisition effective March 18, 2016; (ii) the aftermarket automotive glass distribution business of PGW ("PGW autoglass"), from its acquisition effective April 21, 2016; and (iii) 13 other businesses from their respective acquisition dates in 2016.
(6) Reflects $47 million of impairment charges on net assets held for sale for the year ended December 31, 2019 and a $33 million impairment charge on the Aviation reporting unit for the year ended December 31, 2018. See "Net Assets Held for Sale" and "Intangible Asset" in Note 4, "Summary of Significant Accounting Policies," for further information.
(7) Reflects a loss on debt extinguishment of $13 million recorded in the first quarter in 2020 related to the early-redemption premium and the write-off of the unamortized debt issuance costs. See "U.S. Notes (2023)" in Note 10, "Long-Term Obligations," for further information. The year ended December 31, 2016 includes a loss on debt extinguishment of $24 million related to early payment of Rhiag debt assumed as part of the acquisition.
(8) Reflects impairment charges in 2019 and 2018 of $40 million and $71 million, respectively, related to the Mekonomen equity investment. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," for further information.
(9) Discontinued operations for the years ended December 31, 2020 and 2019 primarily relate to the Stahlgruber Czech Republic wholesale business. Discontinued operations for the years ended December 31, 2018, 2017 and 2016 relate to the PGW autoglass glass manufacturing business. See Note 3, "Discontinued Operations," for further information.
(10) The sum of the individual earnings per share amounts may not equal the total due to rounding.
(11) Working capital amounts represent current assets less current liabilities, excluding assets and liabilities of discontinued operations.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. Discussion of 2018 items and the year-over-year comparison of changes in our financial condition and the results of operations as of and for the years ended December 31, 2019 and December 31, 2018 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.
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
Our operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the factors referred to in Forward-Looking Statements and Risk Factors above. Due to these factors and others, which may be unknown to us at this time, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.
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
In addition to the acquisition mentioned above, during the years ended December 31, 2020, 2019 and 2018, we acquired various smaller businesses across our North America, Europe, and Specialty segments.
See Note 2, "Business Combinations" and "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions and investments.

Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. During the year ended December 31, 2020, parts and services revenue represented approximately 94% of our consolidated revenue. Revenue from other sources includes scrap and other metals sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 5, "Revenue Recognition" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our sources of revenue.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, assumptions, and judgments, including those related to revenue recognition, inventory valuation, lease accounting, business combinations and goodwill impairment. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue. Actual results may differ from these estimates.
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

For our aftermarket products, excluding our aftermarket automotive glass products, cost is established based on the average price we pay for parts; for our aftermarket automotive glass products inventory, cost is established using the first-in first-out method. Inventory cost for our aftermarket products includes expenses incurred for freight in and overhead costs; for items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished inventory cost is based upon the average price we pay for cores. The cost of our refurbished inventory also includes expenses incurred for freight in, labor and other overhead costs. Our salvage inventory cost is established based upon the price we pay for a vehicle, including auction, towing and storage fees, as well as expenditures for buying and dismantling vehicles. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices, the assessment of which incorporates the sales probability based on a part's days in stock and historical demand. The average cost to sales percentage is derived from each facility's historical profitability for salvage vehicles. Remanufactured inventory cost is based upon the price paid for cores, and also includes expenses incurred for freight, direct manufacturing costs and overhead related to our remanufacturing operations. The cost of manufactured product inventory is established using the first-in first-out method.
Lease Accounting
For information regarding our critical accounting policies related to leases, refer to Note 13, "Leases," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
We perform goodwill impairment tests annually in the fourth quarter and between annual tests whenever events indicate that an impairment may exist. LKQ’s market capitalization declined by approximately 40% between February 20, 2020, when the Company released its 2019 financial results, and March 31, 2020. While we believed that the decrease was driven by market reaction to COVID-19, the magnitude of the market capitalization decrease was deemed to be a triggering event requiring an interim test of goodwill impairment in the first quarter, which did not result in a goodwill impairment. We did not perform an impairment test in the second or third quarters of 2020.
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
We have four operating segments: Wholesale – North America, Europe, Specialty and Self Service. Each of these operating segments consists of multiple components that have discrete financial information available that is reviewed by segment management on a regular basis. We have evaluated these components and concluded that the components that compose each of the Wholesale – North America, Europe, Specialty, and Self Service operating segments are economically similar and thus were aggregated into those four separate reporting units for our interim goodwill impairment test in the first quarter of 2020 and annual goodwill impairment test.
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

We determined no impairments existed when we performed our annual goodwill impairment testing in the fourth quarter of 2020 on all four reporting units as each of those reporting units had a fair value estimate that exceeded the carrying value by at least 30%. As of December 31, 2020, we had a total of $4.6 billion in goodwill subject to future impairment tests.
We review indefinite-lived intangible assets for impairment annually or on an interim basis if events or changes in circumstances indicate that the carrying value may not be recoverable. In the first quarter of 2020, we determined that the effect of the uncertainty relating to the COVID-19 pandemic on our forecasted results represented a change in circumstances indicating that the carrying value of the Warn trademark, which is our only indefinite-lived intangible asset, might not be recoverable. As a result, we performed a quantitative impairment test as of March 31, 2020 using the relief-from-royalty method and determined no impairment existed, as the trademark had a fair value estimate which exceeded the carrying value by approximately 9%. We did not identify a triggering event in the second or third quarter that necessitated an interim test of impairment. We performed a quantitative impairment test in the fourth quarter as of October 31, 2020, using the relief-from-royalty method to value the Warn trademark; we determined no impairment existed at that time as the trademark had a fair value estimate which exceeded the carrying value by approximately 13%.
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
1 LKQ Europe Program
We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we expect to recognize the following:

•Restructuring expenses — Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe program from which the business will derive no ongoing benefit. See Note 6, “Restructuring and Acquisition Related Expenses” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details.
•Transformation expenses — Period costs incurred to execute the 1 LKQ Europe program that are expected to contribute to ongoing benefits to the business (e.g. non-capitalizable implementation costs related to a common ERP system). These expenses are recorded in Selling, general and administrative expenses.
•Transformation capital expenditures — Capitalizable costs for long-lived assets, such as software and facilities, that directly relate to the execution of the 1 LKQ Europe program.
Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses and Purchases of property, plant and equipment in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Beginning in the second half of March 2020, management delayed certain projects under the 1 LKQ Europe program to reduce expenses and preserve capital in response to the COVID-19 pandemic. Based on our expectations in the second quarter of 2020 that the impacts on our business from COVID-19 had stabilized, we restarted the program in July 2020 with substantially the same initiatives and projects as prior to the pandemic. While certain projects were delayed as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We have continued the project on schedule during the second wave of COVID-19. We are targeting to complete the organizational design and implementation projects by the middle of 2021, with the remaining projects scheduled to be completed by 2024. During the year ended December 31, 2020, we incurred $38 million in costs across all three categories noted above. We expect that costs of the program, reflecting all three categories noted above, will range between $60 million and $80 million in 2021 with an additional $80 million to $100 million between 2022 and the projected program completion date in 2024. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by the improved trade working capital initiatives across our Europe segment.

COVID-19 Impact on Our Operations
In late February 2020, the Italian government began placing restrictions on activity as a result of the COVID-19 outbreak. Sales volumes fell as fewer cars were on the road and less maintenance activity was performed. While our Italian operation is an important part of our European business, it represented approximately 10% of the segment’s revenue in 2019, and thus the disruption did not have a material impact on the Company. By mid-March, the COVID-19 impact began spreading across the rest of the geographies where we operate at a very rapid pace. Governments adopted aggressive restrictions on the operation of non-essential businesses and personal movement, which reduced miles driven and collisions. While our businesses have been deemed essential in most jurisdictions in which we operate, the change in behavior driven by the COVID-19 restrictions negatively impacted our sales volume. Our organic parts and services revenue declined by 16.8%, 4.5%, and 5.2% in the second, third, and fourth quarters of 2020, respectively, relative to the comparable prior periods. We showed improvement in the third quarter of 2020 as governments gradually lifted restrictions for non-essential businesses and personal movement, however, in the fourth quarter of 2020 revenue declined as certain jurisdictions put restrictions back into place. As anticipated, April experienced the most negative revenue impact, with organic parts and services revenue (on a per day basis) down 30.3% compared to the prior year period. As movement restrictions lessened in May and June, we experienced organic parts and services revenue declines (on a per day basis) of 13.2% and 7.3%, respectively, compared to the prior year periods. However, the pace of improvement flattened into the third quarter as the increasing level of COVID-19 cases, especially in the United States, slowed the recovery. During the third quarter, organic parts and services revenue declined by 4.5% compared to the prior year period, a small improvement from the June decline of 7.3% (on a per day basis). During the fourth quarter, organic parts and services revenue declined by 6.1% (on a per day basis) and gradually worsened during the quarter with a decline of 7.2% (on a per day basis) in December. In the first quarter of 2021, we expect revenue to remain lower on a year over year basis as COVID-19 continues to impact economic activity in the U.S. and Europe, as the pandemic did not begin meaningfully impacting our results until March 2020. The level of the year over year decrease in revenue will depend on the extent of lockdown measures taken in response to an increase in the prevalence of the virus outbreak and the timing and effectiveness of the vaccination efforts. We expect revenue to increase in the second quarter of 2021 off of a low base and a gradual recovery in the second half of 2021.
Recognizing the demand changes in the first quarter of 2020, we took action in all of our business units to reduce our cost structure. These actions included, but were not limited to, employee furloughs and reductions in force, decreases in hours and overtime, lowering compensation for salaried employees, a hiring freeze, elimination of temporary labor, route consolidation, deferral of projects, and temporary branch closures. In the second quarter, these cost actions contributed to a reduction of approximately 18% in quarterly selling, general and administrative expenses compared to our first quarter 2020 run rate. We estimate that the cost actions generated a $10 million benefit in cost of goods sold compared to our second quarter of 2019. Some of the savings from the cost actions were delayed as we paid out vacation balances in April and covered medical benefits for employees in the United States during their furlough period. During the third quarter and fourth quarters, we were able to sustain a portion of the cost benefits, with quarterly selling, general and administrative costs down approximately 10% for both periods compared to the first quarter 2020 run rate. We estimate that the cost actions generated an approximately $15 million benefit in cost of goods sold for the second half of 2020 compared to the same period of 2019. If revenue increases during 2021, we expect that some of the costs that were reduced as a result of COVID-19 will remain at a lower level; the management team has been implementing productivity initiatives to create lower cost structures going forward as seen in the third and fourth quarter results.
We pursued certain financial assistance and relief programs that were available to us from governments in Europe and Canada, primarily in the form of grants to offset personnel expenses; through December 31, 2020, we qualified for $52 million of assistance, although that figure was heavily weighted to the second quarter. We currently do not anticipate qualifying for significant additional assistance in 2021, but we still will receive some government assistance in England. This view may change in the future based on developments with the resurgence of the virus outbreak.
These cost actions lagged the revenue impact in the first and second quarters, which meant there was a negative timing impact of COVID-19 on our profitability in those periods in addition to the negative effect from reduced revenue. By the third quarter, the cost actions were aligned with the revenue changes, and we generated higher Segment EBITDA dollars and margins than in the third quarter of 2019. In the fourth quarter, selling, general and administrative ("SG&A") costs remained consistent with the third quarter and profitability remained higher than the prior year.
We also emphasized the preservation of capital with a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax payment deferrals (the majority of which were paid during the third quarter), and suspension of our share buyback program (which was reinstated during the fourth quarter). This focus was successful as we improved our liquidity position at year-end by approximately $1.0 billion relative to March 31, 2020 while managing through the disruption caused by the pandemic.
In each quarter of 2020, we prepared forecasts of future revenues, profits and cash flows to use in multiple analyses, including the interim and annual goodwill impairment test, other impairment tests of long-lived assets, assessments of the recoverability of inventory, determination of customer and supplier rebate balances, calculation of the annual effective tax rate and evaluations of the realizability of deferred tax assets. Actual results have exceeded our initial forecast prepared in the first quarter of 2020 with a full year organic parts and service revenue decline of 8.2% on a per day basis, diluted earnings per share attributable to LKQ stockholders of $2.09 and operating cash flow of $1.4 billion. We expect to face continued pressure on revenue with COVID-19 infection rates remaining at heightened levels in a number of our geographies, but we believe that consolidated profit margins in 2021 will remain above those realized during 2020 due to margin and overhead cost initiatives implemented in 2019 and 2020. As the economic impact of the pandemic is dependent on variables that are difficult to project and in many cases are outside of our control, it is possible that the estimates underlying our analyses may change. This is particularly the case as it appears that the prevalence of the virus outbreak fluctuates depending on various factors, including the level of economic and social activity in a region and progress in vaccination efforts.
One of our top priorities is the health and safety of our employees, customers and the communities in which we operate. We are using all reasonable efforts to follow governmental instructions and safety guidelines with respect to the operations of our facilities. We have implemented protocols across our business units to help ensure the health and safety of our employees, customers and communities including, but not limited to: restricting access to and enhancing cleaning and disinfecting protocols at our facilities; use of personal protective equipment; adhering to social distancing guidelines; instituting remote work arrangements for many of our employees; and restricting travel.
See the Results of Operations and Liquidity sections for further detail on our year over year trends.
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
•Segment EBITDA - Refer to Note 16, "Segment and Geographic Information,” in Part II, Item 8 of this Form 10-K for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.
•Free Cash Flow - We calculate free cash flow as net cash provided by operating activities, less purchases of property, plant and equipment. Free cash flow provides insight into our liquidity and provides useful information to management and investors concerning cash flow available to meet our future debt service obligations and working capital requirements, to make strategic acquisitions and to repurchase our stock.
These three key performance indicators are used as targets in determining incentive compensation at various levels of the organization, including senior management.  By using these performance measures, we attempt to motivate a balanced approach to the business that rewards growth, profitability and cash flow generation in a manner that enhances our long-term prospects.

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of goods sold	60.5%	61.2%
Gross margin	39.5%	38.8%
Selling, general and administrative expenses	28.1%	28.6%
Restructuring and acquisition related expenses	0.6%	0.3%
Loss on disposal of businesses and impairment of net assets held for sale	0.0%	0.4%
Depreciation and amortization	2.3%	2.3%
Operating income	8.5%	7.2%
Total other expense, net	0.9%	0.8%
Income from continuing operations before provision for income taxes	7.6%	6.3%
Provision for income taxes	2.1%	1.7%
Equity in earnings (losses) of unconsolidated subsidiaries	0.0%	(0.3)%
Income from continuing operations	5.5%	4.3%
Net (loss) income from discontinued operations	(0.0)%	0.0%
Net income	5.5%	4.4%
Less: net income attributable to continuing noncontrolling interest	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	0.0%	0.0%
Net income attributable to LKQ stockholders	5.5%	4.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
	2020	2019	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$10,963,713	$11,877,846	(7.6)%	(0.5)%	0.5%	(7.7)%
Other revenue	665,117	628,263	5.5%	0.4%	0.0%	5.9%
Total revenue	$11,628,830	$12,506,109	(7.0)%	(0.5)%	0.4%	(7.0)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The decline in parts and services revenue of 7.7% represented decreases in segment revenue of 13.3% in North America and 6.0% in Europe, partially offset by an increase of 3.1% in Specialty segment revenue. Organic parts and services revenue declined by 7.6%, which included a 0.6% positive effect from approximately two additional selling days in the year ended December 31, 2020, resulting in a per day organic decline of 8.2%. The decline in 2020 is primarily related to the impact of COVID-19 from March 2020 through December 2020 (refer to the "COVID-19 Impact on Our Operations" section above for further details). The increase in other revenue of 5.9% was primarily driven by a $34 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Cost of Goods Sold. Cost of goods sold decreased to 60.5% of revenue in the year ended December 31, 2020 from 61.2% of revenue in the year ended December 31, 2019. Cost of goods sold decreased 0.6% and 0.5% in our North America and Europe segments, respectively, partially offset by a 0.3% increase in cost of goods sold attributable to mix. The mix impact was a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher margin North America segment made up a smaller percentage of the consolidated results, causing an unfavorable effect on the gross margin percentage. For the year ended December 31, 2020, we recorded inventory write downs related to restructuring plans of $5 million and $3 million in our North America and Europe segments, respectively. For the year ended December 31, 2019, we recorded inventory write downs of $21 million, principally due to our Europe segment related to U.K. branch consolidation and brand rationalization initiated as part of our restructuring plans. The lower inventory write downs in the year ended December 31, 2020 compared to the prior year period resulted in a favorable impact on cost of goods sold of 0.1%. Our restructuring plans are described in Note 6, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue decreased to 28.1% in the year ended December 31, 2020 compared to 28.6% in the year ended December 31, 2019. SG&A expenses decreased over the prior year period as a result of (i) a decrease of 0.5% in our North America segment and (ii) a 0.2% decrease in SG&A expenses attributable to mix, partially offset by (iii) an increase of 0.3% in our Europe segment. The mix impact was a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher SG&A expense percentage for the North America segment made up a smaller percentage of the consolidated results, which had a favorable effect on the SG&A expense percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2020		2019		Change
Restructuring expenses	$58,204	(1)	$34,832	(2)	$23,372
Acquisition related expenses	7,959	(3)	2,147	(4)	5,812
Total restructuring and acquisition related expenses	$66,163		$36,979		$29,184
(1)Restructuring expenses for the year ended December 31, 2020 consisted of (i) $42 million related to our 2020 global restructuring program, (ii) $9 million related to integration costs from acquisitions, and (iii) $7 million related to our 2019 global restructuring program.
(2)    Restructuring expenses for the year ended December 31, 2019 primarily consisted of $20 million related to our 2019 global restructuring program and $14 million related to integration costs from acquisitions.
(3)    Acquisition related expenses for the year ended December 31, 2020 primarily consisted of an $8 million adjustment for the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.
(4)    Acquisition related expenses for the year ended December 31, 2019 included costs primarily related to the acquisition of an immaterial wholesale business in Europe.
    See Note 6, "Restructuring and Acquisition Related Expenses" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.
Loss on Disposal of Businesses and Impairment of Net Assets Held for Sale. For the year ended December 31, 2020, we recorded a net loss on the disposal of businesses and impairment charges on net assets held for sale totaling $3 million, compared to $47 million of net impairment charges on net assets held for sale for the year ended December 31, 2019 primarily attributable to our North America segment. See "Net Assets Held for Sale" in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the net loss on disposals and impairment charges.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	Change
Depreciation	$153,027	$150,649	$2,378	(1)
Amortization	119,265	140,121	(20,856)	(2)
Total depreciation and amortization	$272,292	$290,770	$(18,478)
(1)Depreciation expense increased by $2 million, primarily due to capital expenditures in our North America segment.
(2)The decrease in amortization expense primarily reflected decreases of $17 million and $6 million related to the customer relationship intangible assets recorded upon our acquisitions of Stahlgruber and Rhiag, respectively, as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the year ended December 31, 2020 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the year ended December 31, 2019	$105,621
(Decrease) increase due to:
Interest expense	(34,720)	(1)
Loss/gain on debt extinguishment	12,879	(2)
Interest income and other expense (income), net	16,802	(3)
Net decrease	(5,039)
Other expense, net for the year ended December 31, 2020	$100,582
(1)The decrease in interest is primarily related to (i) a $32 million decrease resulting from lower outstanding debt during the year ended December 31, 2020 compared to the prior year period, and (ii) a $4 million decrease from lower interest rates on borrowings under our senior secured credit agreement compared to the prior year period, partially offset by (iii) a $2 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the year ended December 31, 2020 compared to the prior year period.
(2)In January 2020, we recorded a loss on debt extinguishment of $13 million related to the redemption of the U.S. Notes (2023) due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
(3)The decrease in interest income and other expense (income), net primarily consisted of (i) a $12 million non-recurring gain related to resolution of an acquisition related matter in the fourth quarter of 2019, (ii) pension settlement losses of $6 million related to our primary defined benefit plan in the U.S. (the "U.S. Plan") in 2020, and (iii) several individually immaterial factors that decreased interest income and other expense (income), net by $4 million in the aggregate in 2020, partially offset by (iv) a $6 million increase in insurance settlement proceeds compared to the prior year period, primarily due to our North America segment.
Provision for Income Taxes. Our effective income tax rate for the year ended December 31, 2020 was 28.2%, compared to 27.2% for the comparable prior year period. Primary factors in the increase include valuation allowances on the tax benefit of net operating losses in certain jurisdictions where realization is uncertain and shifts in the geographic blend of international earnings. Net discrete items in both years were immaterial to the effective tax rate. See Note 15, "Income Taxes" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings (losses) of unconsolidated subsidiaries for the year ended December 31, 2020 primarily related to our investment in Mekonomen. During the first quarter of 2019, we recorded a $40 million other-than-temporary impairment related to our investment in Mekonomen. There were no impairment charges for Mekonomen in 2020. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the impairment charge.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the year ended December 31, 2019, the euro and pound sterling rates used to translate the 2020 statements of income increased by 2.0% and 0.6%, respectively, and the year to date average rates for the Canadian dollar and Czech koruna decreased by 1.0% and 0.9%, respectively. The unfavorable impact of realized and unrealized currency gains and losses for the year ended December 31, 2020 resulted in a $0.01 negative effect on diluted earnings per share relative to the prior year.
Net Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net income attributable to continuing noncontrolling interest for the year ended December 31, 2020 decreased $1 million compared to the year ended December 31, 2019 primarily due to the noncontrolling interest of subsidiaries acquired in connection with the Stahlgruber acquisition. Net income attributable to discontinued noncontrolling interest was immaterial and $1 million for the years ended December 31, 2020 and 2019, respectively, and related to the Stahlgruber Czech Republic wholesale business. See Note 3, "Discontinued Operations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on this business.

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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2020	% of Total Segment Revenue	2019	% of Total Segment Revenue
Third Party Revenue
North America	$4,631,306		$5,208,589
Europe	5,492,184		5,838,124
Specialty	1,505,340		1,459,396
Total third party revenue	$11,628,830		$12,506,109
Total Revenue
North America	$4,632,339		$5,209,294
Europe	5,492,184		5,838,124
Specialty	1,508,995		1,464,042
Eliminations	(4,688)		(5,351)
Total revenue	$11,628,830		$12,506,109
Segment EBITDA
North America	$778,504	16.8%	$712,957	13.7%
Europe	427,582	7.8%	454,220	7.8%
Specialty	162,673	10.8%	161,184	11.0%
The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among our segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income attributable to LKQ stockholders excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense. See Note 16, "Segment and Geographic Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to net income.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2020	2019	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$3,988,214	$4,600,903	(12.9)%	(1)	(0.3)%	(0.1)%	(13.3)%
Other revenue	643,092	607,686	5.5%	(2)	0.4%	(0.0)%	5.8%
Total third party revenue	$4,631,306	$5,208,589	(10.8)%		(0.2)%	(0.1)%	(11.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined despite one additional selling day in the year ended December 31, 2020 compared to the prior year period. On a per day basis, organic revenue declined 13.3%. The organic decline was impacted by collision and liability repairable auto claims, which, according to data from CCC, were 26.0% lower for the year ended December 31, 2020 compared to the prior year period. This decrease in claims activity was primarily due to the COVID-19 pandemic and had an adverse impact on sales volumes in our wholesale operations. The volume decline in collision parts was partially offset by an outperformance of the claims trend attributable to share gains, mechanical part sales and self service parts sales and admissions. Prior to the pandemic, parts and services organic revenue in North America was slightly less than the same period in the prior year, declining 1.1% through February 2020, principally due to (i) the termination in the fourth quarter of 2019 of an agreement signed in December 2017 for the distribution of batteries which had an unfavorable impact of 0.8% through February 2020 compared to the prior year period, and, (ii) to a lesser extent, milder winter weather conditions compared to the prior year period. During the period of March 2020 through December 2020, parts and services organic revenue declined 15.6% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic (collision and liability repairable auto claims were down approximately 41.7%, 24.4%, and 27.2% in the second, third, and fourth quarters of 2020, respectively, according to data from CCC). Going into the first quarter of 2021, we anticipate downward pressures on aftermarket fill rates due to continued ocean freight delays, which in turn may adversely impact sales.
(2)The $33 million year over year organic increase in other revenue is primarily related to a $106 million increase in revenue from precious metals (platinum, palladium and rhodium) primarily due to higher prices compared to the prior year, partially offset by (i) a $46 million decrease in revenue from other scrap metals (e.g. aluminum) and fluids due to lower volumes, (ii) an $18 million decrease in revenue from scrap steel due to lower prices and volumes, and (iii) a decrease in core revenue of $9 million due to lower volumes. The volume declines in other revenue were due to lower purchase volumes and throughput in our salvage and self service operations as a result of the COVID-19 pandemic.
(3)Acquisition related growth for the year ended December 31, 2020 reflected revenue from our acquisition of three wholesale businesses and one self service business since the beginning of 2019 through the one-year anniversary of the acquisitions. Reduced revenue as a result of the disposal of our aviation business in the third quarter of 2019 more than offset the acquisition growth during this period.
Segment EBITDA. Segment EBITDA increased $66 million, or 9.2%, in the year ended December 31, 2020, including the impact of one additional selling day compared to the prior year period. The adverse impact of the COVID-19 pandemic on sales volumes in our wholesale operations had a significant unfavorable impact on Segment EBITDA. This adverse impact was more than offset in part due to operational efficiency and rightsizing actions and higher revenue from precious metals. Net sequential increases in scrap steel prices in our salvage and self service operations had a $16 million favorable impact on North America Segment EBITDA during the year ended December 31, 2020, compared to a $23 million unfavorable impact during the year ended December 31, 2019 resulting from net sequential decreases in scrap steel prices. This favorable impact for the year ended December 31, 2020 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2019	13.7%
Increase due to:
Change in gross margin	1.7%	(1)
Change in segment operating expenses	1.3%	(2)
Segment EBITDA for the year ended December 31, 2020	16.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflected favorable impacts of 1.2% from our wholesale operations and 0.4% from our self service operations. Despite the adverse impact of the COVID-19 pandemic on sales volumes in our wholesale operations, wholesale gross margin was favorable primarily due to the positive impact of cost reductions from operational efficiency and rightsizing actions, higher prices of precious metals and scrap steel, and improved return rates compared to the prior year period. The increase in self service gross margin was primarily attributable to higher prices of precious metals as well as sequential increases in scrap steel prices. We expect downward pressure on our salvage and self service margins going into 2021 as purchase costs increased in the second half of 2020 due to the reduced availability of cars for purchase reflecting the impact of the COVID-19 pandemic. We plan to continue to address this downward pressure through price adjustments and further operational efficiencies. We expect commodity prices to have a favorable impact on margin, at least in the short-term, as precious metals and scrap prices hold or improve from recent levels.
(2)    The decrease in segment operating expense as a percentage of revenue, despite the deleveraging impact of the organic revenue parts and services revenue decline of 13.3% compared to the prior year, on a per day basis, reflects (i) a favorable impact of 1.6% from personnel expenses related to permanent and temporary headcount reductions, reduced hours, limitations on travel and government grants in Canada and (ii) a 0.2% favorable impact from vehicle and fuel expenses due to fuel usage and prices. The impact was partially offset by a negative leverage effect of 0.5% from facility expenses, which are largely fixed. As the market recovers and volumes increase, we expect to bring back necessary resources to support our operations; however, we expect that permanent actions taken this year will provide a long-term favorable impact for the segment.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2020	2019	Organic (1)	Acquisition and Divestiture(2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$5,470,159	$5,817,547	(6.1)%	(0.9)%	1.1%	(6.0)%
Other revenue	22,025	20,577	5.4%	(0.0)%	1.6%	7.0%
Total third party revenue	$5,492,184	$5,838,124	(6.0)%	(0.9)%	1.1%	(5.9)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The parts and services organic revenue decrease for the year ended December 31, 2020 was partially offset by having two additional selling days in 2020 compared to the year ended December 31, 2019. On a per day basis, organic parts and services revenue decreased 6.9%, mainly driven by the COVID-19 pandemic disruptions in all of our European operations. Prior to the pandemic, organic revenue in Europe had increased 0.3% through February, principally driven by the Central and Eastern European region, and to a lesser extent, Germany. During the period of March 2020 through December 2020, organic revenue declined 8.3% on a per day basis compared to the prior year period primarily due to volume effects caused by the COVID-19 pandemic. Germany and the Netherlands have been recovering at a faster rate, with the recovery in Italy and the U.K. lagging behind.
(2)Acquisition related growth for the year ended December 31, 2020 reflected revenue from our acquisition of three immaterial wholesale businesses since the beginning of 2019 through the one-year anniversary of the acquisitions. Reduced revenue as a result of the disposals of a non-core telecommunications operation in Germany in the second quarter of 2020 and two smaller disposals during 2020 and a wholesale business in Bulgaria in the third quarter of 2019 more than offset the acquisition growth.
(3)Compared to the prior year, exchange rates increased our revenue growth by $62 million, or 1.1%, primarily due to the weaker U.S. dollar against the euro and pound sterling during the year ended December 31, 2020 relative to the prior year period.
Segment EBITDA. Segment EBITDA decreased $27 million, or 5.9%, for the year ended December 31, 2020 compared to the prior year period. Our Europe Segment EBITDA included a positive year over year impact of $6 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during the year ended December 31, 2019. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA decreased by $32 million, or 7.1%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the year ended December 31, 2020.

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2019	7.8%
Increase (decrease) due to:
Change in gross margin	0.5%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%
Segment EBITDA for the year ended December 31, 2020	7.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin was primarily attributable to favorable impacts of (i) 0.2% across almost all our operations principally as a result of margin improvement initiatives supporting the pursuit of profitable revenue growth and (ii) 0.2% from the disposal of a non-core telecommunications operation in Germany in the second quarter of 2020.
(2)    The increase in segment operating expenses as a percentage of revenue reflects unfavorable impacts of (i) 0.2% from bad debt expense due to the downturn in economic conditions caused by the COVID-19 pandemic, (ii) 0.2% in transformation expenses related to the 1 LKQ Europe program, and (iii) several individually immaterial factors that had an unfavorable impact of 0.4% in the aggregate. These negative impacts were partially mitigated by actions to reduce personnel expense which generated a favorable impact of 0.3%. Despite the deleveraging impact from the third party parts and services organic revenue decline of 6.9% on a per day basis, management was able to utilize government assistance, permanent and temporary headcount reductions, and limited travel expenses to achieve this 0.3% reduction as a percentage of revenue. As the markets recovered from the second quarter low point, volumes increased and government programs ceased, we brought back necessary resources to support our operations; however, we expect that permanent actions taken this year will provide a long-term favorable impact for the segment.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2020	2019	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$1,505,340	$1,459,396	3.0%	0.3%	(0.1)%	3.1%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,505,340	$1,459,396	3.0%	0.3%	(0.1)%	3.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 3.0% for the year ended December 31, 2020 compared to the prior year. On a per day basis, organic revenue increased 2.6%. The organic increase was primarily due to strong demand for recreational vehicle products and high drop ship fulfillment. We believe that organic growth was constrained by the impact of availability issues at certain suppliers that were not able to meet our demand due to the COVID-19 pandemic.
Segment EBITDA. Segment EBITDA increased $1 million, or 0.9%, for the year ended December 31, 2020 compared to the prior year.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2019	11.0%
(Decrease) increase due to:
Change in gross margin	(0.6)%	(1)
Change in segment operating expenses	0.5%	(2)
Segment EBITDA for the year ended December 31, 2020	10.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin primarily reflects unfavorable impacts of (i) 0.7% due to unfavorable product and channel mix for the year ended December 31, 2020 and (ii) 0.4% driven by higher product cost due to lower supplier discounts received in the current year compared to the prior year, partially offset by a favorable impact of (iii) 0.5% due to freight income, reflecting higher shipping and handling fees tied to increased usage of third party carriers (the offsetting delivery cost is a component of freight expense as mentioned below in the operating expenses discussion).
(2)    The decrease in segment operating expenses reflects a favorable impact of (i) 1.2% in personnel costs due to reduced headcount and reduced hours, partially offset by (ii) a 0.5% unfavorable impact in freight, vehicle and fuel expenses due to an increased use of third party freight, and (iii) several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$312,154	$523,020
Total debt (1)	2,896,676	4,072,026
Current maturities (2)	58,810	326,648
Capacity under credit facilities (3)	3,260,000	3,260,000
Availability under credit facilities (3)	2,546,081	1,922,671
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,858,235	2,445,691
(1)     Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $26 million and $30 million as of December 31, 2020 and December 31, 2019, respectively).
(2)     Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of immaterial amounts as of both December 31, 2020 and December 31, 2019).
(3)    Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility. Availability under credit facilities is reduced by our outstanding letters of credit.
We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions, paying down outstanding debt or repurchasing our common stock. As we have pursued acquisitions as part of our historical growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities, senior notes and a receivables securitization facility.

As of December 31, 2020, we had debt outstanding and additional available sources of financing as follows:
•Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($324 million outstanding at December 31, 2020) and $3.15 billion in revolving credit ($643 million outstanding at December 31, 2020), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $71 million of amounts outstanding under letters of credit
•Euro Notes (2024) totaling $611 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2026/28) totaling $1.2 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate
•Receivables securitization facility with availability up to $110 million (no outstanding balance as of December 31, 2020), maturing in November 2021 and bearing interest at variable commercial paper rates
As of December 31, 2020, we had approximately $2.5 billion available under our credit facilities. Combined with $312 million of cash and cash equivalents at December 31, 2020, we had approximately $2.9 billion in available liquidity, an increase of $413 million from our available liquidity as of December 31, 2019.
We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. To support our liquidity position during the COVID-19 pandemic, we focused on preserving cash during the expected period of reduced demand. Our action plan to strengthen our liquidity position included a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax deferrals, and suspension of our share buyback program, in addition to the cost saving measures discussed in the "COVID-19 Impact on Our Operations" section above. Given our success in strengthening our liquidity position as of September 30, 2020, we recommenced our share buyback program during the fourth quarter of 2020. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the COVID-19 pandemic are reasonably likely to materially affect our liquidity and capital resources negatively in the future.
With $2.9 billion of total liquidity as of December 31, 2020 and $59 million of current maturities, we have access to funds to meet our near term commitments even if the pandemic effect extends longer than our current expectations. We have a surplus of current assets over current liabilities, which further reduces the risk of short term cash shortfalls.
Our capital preservation plans delivered the desired results as we repaid approximately $327 million in borrowings from free cash flows generated in the fourth quarter as well as cash on hand and overall in 2020 repaid approximately $1.4 billion in borrowings. Our total liquidity has increased by $997 million since March 31, 2020, which we believe puts us in position to manage through the pandemic.
Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of December 31, 2020):

	Covenant Level	Ratio Achieved as of December 31, 2020
Maximum net leverage ratio	5.00:1.00	1.9
Minimum interest coverage ratio	3.00:1.00	14.6
The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
We amended our senior secured credit facility in June 2020 to increase the maximum net leverage ratio effective with our compliance certificate filed with respect to the second quarter of 2020; refer to "Senior Secured Credit Agreement" in Note 10, "Long-Term Obligations" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information on the June 2020 amendment. We entered into the amendment out of an abundance of caution to reduce the risk of breaching the net leverage covenant if the pandemic had a severe and extended effect on profitability. Our internal models from the first quarter of 2020 suggested that we would be able to meet our payment obligations during the pandemic, but there was a risk that we might exceed the maximum 4.0x net leverage ratio in the event a severe downside scenario developed. With the amendment and the better than forecasted performance since the pandemic began, we believe that we have significantly reduced the risk of a covenant breach, including by reducing our net leverage ratio further in the third and fourth quarters of 2020 relative to the second quarter.
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
From time to time, we may undertake financing transactions to increase our available liquidity, such as (i) our November 2018 amendment to our senior secured credit facility and (ii) the issuance of the Euro Notes (2026/28) in April 2018 related to the Stahlgruber acquisition. Given the long-term nature of our investment in Stahlgruber, combined with favorable interest rates, we decided to fund the acquisition primarily through long-term, fixed rate notes. We believe this approach provides financial flexibility to execute our long-term growth strategy while maintaining availability under our revolver. If we see an attractive acquisition opportunity, we have the ability to use our revolver to move quickly and have certainty of funding up to the amount of our then-available liquidity. In January 2020, we redeemed our U.S. Notes (2023) to eliminate higher cost debt with lower interest rate borrowings on our credit facilities and cash on hand.
Beginning in 2019, a number of our European suppliers began participating in a supply chain financing initiative in select countries under which they may sell their accounts receivable to the participating financial institutions, allowing us to extend payment terms which in turn improves our operating cash flows. The initiative allows our suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. We expect more suppliers will begin participating in our European supply chain financing initiative in 2021. Financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. The initiative is at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions did not continue to purchase receivables from our suppliers under the initiative, the participating vendors may have a need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the initiative to the participating financial institutions are recorded within Accounts payable in our Consolidated Balance Sheets.
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate that is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, we hold currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 11, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at December 31, 2020 was 1.7%. Including our senior notes, our overall weighted average interest rate on borrowings was 3.1% at December 31, 2020.
After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR. At this time, no consensus exists as to which reference rate or rates may become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a group of market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to LIBOR. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. Outstanding debt under our Credit Agreement, which constitutes the most significant of our LIBOR-based debt obligations, contains provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternative rate of interest. We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates, such as the SOFR, will have a material impact on our results of operations, financial position or liquidity.

Cash interest payments were $107 million for the year ended December 31, 2020, including $64 million in semi-annual interest payments on our Euro Notes (2024) and Euro Notes (2026/2028). Interest payments on our Euro Notes (2024) and Euro Notes (2026/2028) are made in April and October.
We had outstanding credit agreement borrowings of $967 million and $1.6 billion at December 31, 2020 and December 31, 2019, respectively. Of these amounts, $18 million was classified as current maturities at December 31, 2020 and 2019, respectively.
The scheduled maturities of long-term obligations outstanding at December 31, 2020 are as follows (in thousands):

Years ending December 31:
2021 (1)	$58,810
2022	32,757
2023	25,737
2024	1,532,638
2025	7,104
Thereafter	1,239,630
Total debt (2)	$2,896,676
(1)     Maturities of long-term obligations due by December 31, 2021 includes $24 million of short-term debt that may be extended beyond the current due date.
(2)     The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $26 million as of December 31, 2020).
Our credit agreement contains customary covenants that impose limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of December 31, 2020.
As of December 31, 2020, the Company had cash and cash equivalents of $312 million, of which $275 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax and the GILTI regime. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change (1)
North America	$1,033,500	$1,372,600	$(339,100)
Europe	3,503,300	3,966,000	(462,700)	(2)
Specialty	1,056,200	1,107,200	(51,000)
Total	$5,593,000	$6,445,800	$(852,800)
(1)Inventory purchases across all segments have decreased due to a slowdown in procurement beginning in March 2020 as a response to the COVID-19 pandemic.
(2)The decrease in inventory purchases in our Europe segment was partially offset by an increase of $71 million attributable to the increase in the value of the euro, and to a lesser extent, the pound sterling, in the year ended December 31, 2020 compared to the prior year period.

The following table sets forth a summary of our global wholesale salvage and self service procurement of vehicles for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	% Change
North America wholesale salvage cars and trucks	230	309	(25.6)%
Europe wholesale salvage cars and trucks	24	25	(4.0)%
Self service and "crush only" cars	574	591	(2.9)%
Salvage purchases decreased relative to the prior year as we reduced buying to reflect lower demand during the COVID-19 pandemic. Purchasing began to increase as the second quarter progressed and revenue increased and continued to increase through the fourth quarter. Self service vehicle purchases declined due to supply constraints as certain outlets, such as city impound lots, were unavailable for a portion of the year and individuals held onto vehicles longer during the lockdown measures. Purchases increased towards the end of June 2020 and continued to increase through the end of the fourth quarter.
We expect to continue to increase inventory purchases in the first quarter of 2021 to support the service and fill rate requirements of our businesses based on the revenue trend and expectations for 2021, including normal seasonality as we continue into winter. However, we expect to be able to operate effectively at a lower inventory balance than at the end of 2019.
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the year ended December 31, 2019	$1,064
Increase (decrease) due to:
Operating income	89	(1)
Non-cash depreciation and amortization expense	(15)
Loss/gain on disposal of businesses and impairment of net assets held for sale	(44)	(2)
Cash paid for taxes	(67)	(3)
Cash paid for interest	36
Working capital accounts: (4)
Receivables, net	67
Inventories	418
Accounts payable	(68)
Other operating activities	(36)	(5)
Net cash provided by operating activities for the year ended December 31, 2020	$1,444
(1)    Refer to the Results of Operations – Consolidated section for further information on the increase in operating income.
(2)    Refer to "Net Assets Held for Sale" in Note 4, "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information on the net impairment activity recorded for the years ended December 31, 2020 and December 31, 2019.
(3)    Cash payments related to income taxes increased for U.S. federal and state income taxes due to (i) $94 million increase in income from continuing operations before income taxes, (ii) tax payment benefits from the loss on disposal of our aviation business in 2019, and (iii) 2018 overpayment credits carried forward into 2019.
(4)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
    Receivables, net was a $67 million greater inflow in 2020 primarily due to greater cash conversion of accounts receivable balances in the year 2020 in the Europe segment (of $60 million) and the North America segment (of $38 million) and the lower revenues due to the COVID-19 pandemic. The inflows in North America and Europe were partially offset by outflows for the Specialty segment (of $31 million) as a result of increased revenues in the fourth quarter of 2020.

    Inventories represented $418 million in incremental cash inflows in the year 2020 as a result of inventory decreases in the (i) Europe segment of $167 million, (ii) North America segment of $141 million, and (iii) Specialty segment of $110 million, due to a slowdown in inventory purchases starting in March 2020 due to the COVID-19 pandemic as we aligned our inventory balances to the projected demand.
    Accounts payable produced $68 million in higher cash outflows primarily due to lower accounts payable balances in the North America segment (of $259 million) and the Specialty segment (of $8 million) compared to the prior year period, as a result of a slowdown in inventory purchases due to the COVID-19 pandemic, partially offset by cash inflows for the Europe segment (of $199 million) primarily due to benefits from both improved payment terms and our supply chain financing initiative.
(5)    Cash flows from other operating activities decreased $18 million as a result of the timing of value added tax payables payments compared to the prior year. The remaining amount reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $166 million and $265 million for the years ended December 31, 2020 and 2019, respectively. Property, plant and equipment purchases were $173 million in 2020 compared to $266 million in the prior year. The period over period decrease in cash outflows for purchases of property, plant and equipment was due to decreased capital spending across our businesses as a result of the COVID-19 pandemic. We invested $7 million of cash, net of cash acquired, in business acquisitions during the year ended December 31, 2020 compared to $27 million during the year ended December 31, 2019. We received $22 million of net proceeds from divestitures of businesses held for sale and property, plant and equipment during the year ended December 31, 2020 compared to $35 million in the prior year period.
The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$1,443,870	$1,064,033
Less: purchases of property, plant and equipment	172,695	265,730
Free cash flow	$1,271,175	$798,303
Net cash used in financing activities totaled $1.5 billion and $601 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, net repayments of our borrowings totaled $1.4 billion compared to $301 million during the year ended December 31, 2019. The period over period increase in net repayments of our borrowings includes the $600 million repayment of our U.S. Notes (2023) in January 2020. We repurchased $117 million of our common stock in the year ended December 31, 2020, compared to $292 million in the year ended December 31, 2019.
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
As of December 31, 2020, there were letters of credit outstanding in the aggregate amount of $71 million.
We guarantee the residual values for the majority of our leased vehicles. Had we terminated all of our operating leases subject to these guarantees at December 31, 2020, our portion of the guaranteed residual value would have totaled approximately $63 million. See Note 13, "Leases" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on leases.
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
The following table represents our future commitments under contractual obligations as of December 31, 2020 (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Long-term debt (1)	$3,275.6	$140.5	$225.8	$1,628.5	$1,280.8
Finance lease obligations (2)	69.0	13.1	19.3	12.2	24.4
Operating leases (3)	1,877.5	298.1	473.4	328.8	777.2
Purchase obligations (4)	831.8	831.8	—	—	—
Other long-term obligations (5)	258.2	128.5	94.7	30.0	5.0
Total	$6,312.1	$1,412.0	$813.2	$1,999.5	$2,087.4
(1)     Our long-term debt under contractual obligations above includes interest of $436 million on the balances outstanding as of December 31, 2020. The long-term debt balance excludes debt issuance costs, as these expenses have already been paid. Interest on our senior notes, notes payable, and other long-term debt is calculated based on the respective stated rates. Interest on our variable rate credit facilities is calculated based on the weighted average rates, including the impact of interest rate swaps through their respective expiration dates, in effect for each tranche of borrowings as of December 31, 2020. Future estimated interest expense for the next year, one to three years, and three to five years is $94 million, $185 million and $100 million, respectively. Estimated interest expense beyond five years is $57 million.
(2)     Interest on finance lease obligations of $12 million is included based on incremental borrowing or implied rates. Future estimated interest expense for the next year, one to three years, and three to five years is $1 million, $1 million and $1 million, respectively. Estimated interest expense beyond five years is $9 million.
(3)     The operating lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. Also, we have excluded future minimum lease payments for leases that have been signed but have not commenced as of December 31, 2020.
(4)    Our purchase obligations include open purchase orders for aftermarket inventory.
(5)    Our other long-term obligations consist of (i) estimated payments for our self-insurance reserves of $98 million, (ii) outstanding estimated payments of $32 million on the repatriation of earnings as a result of the Tax Act, (iii) $30 million of social security tax deferrals related to COVID-19 relief, (iv) a total of $5 million of guaranteed dividend payments to be made in quarterly installments through January 2024 to the minority shareholder of a subsidiary acquired in connection with the Stahlgruber acquisition, and (v) $93 million representing primarily other asset purchase commitments and payments for deferred compensation plans.
The table above excludes amounts related to our defined benefit pension plans. As of December 31, 2020, the projected benefit obligation for our defined benefit pension plans was $212 million, and the fair value of the related plan assets was $59 million. Total expected contributions to our pension plans, including amounts that we expect to pay in benefits directly to participants, are $4 million for the year ended December 31, 2021. Benefit payments for our funded plans will be made from plan assets, whereas benefit payments for our unfunded plans are made from cash flows from operating activities. See Note 14, "Employee Benefit Plans" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to our pension plans, including information related to expected benefit payments for the next 10 years and the plan assets available to satisfy those benefit payments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates; and
•commodity prices.

Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 50.5% and 50.3% of our revenue during the years ended December 31, 2020 and 2019, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.1% change in our consolidated revenue and a 2.6% change in our operating income for the year ended December 31, 2020. See our Results of Operations discussion in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2020 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated financing transactions, we may hedge the exposure through the use of foreign currency forward contracts. As of December 31, 2020, we held short term foreign currency forward contracts with notional amounts of €142 million, £75 million and SEK 227 million. Only the SEK denominated foreign currency forward contract was designated as a cash flow hedge; the fair value was a liability of $1 million as of December 31, 2020. In February 2021, we entered into a short term foreign currency forward contract for $250 million to mitigate our exposure to non-functional currency borrowings in our European operations. We currently expect to enter into a similar instrument when this one matures in the first quarter of 2021. The values of these contracts are subject to changes in foreign currency exchange rates.
Other than with respect to a portion of our foreign currency denominated inventory purchases and certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of December 31, 2020, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €1.0 billion under our Euro Notes (2026/28); we had no foreign borrowings under our revolving credit facilities. As of December 31, 2019, we had outstanding borrowings of €500 million under our Euro Notes (2024), €1.0 billion under our Euro Notes (2026/28), and £208 million, €229 million, CAD $130 million, and SEK 270 million under our revolving credit facilities.
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
As of December 31, 2020, we held interest rate swap contracts with a total notional amount of $480 million, maturing in January 2021 and June 2021 ($150 million remains outstanding as of the filing date of this Annual Report on Form 10-K). All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; Citizens, N.A.; HSBC Bank USA, N.A.; and Banco Bilbao Vizcaya Argentaria, S.A.). As of December 31, 2020, the fair value of the interest rate swap contracts was a liability of $1 million. The values of such contracts are subject to changes in interest rates.
In addition to these interest rate swaps, as of December 31, 2020, we held cross currency swap agreements for a total notional amount of  €340 million with maturity dates in January 2021. These cross currency swaps contain an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps are intended to reduce uncertainty in cash flows in U.S. dollars and euros in connection with intercompany financing arrangements. The cross currency swaps were also executed with banks we believe are creditworthy (Wells Fargo Bank, N.A.; Bank of America, N.A.; and MUFG Bank, Ltd. ("MUFG")). As of December 31, 2020,

the fair value of our cross currency swaps was a liability of $56 million. The values of these contracts are subject to changes in interest rates and foreign currency exchange rates.
In total, we had 87% (16% excluding the cash flow hedges that matured in January 2021) of our variable rate debt under our credit facilities at fixed rates at December 31, 2020 compared to 59% at December 31, 2019. See Note 10, "Long-Term Obligations" and Note 11, "Derivative Instruments and Hedging Activities" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
At December 31, 2020, we had approximately $128 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $1 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals such as platinum, palladium and rhodium). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for 2020 was relatively flat compared to the average for 2019.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 13 to the financial statements, the Company changed its method of accounting for leases in 2019 due to adoption of ASC 842, Leases.
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
Goodwill Impairment Assessment – Refer to Note 4 to the financial statements.
Critical Audit Matter Description
The Company’s interim and annual evaluations of goodwill for impairment involve the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a discounted cash flow model and the market approach, which require management to make significant estimates and assumptions.  The goodwill balance subject to the impairment assessments was $4.6 billion as of December 31, 2020, and is allocated to four reporting units.
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
· We tested the effectiveness of controls over the goodwill impairment assessments, including those over the forecasts and the selection of the discount rates and market multiples.
· We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
· We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) analyst and industry reports of the Company and companies in its peer group, and (4) forecasts used in the preceding impairment assessments.
· With the assistance of our fair value specialists, we evaluated the discount rates, including (1) testing the underlying source information and the mathematical accuracy of the calculations, (2) developing a range of independent estimates and comparing those to the discount rates used by management, and (3) comparing the discount rates used by management to those used in the preceding impairment assessments.
· With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline public companies and the multiples used in the preceding impairment assessments.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 25, 2021

We have served as the Company's auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 25, 2021

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$11,628,830	$12,506,109	$11,876,674
Cost of goods sold	7,035,559	7,654,315	7,301,817
Gross margin	4,593,271	4,851,794	4,574,857
Selling, general and administrative expenses	3,266,065	3,580,300	3,352,731
Restructuring and acquisition related expenses	66,163	36,979	32,428
Loss on disposal of businesses and impairment of net assets held for sale and goodwill	3,174	47,102	33,244
Depreciation and amortization	272,292	290,770	274,213
Operating income	985,577	896,643	882,241
Other expense (income):
Interest expense	103,784	138,504	146,377
Loss (gain) on debt extinguishment	12,751	(128)	1,350
Interest income and other income, net	(15,953)	(32,755)	(8,917)
Total other expense, net	100,582	105,621	138,810
Income from continuing operations before provision for income taxes	884,995	791,022	743,431
Provision for income taxes	249,498	215,330	191,395
Equity in earnings (losses) of unconsolidated subsidiaries	5,012	(32,277)	(64,471)
Income from continuing operations	640,509	543,415	487,565
Net (loss) income from discontinued operations	(95)	1,619	(4,397)
Net income	640,414	545,034	483,168
Less: net income attributable to continuing noncontrolling interest	1,888	2,800	3,050
Less: net income attributable to discontinued noncontrolling interest	103	974	—
Net income attributable to LKQ stockholders	$638,423	$541,260	$480,118

Basic earnings per share: (1)
Income from continuing operations	$2.10	$1.75	$1.55
Net (loss) income from discontinued operations	(0.00)	0.01	(0.01)
Net income	2.10	1.76	1.54
Less: net income attributable to continuing noncontrolling interest	0.01	0.01	0.01
Less: net income attributable to discontinued noncontrolling interest	0.00	0.00	—
Net income attributable to LKQ stockholders	$2.10	$1.75	$1.53

Diluted earnings per share: (1)
Income from continuing operations	$2.10	$1.75	$1.54
Net (loss) income from discontinued operations	(0.00)	0.01	(0.01)
Net income	2.10	1.75	1.53
Less: net income attributable to continuing noncontrolling interest	0.01	0.01	0.01
Less: net income attributable to discontinued noncontrolling interest	0.00	0.00	—
Net income attributable to LKQ stockholders	$2.09	$1.74	$1.52
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$640,414	$545,034	$483,168
Less: net income attributable to continuing noncontrolling interest	1,888	2,800	3,050
Less: net income attributable to discontinued noncontrolling interest	103	974	—
Net income attributable to LKQ stockholders	638,423	541,260	480,118

Other comprehensive income (loss):
Foreign currency translation, net of tax	113,767	6,704	(108,523)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(6,326)	(9,016)	350
Net change in unrealized gains/losses on pension plans, net of tax	(1,033)	(23,859)	697
Other comprehensive (loss) income from unconsolidated subsidiaries	(4,532)	236	(2,343)
Other comprehensive income (loss)	101,876	(25,935)	(109,819)

Comprehensive income	742,290	519,099	373,349
Less: comprehensive income attributable to continuing noncontrolling interest	1,888	2,800	3,050
Less: comprehensive income attributable to discontinued noncontrolling interest	103	974	—
Comprehensive income attributable to LKQ stockholders	$740,299	$515,325	$370,299
The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$312,154	$523,020
Receivables, net	1,073,389	1,131,132
Inventories	2,414,612	2,772,777
Prepaid expenses and other current assets	233,877	260,890
Total current assets	4,034,032	4,687,819
Property, plant and equipment, net	1,248,703	1,234,400
Operating lease assets, net	1,353,124	1,308,511
Intangible assets:
Goodwill	4,591,569	4,406,535
Other intangibles, net	814,219	850,338
Equity method investments	155,224	139,243
Other noncurrent assets	163,662	153,110
Total assets	$12,360,533	$12,779,956
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$932,406	$942,795
Accrued expenses:
Accrued payroll-related liabilities	208,718	179,203
Refund liability	102,148	97,314
Other accrued expenses	334,890	289,683
Other current liabilities	130,021	121,623
Current portion of operating lease liabilities	221,811	221,527
Current portion of long-term obligations	58,497	326,367
Total current liabilities	1,988,491	2,178,512
Long-term operating lease liabilities, excluding current portion	1,197,963	1,137,597
Long-term obligations, excluding current portion	2,812,641	3,715,389
Deferred income taxes	291,421	310,129
Other noncurrent liabilities	374,640	365,672
Commitments and contingencies
Redeemable noncontrolling interest	24,077	24,077
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 320,867,602 shares issued and 303,553,000 shares outstanding at December 31, 2020; 319,927,243 shares issued and 306,731,328 shares outstanding at December 31, 2019	3,208	3,199
Additional paid-in capital	1,444,584	1,418,239
Retained earnings	4,776,040	4,140,136
Accumulated other comprehensive loss	(99,009)	(200,885)
Treasury stock, at cost; 17,314,602 shares at December 31, 2020 and 13,195,915 shares at December 31, 2019	(469,105)	(351,813)
Total Company stockholders' equity	5,655,718	5,008,876
Noncontrolling interest	15,582	39,704
Total stockholders' equity	5,671,300	5,048,580
Total liabilities and stockholders' equity	$12,360,533	$12,779,956
The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$640,414	$545,034	$483,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,497	314,406	294,077
Impairment of equity method investments	—	41,057	70,895
Loss on disposal of businesses and impairment of net assets held for sale and goodwill	3,174	47,102	33,244
Stock-based compensation expense	29,078	27,695	22,760
Loss (gain) on debt extinguishment	12,751	(128)	1,350
Deferred income taxes	(33,827)	7,109	(2,180)
Other	(3,934)	(16,183)	7,116
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	93,588	26,419	241
Inventories	433,072	15,460	(127,153)
Prepaid income taxes/income taxes payable	34,945	25,776	(2,125)
Accounts payable	(64,032)	3,712	(77,621)
Other operating assets and liabilities	(856)	26,574	6,967
Net cash provided by operating activities	1,443,870	1,064,033	710,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(172,695)	(265,730)	(250,027)
Proceeds from disposals of property, plant and equipment	16,750	16,045	27,659
Acquisitions, net of cash and restricted cash acquired	(7,363)	(27,296)	(1,214,995)
Proceeds from disposal of businesses, net of cash sold	5,138	18,469	—
Investments in unconsolidated subsidiaries	(7,717)	(7,594)	(60,300)
Receipts of deferred purchase price on receivables under factoring arrangements	—	—	36,991
Other investing activities, net	—	1,253	1,733
Net cash used in investing activities	(165,887)	(264,853)	(1,458,939)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	(9,498)	—	—
Debt issuance costs	(3,313)	—	(21,128)
Redemption of U.S. Notes (2023)	(600,000)	—	—
Proceeds from issuance of Euro Notes (2026/28)	—	—	1,232,100
Borrowings under revolving credit facilities	841,485	605,708	1,667,325
Repayments under revolving credit facilities	(1,472,920)	(734,471)	(1,528,970)
Repayments under term loans	(17,500)	(8,750)	(354,800)
Borrowings under receivables securitization facility	111,300	36,600	10,120
Repayments under receivables securitization facility	(111,300)	(146,600)	(120)
Payment of notes issued and assumed debt from acquisitions	—	(19,123)	(54,888)
Repayments of other debt, net	(115,609)	(33,922)	(11,730)
Purchase of treasury stock	(117,292)	(291,813)	(60,000)
Other financing activities, net	(17,904)	(8,298)	5,086
Net cash (used in) provided by financing activities	(1,512,551)	(600,669)	882,995
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,865	(904)	(77,311)
Net (decrease) increase in cash, cash equivalents and restricted cash	(222,703)	197,607	57,484
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	528,387	337,250	279,766
Add: Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	6,470	—	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period	534,857	337,250	279,766
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	312,154	534,857	337,250
Less: Cash and cash equivalents of discontinued operations, end of period	—	6,470	—
Cash, cash equivalents and restricted cash, end of period	$312,154	$528,387	$337,250

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended
	December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$312,154	$523,020	$331,761
Restricted cash included in Other noncurrent assets	—	5,367	5,489
Cash, cash equivalents and restricted cash, end of period	$312,154	$528,387	$337,250

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$248,083	$181,306	$200,098
Interest	106,866	143,121	137,866
Supplemental disclosure of noncash investing and financing activities:
Stock issued in acquisitions	$—	$—	$251,334
Noncash property, plant and equipment and software intangible additions in accounts payable and other accrued expenses	18,841	10,154	16,518
Notes payable and other financing obligations, including notes issued, debt assumed and settlement of pre-existing balances in connection with business acquisitions and disposals	4,316	47,887	105,566
Notes receivable and contingent consideration receivable acquired in connection with disposal of businesses	8,990	—	—
Trade and note receivables forgiven and assets held for sale sold with purchase of noncontrolling interest	6,079	—	—
Notes issued in connection with purchase of noncontrolling interest	—	14,196	—
Contingent consideration liabilities	3,045	6,627	3,107

The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2018	309,127	$3,091	—	$—	$1,141,451	$3,124,103	$(70,476)	$8,484	$4,206,653
Net income	—	—	—	—	—	480,118	—	3,050	483,168
Other comprehensive loss	—	—	—	—	—	—	(109,819)	—	(109,819)
Stock issued in acquisitions	8,056	81	—	—	251,253	—	—	—	251,334
Purchase of treasury stock	—	—	(2,272)	(60,000)	—	—	—	—	(60,000)
Vesting of restricted stock units, net of shares withheld for employee tax	603	6	—	—	(3,802)	—	—	—	(3,796)
Stock-based compensation expense	—	—	—	—	22,760	—	—	—	22,760
Exercise of stock options	686	7	—	—	5,296	—	—	—	5,303
Tax withholdings related to net share settlements of stock-based compensation awards	(54)	(1)	—	—	(1,770)	—	—	—	(1,771)
Adoption of ASU 2018-02 (see Note 9)	—	—	—	—	—	(5,345)	5,345	—	—
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	810	810
Noncontrolling interests of businesses acquired	—	—	—	—	—	—	—	44,110	44,110
BALANCE, December 31, 2018	318,418	$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752
Net income	—	—	—	—	—	541,260	—	3,774	545,034
Other comprehensive loss	—	—	—	—	—	—	(25,935)	—	(25,935)
Purchase of treasury stock	—	—	(10,924)	(291,813)	—	—	—	—	(291,813)
Vesting of restricted stock units, net of shares withheld for employee tax	719	7	—	—	(2,091)	—	—	—	(2,084)
Stock-based compensation expense	—	—	—	—	27,695	—	—	—	27,695
Exercise of stock options	927	9	—	—	9,046	—	—	—	9,055
Tax withholdings related to net share settlements of stock-based compensation awards	(137)	(1)	—	—	(4,494)	—	—	—	(4,495)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(8,474)	(8,474)
Acquired noncontrolling interest (1)	—	—	—	—	—	—	—	10,365	10,365
Purchase and modification of noncontrolling interests (2)	—	—	—	—	(27,105)	—	—	(22,415)	(49,520)
BALANCE, December 31, 2019	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
The accompanying notes are an integral part of the consolidated financial statements.

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
Net income	—	—	—	—	—	638,423	—	1,991	640,414
Other comprehensive income	—	—	—	—	—	—	101,876	—	101,876
Purchase of treasury stock	—	—	(4,119)	(117,292)	—	—	—	—	(117,292)
Vesting of restricted stock units, net of shares withheld for employee tax	829	8	—	—	(3,063)	—	—	—	(3,055)
Stock-based compensation expense	—	—	—	—	29,078	—	—	—	29,078
Exercise of stock options	112	1	—	—	1,466	—	—	—	1,467
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(3,757)	(3,757)
Adoption of ASU 2016-13 (see Note 4)	—	—	—	—	—	(2,519)	—	—	(2,519)
Disposition of subsidiary with noncontrolling interests(1)	—	—	—	—	—	—	—	(11,404)	(11,404)
Purchase of noncontrolling interests (3)	—	—	—	—	(1,136)	—	—	(10,952)	(12,088)
BALANCE, December, 31, 2020	320,868	$3,208	(17,315)	$(469,105)	$1,444,584	$4,776,040	$(99,009)	$15,582	$5,671,300
(1) The amounts acquired during 2019 and disposed of in 2020 relate to discontinued operations. See Note 2, "Business Combinations," and Note 3, "Discontinued Operations," for further details on the amounts acquired and disposed of, respectively.
(2) The amount recorded in 2019 relates to (i) the purchase of noncontrolling interest unrelated to a business combination, and (ii) the modification of noncontrolling interest shares. Refer to "Stockholders' Equity–Noncontrolling Interest" in Note 4, "Summary of Significant Accounting Policies," for further information.
(3) The amount recorded in 2020 relates to the purchase of noncontrolling interest shares unrelated to a business combination. Refer to "Stockholders' Equity–Noncontrolling Interest" in Note 4, "Summary of Significant Accounting Policies," for further information.
The accompanying notes are an integral part of the consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Business
The financial statements represent the consolidation of LKQ Corporation, a Delaware corporation, and its subsidiaries. LKQ Corporation is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.
We are a leading provider of alternative vehicle collision and mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in Germany, the United Kingdom, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada. In total, we operate approximately 1,600 facilities.
The COVID-19 pandemic and the resulting governmental actions taken to control the virus have impacted, and are expected to continue to impact, our business in 2020 and into 2021. The effects include, but are not limited to, a reduction in demand for our products and services, liquidity challenges for certain of our customers and suppliers, and organizational changes, such as personnel reductions and route consolidation, driven by cost actions to mitigate the actual and expected revenue decline. We have considered COVID-19 impacts in the preparation of our financial statements and footnotes as of and for the year ended December 31, 2020. Specific disclosures are presented in the following footnotes as applicable.
The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic and the related impact on the global economy, which are uncertain and cannot be predicted at this time, but may be material.

Note 2. Business Combinations
During the year ended December 31, 2020, we completed two acquisitions, including one wholesale business in North America and one business in our Specialty segment. These acquisitions were not material to our results of operations or financial position as of and for the year ended December 31, 2020.
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
On May 3, 2018, the European Commission cleared the acquisition of Stahlgruber for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of Stahlgruber’s Czech Republic wholesale business was referred to the Czech Republic competition authority for review. On May 10, 2019, the Czech Republic competition authority approved our acquisition of Stahlgruber’s Czech Republic wholesale business subject to the requirement that we divest certain of the acquired locations. We acquired Stahlgruber’s Czech Republic wholesale business on

May 29, 2019 and decided to divest all of the acquired locations. We recorded a noncontrolling interest of $10 million as part of the acquisition. We immediately classified the business as discontinued operations because the business was never integrated into our Europe segment; see Note 3, "Discontinued Operations" for further information. The Czech Republic wholesale business represented an immaterial portion of Stahlgruber's revenue and profitability. There was no additional consideration beyond the previously remitted amounts for the Stahlgruber transaction required to complete the acquisition of the Czech Republic wholesale business.
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
During the year ended December 31, 2020, the measurement period adjustments recorded for acquisitions completed in prior periods were not material. The income statement effect of these measurement period adjustments that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial.

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
(1)The amounts recorded during the year ended December 31, 2018 include a $5 million adjustment to increase other intangibles related to our Warn acquisition and $4 million of adjustments to reduce other purchase price obligations related to other 2017 acquisitions.
(2)The amount recorded for our acquisition of Stahlgruber includes a $79 million liability for certain pension obligations.
(3)The amounts recorded during the year ended December 31, 2018 are due to the gains on bargain purchases related to (i) an acquisition in Europe completed in the second quarter of 2017 as a result of changes in the acquisition date fair value of the consideration, and (ii) three acquisitions in Europe completed during 2018.
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
The acquisition of Stahlgruber expanded LKQ's geographic presence in continental Europe and serves as an additional strategic hub for our European operations. In addition, the acquisition of Stahlgruber should allow for continued improvement in procurement, logistics and infrastructure optimization. The primary objectives of our other acquisitions made during the years ended December 31, 2020, 2019 and 2018 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths.
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
The following pro forma summary presents the effect of the businesses acquired during the year ended December 31, 2018 as though they had been acquired as of January 1, 2017. The pro forma adjustments are based upon unaudited financial information of the acquired entities (in thousands):

Year Ended December 31,
2018
Revenue, as reported	$11,876,674
Revenue of purchased businesses for the period prior to acquisition:
Stahlgruber	815,405
Other acquisitions	164,133
Pro forma revenue	$12,856,212

Income from continuing operations, as reported (1)	$487,565
Income from continuing operations of purchased businesses for the period prior to acquisition, and pro forma purchase accounting adjustments:
Stahlgruber	17,309
Other acquisitions	6,591
Acquisition related expenses, net of tax (2)	14,524
Pro forma income from continuing operations	525,989
Less: Net income attributable to continuing noncontrolling interest, as reported	3,050
Less: Pro forma net income attributable to noncontrolling interest	2,799
Pro forma income from continuing operations attributable to LKQ stockholders	$520,140
(1)2018 amounts include interest expense for the period from April 9, 2018 through December 31, 2018 recorded on the senior notes issued in connection with our acquisition of Stahlgruber.
(2)Includes expenses related to acquisitions closed in the period and excludes expenses for acquisitions not yet completed.
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

Note 3. Discontinued Operations
Czech Republic
As described in Note 2, "Business Combinations," we classified the acquired Stahlgruber Czech Republic wholesale business as discontinued operations. We completed the sale of Stahlgruber's Czech Republic business on February 28, 2020, resulting in an immaterial loss on sale (presented in Net (loss) income from discontinued operations in the Consolidated Statements of Income). As part of the transaction, we purchased the 48.2% noncontrolling interest from the minority shareholder for a purchase price of €8 million, which included the issuance of €4 million of notes payable, and then immediately thereafter sold 100% of the business for a purchase price of €14 million, which included €7 million of notes receivable. This transaction resulted in a disposition of noncontrolling interest of $11 million. From January 1, 2020 through the date of sale, we recorded an immaterial amount of net income (excluding the loss on sale) from discontinued operations related to the business, of which an immaterial amount was attributable to the noncontrolling interest.
As of December 31, 2019, the assets held for sale, liabilities held for sale, and noncontrolling interest of Stahlgruber's Czech Republic business were recorded within Prepaid expenses and other current assets, Other current liabilities, and Noncontrolling interest, respectively, on the Consolidated Balance Sheets.
Glass Manufacturing Business
On March 1, 2017, LKQ completed the sale of the glass manufacturing business of its PGW subsidiary to a subsidiary of Vitro S.A.B. de C.V. ("Vitro"). During the fourth quarter of 2019, we recorded an immaterial net loss from discontinued operations resulting from a reserve related to a pre-disposition matter and the related deferred tax benefit, and we settled certain tax matters with Vitro, which were recorded as a benefit for income taxes. During the fourth quarter of 2018, we recorded a final current tax expense adjustment of $4 million to the loss on sale as a result of the completion of the tax return reporting the 2017 transaction. The adjustment was primarily attributable to a valuation allowance recognized on the carryforward of a capital loss arising from the sale, the tax benefit of which is not certain to be realized during the carryforward period.
Upon execution of the Stock and Asset Purchase Agreement (the "Vitro Agreement") in December 2016, LKQ concluded that the glass manufacturing business met the criteria to be classified as held for sale in LKQ's consolidated financial statements. In connection with the Vitro Agreement, the Company and Vitro entered into a twelve month Transition Services Agreement commencing on the transaction date with two six-month renewal periods, a three-year Purchase and Supply Agreement, and an Intellectual Property Agreement. The Purchase and Supply Agreement expired in the first quarter of 2020, while the Intellectual Property Agreement has a perpetual term; as of December 31, 2019, the Transition Services Agreement had expired. Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business agreed to source various products from Vitro's glass manufacturing business annually for a three-year period beginning on March 1, 2017. All purchases from Vitro, including those outside of the Purchase and Supply Agreement, for the two months ended February 29, 2020 and the years ended December 31, 2019 and 2018, were $4 million, $30 million and $24 million, respectively.

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand, operating accounts, and deposits readily convertible to known amounts of cash. Restricted cash includes cash for which the Company's ability to withdraw funds at any time is contractually limited. As of December 31, 2019, we had $5 million of restricted cash recorded in Other noncurrent assets on the Consolidated Balance Sheets; there was no restricted cash balance as of December 31, 2020.
Allowance for Credit Losses
Receivables, net are reported net of an allowance for credit losses. During the first quarter of 2020, we adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") (see the Recently Adopted Accounting Pronouncements section below for further details). Prior to the adoption of ASU 2016-13, Receivables, net were reported net of an allowance for doubtful accounts. Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected lifetime credit losses was $70 million at December 31, 2020. Our allowance for doubtful accounts was $53 million at December 31, 2019. Bad debt expense totaled $25 million, $12 million and $14 million for the years ended December 31, 2020, 2019, and 2018, respectively. The increase in our allowance for credit losses since December 31, 2019 is attributable to an increase in expected lifetime losses, primarily attributable to the downturn in the global economy related to the effects of the COVID-19 pandemic, and a $3 million effect of the adoption of ASU 2016-13.
A rollforward of our allowance for credit losses is as follows (in thousands):

Balance as of January 1, 2020	$52,685
Adjustment for adoption of new standard	2,519
Additions, net of recoveries	24,686
Write-offs	(14,024)
Impact of foreign currency	4,065
Balance as of December 31, 2020	$69,931
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
An aftermarket product is a new vehicle product manufactured by a company other than the original equipment manufacturer. For our aftermarket products, excluding our aftermarket automotive glass products, cost is established based on the average price we pay for parts; for our aftermarket automotive glass products inventory, cost is established using the first-in first-out method. Inventory cost for our aftermarket products includes expenses incurred for freight in and overhead costs; for items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished products are parts that require cosmetic repairs, such as wheels, bumper covers and lights; LKQ will apply new parts, products or materials to these parts in order to produce the finished product. Refurbished inventory cost is based upon the average price we pay for cores. The cost of our refurbished inventory also includes expenses incurred for freight in, labor and other overhead costs.

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
Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Aftermarket and refurbished products	$2,025,002	$2,297,895
Salvage and remanufactured products	368,815	447,908
Manufactured products	20,795	26,974
Total inventories	$2,414,612	$2,772,777
    Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of December 31, 2020, manufactured products inventory was composed of $16 million of raw materials, $3 million of work in process, and $2 million of finished goods. As of December 31, 2019, manufactured products inventory was composed of $17 million of raw materials, $3 million of work in process, and $6 million of finished goods.
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
Our estimated useful lives are as follows:

Land improvements	10-20 years
Buildings and improvements	20-40 years
Machinery and equipment	3-20 years
Computer equipment and software	3-10 years
Vehicles and trailers	3-10 years
Furniture and fixtures	5-7 years

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Land and improvements	$200,955	$194,437
Buildings and improvements	415,810	384,918
Machinery and equipment	707,674	679,292
Computer equipment and software	121,859	153,900
Vehicles and trailers	149,922	156,334
Furniture and fixtures	57,082	52,601
Leasehold improvements	314,567	295,534
Finance lease assets	99,061	71,724
	2,066,930	1,988,740
Less—Accumulated depreciation	(895,149)	(807,680)
Construction in progress	76,922	53,340
Total property, plant and equipment, net	$1,248,703	$1,234,400
We record depreciation expense associated with our refurbishing, remanufacturing, manufacturing and furnace operations as well as our distribution centers in Cost of goods sold in the Consolidated Statements of Income. We report depreciation expense resulting from restructuring programs in Restructuring and acquisition related expenses. All other depreciation expense is reported in Depreciation and amortization. Total depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $180 million, $174 million, and $157 million, respectively.
Intangible Assets
Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.
Goodwill is tested for impairment at least annually, and we performed annual impairment tests during the fourth quarters of 2020, 2019 and 2018. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach.
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
Based on the annual goodwill impairment test performed in the fourth quarter of 2020, we determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 30%.
Based on our annual goodwill impairment test in 2018, we determined the carrying value of our Aviation reporting unit exceeded the fair value estimate by more than the carrying value, thus we recorded an impairment charge of $33 million, which represented the total carrying value of goodwill in our Aviation reporting unit (subsequently sold in the third quarter of 2019). The impairment charge was due to a decrease in the fair value estimate from the prior year fair value estimate, primarily driven by a significant deterioration in the outlook for the Aviation reporting unit due to competition, customer financial issues and changing market conditions for the airplane platforms that the business services, which lowered our projected gross margin and related future cash flows. We reported the impairment charge in Loss on disposal of businesses and impairment of net assets held for sale and goodwill in the Consolidated Statements of Income for the year ended December 31, 2018.
We review indefinite-lived intangible assets for impairment annually or on an interim basis if events or changes in circumstances indicate that the carrying value may not be recoverable. In the first quarter of 2020, we determined that the effect of the uncertainty relating to the COVID-19 pandemic on our forecasted results represented a change in circumstances indicating that the carrying value of the Warn trademark, which is our only indefinite-lived intangible asset, might not be recoverable. As a result, we performed a quantitative impairment test as of March 31, 2020 using the relief-from-royalty method and determined no impairment existed, as the trademark had a fair value estimate which exceeded the carrying value by approximately 9%. We did not identify a triggering event in the second or third quarter that necessitated an interim test of impairment. Based on the annual impairment test performed in the fourth quarter of 2020, we determined no impairment existed at that time as the trademark had a fair value estimate which exceeded the carrying value by approximately 13%.
The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2019	$1,673,532	$2,300,289	$407,637	$4,381,458
Business acquisitions and adjustments to previously recorded goodwill	38,913	15,099	—	54,012
Reclassified to net assets held for sale and discontinued operations	—	(4,721)	—	(4,721)
Disposal of business	—	(1,919)	—	(1,919)
Exchange rate effects	5,599	(27,847)	(47)	(22,295)
Balance as of December 31, 2019	$1,718,044	$2,280,901	$407,590	$4,406,535
Business acquisitions and adjustments to previously recorded goodwill	(123)	419	5,291	5,587
Exchange rate effects	2,346	176,915	186	179,447
Balance as of December 31, 2020	$1,720,267	$2,458,235	$413,067	$4,591,569
Accumulated impairment losses as of December 31, 2020	$(33,244)	$—	$—	$(33,244)
The components of other intangibles, net are as follows (in thousands):

	December 31, 2020	December 31, 2019
Intangible assets subject to amortization	$732,919	$769,038
Indefinite-lived intangible assets
Trademarks	81,300	81,300
Total	$814,219	$850,338
The components of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$519,577	$(152,668)	$366,909	$488,945	$(119,957)	$368,988
Customer and supplier relationships	617,952	(405,237)	212,715	580,052	(321,650)	258,402
Software and other technology related assets	326,988	(174,513)	152,475	248,941	(108,979)	139,962
Covenants not to compete	13,700	(12,880)	820	13,435	(11,749)	1,686
Total	$1,478,217	$(745,298)	$732,919	$1,331,373	$(562,335)	$769,038
The components of intangible assets acquired as part of our acquisitions in 2018 are as follows (in thousands):

	Year Ended
	December 31, 2018
	Stahlgruber	Other Acquisitions (1)	Total
Trade names and trademarks	$173,946	$8,870	$182,816
Customer and supplier relationships	77,980	20,779	98,759
Software and other technology related assets	33,329	376	33,705
Total	$285,255	$30,025	$315,280

(1) The amounts recorded during the year ended December 31, 2018 exclude amounts related to our 2017 acquisitions, including a $5 million adjustment to increase other intangibles related to our 2017 acquisition of Warn.
The weighted-average amortization periods for our intangible assets acquired during the year ended December 31, 2018 are as follows (in years):

	Year Ended
	December 31, 2018
	Stahlgruber	Other Acquisitions	Total
Trade names and trademarks	18.0	10.0	17.6
Customer and supplier relationships	3.0	7.9	4.0
Software and other technology related assets	5.2	6.5	5.2
Total acquired finite-lived intangible assets	12.4	8.5	12.0
Our estimated useful lives for our finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	3-20 years
Software and other technology related assets	Straight-line	3-15 years
Covenants not to compete	Straight-line	2-5 years
Amortization expense for intangibles was $119 million, $140 million, and $137 million during the years ended December 31, 2020, 2019, and 2018, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2025 is $101 million, $89 million, $77 million, $69 million and $62 million, respectively.
Leases
See Note 13, "Leases" for our accounting policies related to leases.
Net Assets Held for Sale
During 2019 and 2020, we committed to plans to sell certain businesses in our North America and Europe segments. As a result, these businesses were classified as net assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, resulting in net impairment charges totaling $3 million for the year ended December 31, 2020. As of December 31, 2020, assets and liabilities held for sale were immaterial.
In the second quarter of 2020, we completed the sale of one of these businesses, a non-core telecommunications operation in Germany, resulting in an immaterial loss on sale (presented in Loss on disposal of businesses and impairment of net assets held for sale and goodwill in the Consolidated Statements of Income). The disposed business was immaterial, generating annualized revenue of approximately $78 million during the twelve-month period ended May 31, 2020.
In the third quarter of 2019, we completed the sales of two of these businesses, our aviation business in North America and a wholesale business in Bulgaria, resulting in a net $47 million impairment charge for the year ended December 31, 2019 (presented in Loss on disposal of businesses and impairment of net assets held for sale and goodwill in the Consolidated Statements of Income). Excluding the Stahlgruber Czech Republic wholesale business discussed in Note 3, "Discontinued Operations," as of December 31, 2019, assets and liabilities held for sale were immaterial, and were recorded within Prepaid expenses and other current assets and Other current liabilities, respectively, on the Consolidated Balance Sheet. The disposed businesses were immaterial, generating annualized revenue of approximately $55 million prior to the divestitures.
We are required to record net assets of our held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values were based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for our discounted cash flow analyses of the businesses were based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to our estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in our analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of December 31, 2020.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Other than the impairment charges recorded upon the classification of certain businesses in our North America and Europe segments as held for sale discussed in the "Net Assets Held for Sale" section above, there were no material adjustments to the carrying value of long-lived assets during the years ended December 31, 2020, 2019 or 2018.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $155 million and $139 million as of December 31, 2020 and December 31, 2019, respectively.
Europe Segment
Our investment in unconsolidated subsidiaries in Europe was $137 million and $122 million as of December 31, 2020 and December 31, 2019, respectively. We recorded equity in earnings of $8 million during the year ended December 31, 2020 and equity in losses of $33 million and $65 million during the years ended December 31, 2019 and December 31, 2018, respectively, mainly related to our investment in Mekonomen.
On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of its rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of December 31, 2020, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $6 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.
During the years ended December 31, 2019 and 2018, we recognized other-than-temporary impairment charges of $40 million and $71 million, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share prices as of the dates of our impairment tests. The impairment charges are recorded in Equity in earnings (losses) of unconsolidated subsidiaries in our Consolidated Statements of Income.
In May 2018, we received a cash dividend of $8 million (SEK 67 million) related to our investment in Mekonomen. Mekonomen announced in February 2019 and March 2020, respectively, that the Mekonomen Board of Directors proposed no dividend payment in 2019 or 2020. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at December 31, 2020 was $155 million (using the Mekonomen share price of SEK 91 as of December 31, 2020) compared to a carrying value of $126 million.
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
North America Segment
Our investment in unconsolidated subsidiaries in the North America segment was $19 million and $18 million as of December 31, 2020 and December 31, 2019, respectively. We recorded equity in losses of $3 million and equity in earnings of $1 million for the North America equity investments during the years ended December 31, 2020 and 2019, respectively, and an immaterial amount for the year ended December 31, 2018.

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
The changes in the warranty reserve are as follows (in thousands):

Balance as of January 1, 2019	$23,262
Warranty expense	58,253
Warranty claims	(56,074)
Balance as of December 31, 2019	25,441
Warranty expense	67,365
Warranty claims	(64,892)
Balance as of December 31, 2020	$27,914
Self-Insurance Reserves
We self-insure a portion of employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation, and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analysis of historical data. We monitor new claims and claim development as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $110 million and $109 million, of which $55 million and $54 million was classified as current, as of December 31, 2020 and 2019, respectively, and are classified as Other accrued expenses on the Consolidated Balance Sheets. The remaining balances of self-insurance reserves are classified as Other noncurrent liabilities, which reflects management's estimates of when claims will be paid. We had outstanding letters of credit of $71 million and $69 million at December 31, 2020 and 2019, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.
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
Government Assistance
During the year ended December 31, 2020, we recorded $52 million in financial assistance from foreign governments, primarily in the form of grants, of which $43 million and $9 million related to Europe and Canada, respectively. For the year ended December 31, 2020, $1 million was recorded as a reduction to Cost of goods sold and $51 million was a reduction to Selling, general and administrative expenses in our Consolidated Statement of Income. Financial assistance received from governments is recorded during the period in which we incur the costs that the assistance is intended to offset (and only if it is probable that we will meet the conditions required under the terms of the assistance).
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in the U.S. to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Similar legislation was enacted in many of the Company’s international jurisdictions. Tax measures in these legislative actions did not have a material impact on the Company’s results of operations for the year ended December 31, 2020. Those initiatives did provide the Company with the opportunity to defer the timing of certain income tax, indirect tax and payroll tax payments in various jurisdictions. As of December 31, 2020, approximately $30 million of payments otherwise due by the end of 2020 were deferred, of which we estimate approximately half will be paid in 2021 and half in 2022.

Income Taxes
Current income taxes are provided on income reported for financial reporting purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or that future deductibility is uncertain. Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be permanently invested.
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
During the year ended December 31, 2020, we repurchased 4.1 million shares of common stock for an aggregate price of $117 million. During the year ended December 31, 2019, we repurchased 10.9 million shares of common stock for an aggregate price of $292 million. During 2018, we repurchased 2.3 million shares of common stock for an aggregate price of $60 million. As of December 31, 2020, there was $531 million of remaining capacity under our repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.
Noncontrolling Interest
In October 2020, we purchased all of the noncontrolling interest of a subsidiary in our North America segment for a purchase price of $10 million. This purchase resulted in a net decrease to Noncontrolling interest of $10 million and a decrease to Additional paid-in-capital of $1 million in our consolidated financial statements as of December 31, 2020.
In February 2020, as part of the sale of Stahlgruber's Czech Republic business, we divested the noncontrolling interest of the business, which resulted in a net decrease to Noncontrolling interest of $11 million in our consolidated financial statements as of March 31, 2020. See Note 3, "Discontinued Operations," for further information.
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
During the first quarter of 2020, we adopted ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which removes, modifies, and adds certain disclosure requirements in ASC 820. We adopted the provisions of ASU 2018-13 by applying a prospective approach. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements.
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

Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Year Ended December 31,
	2020	2019	2018
North America	$3,988,214	$4,600,903	$4,558,220
Europe	5,470,159	5,817,547	5,202,231
Specialty	1,505,340	1,459,396	1,472,956
Parts and services	10,963,713	11,877,846	11,233,407
Other	665,117	628,263	643,267
Total revenue	$11,628,830	$12,506,109	$11,876,674
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

Balance as of January 1, 2019	$24,006
Additional warranty revenue deferred	43,381
Warranty revenue recognized	(40,320)
Balance as of December 31, 2019	27,067
Additional warranty revenue deferred	43,214
Warranty revenue recognized	(44,659)
Balance as of December 31, 2020	$25,622
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
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under ASC 606 we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $102 million and $57 million, respectively, as of December 31, 2020, and $97 million and $52 million, respectively, as of December 31, 2019. The refund liability is presented separately on the Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $127 million and $108 million as of December 31, 2020 and December 31, 2019, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our consolidated financial statements.
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

Note 6. Restructuring and Acquisition Related Expenses
Acquisition Related Expenses
We incurred $8 million of acquisition related expenses for the year ended December 31, 2020. The expenses primarily resulted from the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.
We incurred $2 million of acquisition related expenses for the year ended December 31, 2019. These expenses included external costs such as legal, accounting and advisory fees related to our acquisitions.
We incurred $18 million of acquisition related expenses for the year ended December 31, 2018. These expenses included external costs primarily related to our May 2018 acquisition of Stahlgruber.
2019 Global Restructuring Program
In the second quarter of 2019, we commenced a cost reduction initiative, covering all three of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. We have incurred and expect to incur costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed earlier than the end of the previously estimated useful lives.
During the year ended December 31, 2020, we incurred $7 million of restructuring expenses under this program, primarily related to facility exit costs and employee-related costs. These costs were recorded within Restructuring and acquisition related expenses in the Consolidated Statements of Income. Of the program costs incurred during 2020, $4 million and $3 million related to our Europe and North America segments, respectively. During the year ended December 31, 2019, we incurred $37 million of restructuring expenses primarily related to inventory write-downs, facility exit costs, and employee-related costs. Of these expenses, $17 million, primarily related to Andrew Page Limited ("Andrew Page") branch consolidation and brand rationalization, was recorded within Cost of goods sold in the Consolidated Statement of Income during the year ended December 31, 2019, and $20 million was recorded within Restructuring and acquisition related expenses.
The actions under this program are substantially complete. We estimate that total program costs will be approximately $46 million, of which approximately $31 million, $14 million and $1 million will be incurred by our Europe, North America and Specialty segments, respectively. Costs to be incurred through 2021 under this program are estimated to be between $1 million and $3 million. As of December 31, 2020, restructuring liabilities related to this program were immaterial.

2020 Global Restructuring Program
Beginning in the first quarter of 2020, we initiated a further restructuring program aimed at cost reductions across all our reportable segments through the elimination of underperforming assets and cost inefficiencies. These actions are incremental to those initiated as part of the 2019 Global Restructuring Program, and include costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives. We expanded this program during the second and third quarters of 2020 as we identified additional opportunities to eliminate inefficiencies, including actions in response to impacts to our business from COVID-19.
During the year ended December 31, 2020, we recognized restructuring expenses totaling $50 million for employee-related costs, facility exit costs and inventory write-downs. Of these expenses, $7 million resulted from inventory impairment charges related to facility consolidation actions and brand rationalizations and were recorded in Cost of goods sold in the Consolidated Statement of Income. Of the cumulative program costs incurred to date, $26 million, $23 million, and $1 million related to our North America, Europe and Specialty segments, respectively. We estimate total costs under the program through its expected completion date in 2023 will be between $65 million and $75 million, of which approximately $40 million, $31 million, and $2 million will be incurred by our Europe, North America and Specialty segments, respectively; these segment amounts represent the midpoints of the expected ranges of costs to be incurred by each segment.
As of December 31, 2020, restructuring liabilities related to this program totaled $21 million, including $17 million related to leases we have exited or expect to exit prior to the end of the lease term (reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Consolidated Balance Sheets), and $4 million for employee termination costs (reported in Accrued payroll-related liabilities on our Consolidated Balance Sheets). Our lease-related restructuring liabilities are estimated based on remaining rent payments after our actual exit date for facilities closed in 2020 and after our planned exit date for facilities we expect to close in future periods; these liabilities do not reflect any estimated proceeds we may be able to achieve through subleasing the facilities.
Acquisition Integration Plans
During the year ended December 31, 2020, we incurred $9 million of restructuring expenses for our acquisition integration plans. These expenses were primarily related to the integration of our operations in Belgium. Future expenses to complete our existing integration plans are expected to be immaterial.
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
1 LKQ Europe Program
In September 2019, we announced a multi-year program called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. While certain projects were delayed as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We are targeting to complete the organizational design and implementation projects by the middle of 2021, with the remaining projects scheduled to be completed by 2024.
We estimate that we will incur between $45 million and $55 million in total personnel and inventory related restructuring charges through 2024 under the program. We may identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. As of December 31, 2020, there were no restructuring liabilities related to this program.

Note 7. Stock-Based Compensation
In order to attract and retain employees, non-employee directors, consultants, and other persons associated with us, we grant equity-based awards under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by our stockholders for issuance under the Equity Incentive Plan is 70 million shares, subject to antidilution and other adjustment provisions. We have granted restricted stock units ("RSUs"), stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by our stockholders for issuance under the Equity Incentive Plan, 10 million shares remained available for issuance as of December 31, 2020. We expect to issue new or treasury shares of common stock to cover past and future equity grants.
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
The Compensation Committee of our Board of Directors (the "Compensation Committee") approved the grant of 230,360; 270,388; and 189,204 RSUs to our executive officers that included both a performance-based vesting condition and a time-based vesting condition in 2020, 2019, and 2018, respectively. The performance-based vesting conditions for the 2020, 2019, and 2018 grants to our executive officers have been satisfied.
The fair value of RSUs that vested during the years ended December 31, 2020, 2019, and 2018 was $27 million, $22 million, and $27 million, respectively; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the year ended December 31, 2020:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2020	1,612,026	$31.72
Granted (2)	902,786	$31.68
Vested	(921,129)	$31.57
Forfeited / Canceled	(114,011)	$32.69
Unvested as of December 31, 2020	1,479,672	$31.71
Expected to vest after December 31, 2020	1,281,785	$31.60	2.7	$45,170
(1) The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of the Company’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the years ended December 31, 2019 and 2018 was $27.82 and $42.58, respectively.
In 2020 and 2019, we granted performance-based three-year RSUs ("PSUs") to certain employees, including our executive officers, under our Equity Incentive Plan. As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on the Company's performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the applicable three year performance periods.
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the year ended December 31, 2020:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2020	136,170	$27.69
Granted (2)	164,152	$31.85
Forfeited / Canceled	(8,721)	$29.35
Unvested as of December 31, 2020	291,601	$29.98
Expected to vest after December 31, 2020	291,601	$29.98	1.5	$10,276
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the year ended December 31, 2019 was $27.69.
Stock Options
Stock options vested over periods of up to five years, subject to a continued service condition. Stock options expired either six years or ten years from the date they were granted. No options were granted during 2020 and 2019. No options vested during the year ended December 31, 2020.
The following table summarizes activity related to our stock options under the Equity Incentive Plan for the year ended December 31, 2020:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2020	114,594	$12.26
Exercised	(112,472)	$11.88		$2,629
Canceled	(2,122)	$32.31
Balance as of December 31, 2020	—	$—	—	$—
All stock options were exercised or canceled as of December 31, 2020.
Stock-Based Compensation Expense
For the RSUs that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. The PSU expense is calculated using the projected award value, which is based on an estimate of the achievement of the performance objectives. During the years ended December 31, 2020, 2019, and 2018, we recognized $11 million, $11 million, and $8 million, respectively, of stock based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award. Forfeitures are recorded as they occur.
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $29 million, $28 million, and $23 million for the years ended December 31, 2020, 2019, and 2018; respectively.

The following table sets forth the classification of total stock-based compensation expense included in our Consolidated Statements of Income for our continuing operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of goods sold	$506	$477	$469
Selling, general and administrative expenses	28,572	27,218	22,291
Total stock-based compensation expense	29,078	27,695	22,760
Income tax benefit	(6,614)	(6,227)	(5,220)
Total stock-based compensation expense, net of tax	$22,464	$21,468	$17,540
We have not capitalized any stock-based compensation costs during the years ended December 31, 2020, 2019, and 2018.
As of December 31, 2020, unrecognized compensation expense related to unvested RSUs and PSUs is expected to be recognized as follows (in thousands):

2021	$18,034
2022	10,963
2023	5,352
2024	2,875
2025	136
Total unrecognized compensation expense	$37,360
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
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Income from continuing operations	$640,509	$543,415	$487,565
Denominator for basic earnings per share—Weighted-average shares outstanding	304,640	310,155	314,428
Effect of dilutive securities:
RSUs	362	393	409
PSUs	3	—	—
Stock options	1	421	1,012
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	305,006	310,969	315,849
Basic earnings per share from continuing operations	$2.10	$1.75	$1.55
Diluted earnings per share from continuing operations (1)	$2.10	$1.75	$1.54
(1) Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Antidilutive securities:
RSUs	673	586	410
Stock options	—	24	8

Note 9. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, January 1, 2018	$(71,933)	$11,538	$(8,772)	$(1,309)	$(70,476)
Pretax (loss) income	(113,030)	37,552	1,132	—	(74,346)
Income tax effect	4,507	(8,846)	(403)	—	(4,742)
Reclassification of unrealized gain	—	(37,009)	(54)	—	(37,063)
Reclassification of deferred income taxes	—	8,653	22	—	8,675
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(2,343)	(2,343)
Adoption of ASU 2018-02	2,859	2,486	—	—	5,345
BALANCE, December 31, 2018	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Pretax income (loss)	7,083	23,850	(31,801)	—	(868)
Income tax effect	—	(5,579)	8,579	—	3,000
Reclassification of unrealized gain	—	(35,686)	(782)	—	(36,468)
Reclassification of deferred income taxes	—	8,399	145	—	8,544
Disposal of business	(379)	—	—	—	(379)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	236	236
BALANCE, December 31, 2019	$(170,893)	$5,358	$(31,934)	$(3,416)	$(200,885)
Pretax income (loss)	112,695	(48,540)	(9,165)	—	54,990
Income tax effect	—	11,559	3,058	—	14,617
Reclassification of unrealized loss	—	40,359	6,926	—	47,285
Reclassification of deferred income taxes	—	(9,704)	(1,852)	—	(11,556)
Disposal of businesses	1,072	—	—	—	1,072
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(4,532)	(4,532)
BALANCE, December 31, 2020	$(57,126)	$(968)	$(32,967)	$(7,948)	$(99,009)

The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Consolidated Statements of Income are as follows (in thousands):

		Year Ended
		December 31,
	Classification	2020	2019	2018
Unrealized (losses) gains on interest rate swaps	Interest expense	$(3,160)	$5,872	$5,482
Unrealized gains on cross currency swaps	Interest expense	10,188	15,794	11,105
Unrealized (losses) gains on cross currency swaps (1)	Interest income and other income, net	(38,198)	14,020	20,422
Unrealized losses on foreign currency forward contracts (1)	Interest income and other income, net	(9,189)	—	—
Total		$(40,359)	$35,686	$37,009
(1)The amounts reclassified to Interest income and other income, net in our Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.
Net unrealized losses and gains related to our pension plans were reclassified to Interest income and other income, net in our Consolidated Statements of Income during each of the years ended December 31, 2020, 2019 and 2018.
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

Note 10. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	December 31,
	2020	2019
Senior secured credit agreement:
Term loans payable	$323,750	$341,250
Revolving credit facilities	642,958	1,268,008
U.S. Notes (2023)	—	600,000
Euro Notes (2024)	610,800	560,650
Euro Notes (2026/28)	1,221,600	1,121,300
Receivables securitization facility	—	—
Notes payable through October 2030 at weighted average interest rates of 3.3% and 3.2%, respectively	24,526	26,971
Finance lease obligations at weighted average interest rates of 3.5% and 4.1%, respectively	57,336	40,837
Other debt at weighted average interest rates of 1.2% and 1.8%, respectively	15,706	113,010
Total debt	2,896,676	4,072,026
Less: long-term debt issuance costs	(25,225)	(29,990)
Less: current debt issuance costs	(313)	(280)
Total debt, net of debt issuance costs	2,871,138	4,041,756
Less: current maturities, net of debt issuance costs	(58,497)	(326,367)
Long term debt, net of debt issuance costs	$2,812,641	$3,715,389

The scheduled maturities of long-term obligations outstanding at December 31, 2020 are as follows (in thousands):

2021 (1)	$58,810
2022	32,757
2023	25,737
2024	1,532,638
2025	7,104
Thereafter	1,239,630
Total debt (2)	$2,896,676
(1)     Maturities of long-term obligations due by December 31, 2021 includes $24 million of short-term debt that may be extended beyond the current due date.
(2)     The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $26 million as of December 31, 2020).
Senior Secured Credit Agreement
On June 11, 2020, LKQ Corporation and certain other subsidiaries of LKQ (collectively, the "Borrowers") entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement dated January 29, 2016 (the "Credit Agreement"), which modifies the maximum permitted net leverage ratio through the quarter ending September 30, 2021. Prior to the amendment, the maximum permitted net leverage ratio was 4.00:1.00. After the amendment, the maximum permitted net leverage ratio is (i) 5.00:1.00 for the quarters ending December 31, 2020 and March 31, 2021, (ii) 4.50:1.00 for the quarter ending June 30, 2021, and (iii) 4.25:1.00 for the quarter ending September 30, 2021. Beginning with the quarter ending December 31, 2021, the maximum permitted net leverage ratio reverts to the terms in effect prior to the amendment. In the event that the net leverage ratio is greater than 4.00:1.00, the Company would be restricted from repurchasing its shares. We can at any time elect to cancel the modifications to the maximum permitted net leverage ratio and revert to the terms in effect prior to the amendment subject to compliance with the 4.00:1.00 ratio. Amendment No. 4 to the Credit Agreement also made certain other immaterial modifications.
The total availability under the revolving credit facility's multicurrency component is $3.15 billion. Amounts outstanding under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which totaled $324 million as of December 31, 2020, are due and payable in quarterly installments equal to approximately $4 million on the last day of each fiscal quarter, with the remaining balance due and payable on January 29, 2024.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 11, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at December 31, 2020 and 2019 were 1.7% and 1.6%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $18 million classified as current maturities at both December 31, 2020 and December 31, 2019. As of December 31, 2020, there were letters of credit outstanding in the aggregate amount of $71 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at December 31, 2020 was $2.4 billion.

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
On January 10, 2020, we redeemed the U.S Notes (2023) at a redemption price equal to 101.583% of the principal amount of the U.S. Notes (2023) plus accrued and unpaid interest thereon to, but not including, January 10, 2020. The total redemption payment was $614 million, including an early-redemption premium of $9 million and accrued and unpaid interest of $4 million. In the first quarter of 2020, we recorded a loss on debt extinguishment of $13 million on the Consolidated Statement of Income related to the redemption due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
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
Restricted Payments
Our senior secured credit agreement and our senior notes indentures contain limitations on payment of cash dividends or other distributions of assets. Delaware law also imposes restrictions on dividend payments. Based on limitations in effect under our senior secured credit agreement, senior notes indentures and Delaware law, the maximum amount of dividends we could have paid as of December 31, 2020 was approximately $2.3 billion. The limit on the payment of dividends is calculated using historical financial information and will change from period to period.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing on our Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling $121 million and $132 million were collateral for the investments under the receivables facility as of December 31, 2020 and December 31, 2019, respectively.

Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii) LIBOR, or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. There was no outstanding balance as of December 31, 2020 or December 31, 2019.

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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. Changes in the fair value of the interest rate swap agreements are recorded in Accumulated other comprehensive income (loss) and are reclassified to Interest expense when the underlying interest payment has an impact on earnings. Our interest rate swap contracts have maturity dates in January 2021 (notional amount of $330 million) and June 2021 (notional amount of $150 million).
At December 31, 2020 and 2019, we held cross currency swaps, which contained an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps were intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. Changes in the fair value of the derivative instruments were recorded in Accumulated other comprehensive income (loss) and were reclassified to Interest expense and Interest income and other income, net when the underlying transactions had an impact on earnings. Our cross currency swaps matured in January 2021.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. Changes in the fair value of the foreign currency forward contracts are recorded in Accumulated other comprehensive income (loss) and reclassified to Interest income and other income, net when the underlying transaction has an impact on earnings. As of December 31, 2020, we held one SEK denominated foreign currency contract that matured in January 2021.
As of December 31, 2020 and December 31, 2019, we held cash flow hedges with the following notional amounts (in thousands):

	December 31, 2020		December 31, 2019
Interest rate swap agreements
USD denominated		$480,000		$480,000
Cross currency swap agreements
Euro denominated (1)		€340,000		€435,000
Foreign currency forward contracts
SEK denominated	kr	227,000	kr	—

(1)    The notional amount of our cross currency swap agreements steps down by €4 million quarterly. The remaining notional amount at December 31, 2020 matured in January 2021.

The following tables summarize the fair values of our designated cash flow hedges as of December 31, 2020 and December 31, 2019 (in thousands):

	Fair Value at December 31, 2020
	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements	$—	$—	$899	$—
Cross currency swap agreements	—	—	56,328	—
Foreign currency forward contracts	—	—	1,350	—
Total cash flow hedges	$—	$—	$58,577	$—

	Fair Value at December 31, 2019
	Other Current Assets	Other Noncurrent Assets	Other Accrued Expenses	Other Noncurrent Liabilities
Interest rate swap agreements	$—	$3,262	$—	$—
Cross currency swap agreements	2,975	181	970	23,349
Total cash flow hedges	$2,975	$3,443	$970	$23,349

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would have no effect on our Consolidated Balance Sheet at December 31, 2020 and an immaterial impact on our Consolidated Balance Sheet at December 31, 2019.
The activity related to our cash flow hedges is included in Note 9, "Accumulated Other Comprehensive Income (Loss)." As of December 31, 2020, we estimate that we will reclassify an immaterial amount of derivative losses (net of tax) from Accumulated other comprehensive income (loss) to Interest expense in our Consolidated Statements of Income within the next 12 months. We estimate that we will also reclassify an immaterial amount of derivative losses (net of tax) from Accumulated other comprehensive income (loss) to Interest income and other income, net in our Consolidated Statements of Income within the next 12 months; the reclassification of derivative losses to Interest income and other income, net offsets the projected impact of the remeasurement of the underlying transactions.
The activity related to our cash flow hedges is presented in either operating activities or financing activities in our Consolidated Statements of Cash Flows.
Other Derivative Instruments
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to (i) non-functional currency denominated borrowings and (ii) inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The fair values of these other short-term derivative instruments are recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Consolidated Balance Sheets.
To manage our foreign currency exposure on non-functional currency denominated borrowings, we held short-term foreign currency forward contracts with notional amounts of £75 million and €142 million at December 31, 2020; we did not hold similar contracts at December 31, 2019. The fair values and effect on our results of operations of these contracts at December 31, 2020 was immaterial.
In February 2021, we entered into a short term foreign currency forward contract to mitigate our exposure to non-functional currency denominated borrowings in our European operations. The forward contract has a notional amount of $250 million and matures in the first quarter of 2021. We currently expect to enter into a similar instrument when this one matures.
The notional amount and fair value of the other short-term derivative contracts at December 31, 2020 and 2019, along with the effect on our results of operations in 2020, 2019 and 2018, were immaterial.

Note 12. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the year ended December 31, 2020, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2020 and December 31, 2019 (in thousands):

	Balance as of December 31, 2020	Fair Value Measurements as of December 31, 2020
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$72,250	$—	$72,250	$—
Total Assets	$72,250	$—	$72,250	$—
Liabilities:
Contingent consideration liabilities	$13,263	$—	$—	$13,263
Interest rate swaps	899	—	899	—
Deferred compensation liabilities	76,240	—	76,240	—
Cross currency swap agreements	56,328	—	56,328	—
Foreign currency forward contracts	5,190	—	5,190	—
Total Liabilities	$151,920	$—	$138,657	$13,263

	Balance as of December 31, 2019	Fair Value Measurements as of December 31, 2019
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$60,637	$—	$60,637	$—
Interest rate swaps	3,262	—	3,262	—
Cross currency swap agreements	3,156	—	3,156	—
Total Assets	$67,055	$—	$67,055	$—
Liabilities:
Contingent consideration liabilities	$11,539	$—	$—	$11,539
Deferred compensation liabilities	63,981	—	63,981	—
Cross currency swap agreements	24,319	—	24,319	—
Total Liabilities	$99,839	$—	$88,300	$11,539
The cash surrender value of life insurance is included in Other noncurrent assets on our Consolidated Balance Sheets. The current portion of contingent consideration liabilities is included in Other current liabilities on our Consolidated Balance Sheets; the noncurrent portion of deferred compensation liabilities and contingent consideration liabilities is included in Other noncurrent liabilities on our Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps, cross currency swap agreements, and foreign currency forward contracts is presented in Note 11, "Derivative Instruments and Hedging Activities."
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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of both December 31, 2020 and December 31, 2019, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.0 billion and $1.6 billion, respectively. As of December 31, 2020 and December 31, 2019 there were no outstanding borrowings under the receivables facility. As of December 31, 2019, the fair value of the U.S. Notes (2023) was approximately $609 million compared to a carrying value of $600 million; as of December 31, 2020, there were no outstanding borrowings on the U.S. Notes (2023) as the notes were redeemed on January 10, 2020. As of December 31, 2020 and December 31, 2019, the fair values of the Euro Notes (2024) were approximately $662 million and $632 million, respectively, compared to carrying values of $611 million and $561 million, respectively. As of December 31, 2020 and December 31, 2019, the fair value of the Euro Notes (2026/28) was $1.3 billion and $1.2 billion, respectively, compared to a carrying value of $1.2 billion and $1.1 billion, respectively.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2020 and December 31, 2019 to assume these obligations. The fair value of our U.S. Notes (2023) was classified as Level 1 within the fair value hierarchy since it was determined based upon observable market inputs including quoted market prices in an active market. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 13. Leases
We adopted the new leases accounting standard (Accounting Standards Update 2016-02, "Leases") in the first quarter of 2019 using the modified retrospective approach and elected the transition package of practical expedients permitted within the new standard, which, among other things, allowed us to carryforward the historical lease classification. For leases with a term of 12 months or less, we elected the short-term lease exemption, which allowed us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future. Additionally, we adopted the practical expedient to combine lease and non-lease components. As of January 1, 2019, we recorded both an operating lease asset and operating lease liability of $1.3 billion.
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
We guarantee the residual values for the majority of our leased vehicles. The residual values decline over the lease terms to a defined percentage of original cost. In the event the lessor does not realize the residual value when a vehicle is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a vehicle is sold, we would be paid the amount realized over the residual value. Had we terminated all of our operating leases subject to these guarantees at December 31, 2020, our portion of the guaranteed residual value would have totaled approximately $63 million. Other than the residual value guarantees associated with our vehicles discussed above, we do not have any other material residual value guarantees or restrictive covenants.
In response to the COVID-19 global pandemic, we secured rent relief from some of our lessors during the second quarter of 2020. The rent relief offered was primarily in the form of rent payment deferrals for one or more months to be paid back over a specified period of time ranging from one month to the remaining term of the lease. As of December 31, 2020, most of the deferrals recognized in the prior quarters were repaid. Any remaining payment deferrals were immaterial and were recorded in Other current liabilities on the Consolidated Balance Sheets. During the year ended December 31, 2020, we also received other concessions consisting of abated rent or discounted rent, with payback not required, from various landlords, which resulted in reductions to Selling, general and administrative expenses of $3 million in our Consolidated Statements of Income.
The amounts recorded on the Consolidated Balance Sheets as of December 31, 2020 and 2019 related to our lease agreements are as follows (in thousands):

		December 31,
Leases	Classification	2020	2019

Assets
Operating lease ROU assets, net	Operating lease assets, net	$1,353,124	$1,308,511
Finance lease assets, net	Property, plant and equipment, net	55,423	39,077
Total leased assets		$1,408,547	$1,347,588
Liabilities
Current
Operating	Current portion of operating lease liabilities	$221,811	$221,527
Finance	Current portion of long-term obligations	12,239	9,409
Noncurrent
Operating	Long-term operating lease liabilities, excluding current portion	1,197,963	1,137,597
Finance	Long-term obligations, excluding current portion	45,097	31,428
Total lease liabilities		$1,477,110	$1,399,961
The components of lease expense are as follows (in thousands):

		Year Ended
		December 31,
Lease Cost	Classification	2020	2019

Operating lease cost	Cost of goods sold	$12,447	$13,416
Operating lease cost	SG&A expenses	297,350	303,619
Short-term lease cost	SG&A expenses	6,568	9,392
Variable lease cost	SG&A expenses	97,599	95,899
Finance lease cost
Amortization of leased assets	Depreciation and amortization	9,876	10,277
Interest on lease liabilities	Interest expense	1,785	1,546
Sublease income	SG&A expenses	(2,372)	(1,640)
Net lease cost		$423,253	$432,509

The future minimum lease commitments under our leases at December 31, 2020 are as follows (in thousands):

	Operating leases	Finance leases (1)	Total
Years ending December 31:
2021	$298,118	$13,087	$311,205
2022	256,544	11,562	268,106
2023	216,851	7,711	224,562
2024	180,425	7,032	187,457
2025	148,363	5,183	153,546
Thereafter	777,194	24,472	801,666
Future minimum lease payments	1,877,495	69,047	1,946,542
Less: Interest	457,721	11,711	469,432
Present value of lease liabilities	$1,419,774	$57,336	$1,477,110

(1)     Amounts are included in the scheduled maturities of long-term obligations in Note 10, "Long-Term Obligations" and in the “Liquidity and Capital Resources” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K.
As of December 31, 2020, we have additional minimum operating lease payments for leases that have not yet commenced of $84 million. These operating leases will commence in the next 18 months with lease terms of 1 to 15 years. Most of these leases have not commenced because the assets are in the process of being constructed.
Other information related to leases was as follows:

	December 31,
Lease Term and Discount Rate	2020	2019

Weighted-average remaining lease term (years)
Operating leases	9.7	9.5
Finance leases	9.0	9.2
Weighted-average discount rate
Operating leases	5.3%	5.2%
Finance leases	3.5%	4.1%

	Year Ended
	December 31,
Supplemental cash flows information (in thousands)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$299,260	$297,712
Financing cash outflows from finance leases (1)	11,772	11,744
Leased assets obtained in exchange for new finance lease liabilities (1)	25,049	13,326
Leased assets obtained in exchange for new operating lease liabilities	128,539	144,142

(1)     During the year ended December 31, 2018, the financing cash outflow from finance leases was $9 million, and there were $13 million of leased assets obtained in exchange for new finance lease liabilities.

Note 14. Employee Benefit Plans
Defined Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.
On June 28, 2019, we approved an amendment to terminate the U.S. Plan and to freeze all related benefit accruals, effective June 30, 2019. U.S. Plan participants were able to receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination was determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result of these elections, subsequent payments and annuity purchase cost to settle the plan obligations, we reclassified $6 million of unrealized loss from Accumulated other comprehensive loss to Interest income and other income, net in our Consolidated Statements of Income during the year ended December 31, 2020 to reflect the final settlement of the plan obligations.
Funded Status
The table below summarizes the funded status of our defined benefit plans (in thousands):

	December 31,
	2020	2019
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$225,388	$201,492
Acquisitions and divestitures	(506)	2,071
Service cost	3,565	3,592
Interest cost	2,740	4,077
Participant contributions	438	408
Actuarial (gain) / loss	10,662	32,018
Benefits paid (1)	(6,841)	(6,849)
Curtailment	—	(6)
Settlement (2) (3)	(40,565)	(8,493)
Currency impact	16,658	(2,922)
Projected benefit obligation - end of year	$211,539	$225,388
Change in fair value of plan assets:
Fair value - beginning of year	$83,305	$91,672
Actual return on plan assets	3,663	2,558
Employer contributions	14,028	4,740
Participant contributions	438	408
Benefits paid	(6,798)	(6,770)
Settlement (2) (3)	(40,565)	(8,493)
Currency impact	4,891	(810)
Fair value - end of year	$58,962	$83,305
Funded status at end of year (liability)	$(152,577)	$(142,083)

Accumulated benefit obligation	$208,712	$222,607
(1) Includes amounts paid from plan assets as well as amounts paid from Company assets.
(2) Reflects the settlement of the plan obligations for the U.S. Plan in 2020.
(3) During 2019, settlement accounting was triggered for three of our European pension plans resulting in a net gain of less than $1 million recognized in Interest income and other income, net in our Consolidated Statements of Income.

The net amounts recognized for defined benefit plans in the Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2020	2019
Current liabilities	$(3,603)	$(11,754)
Non-current liabilities	(148,974)	(130,329)
	$(152,577)	$(142,083)
The following table summarizes the accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	December 31,
	2020	2019
Accumulated benefit obligation	$208,712	$222,607
Aggregate fair value of plan assets	58,962	83,305
The following table summarizes the projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets (in thousands):

	December 31,
	2020	2019
Projected benefit obligation	$211,539	$225,388
Aggregate fair value of plan assets	58,962	83,305
The table below summarizes the weighted-average assumptions used to calculate the year-end benefit obligations:

	2020	2019
Discount rate used to determine benefit obligation	0.7%	1.4%
Rate of future compensation increase	1.8%	1.7%
Net Periodic Benefit Cost
The table below summarizes the components of net periodic benefit cost for our defined benefit plans (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Service cost	$3,565	$3,592	$3,215
Interest cost	2,740	4,077	3,476
Expected return on plan assets (1)	(2,129)	(2,337)	(2,949)
Amortization of actuarial loss (gain) (2)	1,272	(404)	(54)
Settlement loss (gain)	5,654	(378)	74
Net periodic benefit cost	$11,102	$4,550	$3,762
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
For the years ended December 31, 2020, 2019 and 2018, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Interest income and other income, net in our Consolidated Statements of Income.

The table below summarizes the weighted-average assumptions used to calculate the net periodic benefit cost in the table above:

	2020	2019	2018
Discount rate used to determine service cost	0.7%	1.3%	1.3%
Discount rate used to determine interest cost	1.8%	2.5%	2.5%
Rate of future compensation increase	2.1%	1.8%	1.9%
Expected long-term return on plan assets (1)	2.9%	3.1%	4.8%
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
As of December 31, 2020, the pre-tax amounts recognized in Accumulated other comprehensive loss consisted of $47 million of net actuarial losses for our defined benefit plans that have not yet been recognized in net periodic benefit cost. Of this amount, we expect $2 million to be recognized as a component of net periodic benefit cost during the year ending December 31, 2021.
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
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at December 31, 2020 and December 31, 2019 are the same.
Level 1 investments: Short-term investments are valued initially at cost and adjusted for amortization of any discount or premium. U.S. Bond funds are priced by industry vendors such as Intercontinental Exchange (ICE) Data Services using benchmark yields, reported trades, issuer spreads, and broker/dealer quotes.
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
For our unfunded pension plans, the Company pays the defined benefit plan obligations when they become due. The table below summarizes the fair value of our defined benefit plan assets by asset category within the fair value hierarchy for our funded defined benefit pension plans (in thousands):

	December 31,
	2020					2019
	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Short-term investments	$—	$—	$—	$—	$—	$433	$—	$—	$—	$433
U.S. Bonds (1)	—	—	—	—	—	29,035	—	—	—	29,035
Insurance contracts	—	—	44,753	—	44,753	—	—	40,676	—	40,676
Mutual fund (2)	—	—	—	14,209	14,209	—	—	—	13,161	13,161
Total investments at fair value	$—	$—	$44,753	$14,209	$58,962	$29,468	$—	$40,676	$13,161	$83,305
(1)     Consists primarily of U.S. Treasury notes with readily available pricing data.
(2)    The underlying assets of the mutual fund valued at NAV consist of international bonds, equity, real estate and other investments.

The following table summarizes the changes in fair value measurements of Level 3 investments for our defined benefit plans (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$40,676	$60,988
Actual return on plan assets:
Relating to assets held at the reporting date	1,394	1,424
Purchases, sales and settlements	(992)	(1,181)
Transfers in and/or out of Level 3	—	(19,640)
Currency impact	3,675	(915)
Balance at end of year	$44,753	$40,676
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
The assets for our U.S. plan were managed by a master trust, with oversight responsibility by our Benefits Committee. During 2019, we engaged an investment advisor to help minimize the volatility in our funded status as we began the process of terminating our U.S. Plan. As a result, we updated our investment strategy such that as of December 31, 2019, our U.S. Plan assets resided primarily in U.S. Bonds, with a smaller allocation of assets in short-term investments. The new investment policy and allocation of the assets was approved by our Benefits Committee. The master trust was liquidated in 2020 to fund the U.S. Plan settlement.
Employer Contributions and Estimated Future Benefit Payments
During the year ended December 31, 2020, we contributed $14 million to our pension plans. We estimate that contributions to our pension plans during 2021 will be $4 million.
The following table summarizes estimated future benefit payments as of December 31, 2020 (in thousands):

Year Ended December 31,	Amount
2021	$5,015
2022	5,410
2023	5,573
2024	5,991
2025	5,938
2026 - 2030	33,802

Note 15. Income Taxes
The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$155,887	$101,839	$90,216
State	37,981	24,925	25,851
Foreign	89,123	81,081	77,508
Total current provision for income taxes	$282,991	$207,845	$193,575
Deferred:
Federal	$(6,805)	$22,173	$14,977
State	(6,521)	6,376	4,386
Foreign	(20,167)	(21,064)	(21,543)
Total deferred (benefit) provision for income taxes	$(33,493)	$7,485	$(2,180)
Provision for income taxes	$249,498	$215,330	$191,395
Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$713,087	$616,842	$562,758
Foreign	171,908	174,180	180,673
Income from continuing operations before provision for income taxes	$884,995	$791,022	$743,431
The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of state credits and federal tax impact	3.2%	3.2%	3.5%
Impact of rates on international operations	1.9%	1.4%	0.9%
Change in valuation allowances	1.7%	1.0%	1.4%
Non-deductible expenses	0.8%	0.9%	1.6%
U.S. federal tax reform - transition tax on foreign earnings	—%	0.1%	(1.3)%
Excess tax benefits from stock-based compensation	—%	(0.3)%	(0.6)%
Other, net	(0.4)%	(0.1)%	(0.8)%
Effective tax rate	28.2%	27.2%	25.7%
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act introduced broad and complex changes to U.S. income tax laws that impact us, most notably a reduction of the U.S. statutory corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. Additionally, beginning in 2018 the Tax Act imposed a regime of taxation on foreign subsidiary earnings, GILTI. As part of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, the Tax Act imposed a one-time transition tax on the deemed repatriation of historical earnings of foreign subsidiaries as of December 31, 2017.
Transition Tax on Foreign Earnings: During the third quarter of 2018, we recorded a $10 million favorable adjustment to the provisional income tax expense amount related to the one-time transition tax on foreign earnings recognized in 2017. As of December 31, 2018, we substantially completed our analysis of the transition tax, and the liability was no longer considered provisional. In the third quarter of 2019, we amended our 2017 transition tax calculation and recorded an additional expense of $1 million. As permitted by the Tax Act, we elected to pay the final $42 million liability in installments over 8 years. This liability has been reduced by the first three installments and other payment credits to $32 million. The next required installment of $3 million is recorded in Other current liabilities, and the remaining $28 million is recorded in Other noncurrent liabilities on our Consolidated Balance Sheets.

GILTI: While the Tax Act provides for a modified territorial tax system, under a highly complex provision commonly known as GILTI, the Tax Act subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries, subject to relief for available foreign tax credits. We have elected to account for GILTI in the year the tax is incurred. For the years ended December 31, 2020, 2019 and 2018, the impact of GILTI increased our effective tax rate by approximately 0.4%, 0.6% and 0.3%, respectively.
Indefinite Reinvestment Assertion: Undistributed earnings of our foreign subsidiaries amounted to approximately $807 million at December 31, 2020. Beginning in 2018, the Tax Act generally provided a 100% participation exemption from further U.S. taxation of dividends received from 10-percent or more owned foreign corporations held by U.S. corporate shareholders. Although future dividend income is exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, either as a result of the participation exemption, or due to the previous taxation of such earnings under the transition tax and GILTI regime, companies must still apply the guidance of ASC 740 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Further, the 2017 transition tax reduced a majority of the previous outside basis differences in our foreign subsidiaries, and most of any new differences arising have extensive interaction with the GILTI regime discussed above.
Based on a review of our global financing and capital expenditure requirements as of December 31, 2020, we continue to plan to permanently reinvest the undistributed earnings of our international subsidiaries. Thus, no deferred U.S. income taxes or potential foreign withholding taxes have been recorded. Due to the complexity of the new U.S. tax regime, it remains impractical to estimate the amount of deferred taxes potentially payable were such earnings to be repatriated.
The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
Accrued expenses and reserves	$59,241	$51,869
Qualified and nonqualified retirement plans	34,143	31,053
Inventory	15,591	12,679
Accounts receivable	15,449	14,025
Interest deduction carryforwards	34,485	25,448
Stock-based compensation	5,362	4,755
Operating lease liabilities	331,327	303,705
Net operating loss carryforwards	27,538	16,287
Other	24,961	11,777
Total deferred tax assets, gross	548,097	471,598
Less: valuation allowance	(60,275)	(41,815)
Total deferred tax assets	$487,822	$429,783
Deferred Tax Liabilities:
Goodwill and other intangible assets	$229,330	$219,879
Property, plant and equipment	95,007	100,461
Trade name	108,883	108,039
Operating lease assets, net	317,694	292,498
Other	11,364	8,916
Total deferred tax liabilities	$762,278	$729,793
Net deferred tax liability	$(274,456)	$(300,010)
Deferred tax assets and liabilities are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2020	2019
Noncurrent deferred tax assets	$16,965	$10,119
Noncurrent deferred tax liabilities	291,421	310,129
Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in Other noncurrent assets and Deferred income taxes, respectively, on our Consolidated Balance Sheets.

We had net operating loss carryforwards, primarily for certain international tax jurisdictions, the tax benefits of which were approximately $28 million and $16 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, we had tax credit carryforwards for certain U.S. state jurisdictions, the tax benefits of which totaled less than $1 million at both dates. As of December 31, 2020 and 2019, we had interest deduction carryforwards, primarily in Italy and Germany, the tax benefits of which were $34 million and $25 million, respectively. As of both December 31, 2020 and 2019, we had a U.S. capital loss carryforward, the tax benefit of which was $5 million. As of December 31, 2020 and 2019, valuation allowances of $60 million and $42 million, respectively, were recorded for deferred tax assets related to the Italy and Germany interest deduction carryforwards, the U.S. capital loss carryforward, and for certain foreign and U.S. net operating loss carryforwards. The $18 million net increase in valuation allowances was primarily attributable to a $9 million valuation allowance provided on the interest deduction carryforwards generated in 2020 due to thin capitalization constraints in Italy and Germany and an $8 million valuation allowance provided on the cumulative Belgium net operating loss carryforward.
The net operating losses generally carry forward for an indefinite period. The interest deduction carryforwards in Italy and Germany do not expire. U.S. capital losses carry forward for five years. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates, where applicable, or in the case of interest carryforwards subject to legislative thin capitalization constraints, typically based on profitability. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in tax laws or in estimates of future taxable income may alter this expectation.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Balance at January 1	$2,317	$1,237	$1,690
Additions for acquired tax positions	—	1,376	—
Additions based on tax positions related to the current year	1,147	50	5
Lapse of statutes of limitations	(297)	(297)	(458)
Settlements with taxing authorities	(958)	—	—
Cumulative translation adjustment	99	(49)	—
Balance at December 31	$2,308	$2,317	$1,237
Included in the balance of unrecognized tax benefits above as of December 31, 2020, 2019 and 2018, are approximately $2 million, $2 million and $1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2020, 2019 and 2018 includes approximately $1 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. Attributable to the unrecognized tax benefits noted above, we had accumulated interest and penalties of less than $1 million at December 31, 2020, 2019 and 2018. During each of the years ended December 31, 2020, 2019 and 2018, an immaterial amount of interest and penalties were recorded through the income tax provision, prior to any reversals for lapses in the statutes of limitations.
During the twelve months beginning January 1, 2021, it is reasonably possible that we will reduce unrecognized tax benefits by less than $1 million, an immaterial amount of which would impact our effective tax rate, primarily as a result of the expiration of certain statutes of limitations.
We and/or our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various U.S. state and international jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or international income tax examinations by tax authorities for years before 2015. Adjustments from examinations, if any, are not expected to have a material effect on our consolidated financial statements.

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

The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Year Ended December 31, 2020
Revenue:
Third Party	$4,631,306	$5,492,184	$1,505,340	$—	$11,628,830
Intersegment	1,033	—	3,655	(4,688)	—
Total segment revenue	$4,632,339	$5,492,184	$1,508,995	$(4,688)	$11,628,830
Segment EBITDA	$778,504	$427,582	$162,673	$—	$1,368,759
Depreciation and amortization (1)	97,390	172,927	29,180	—	299,497
Year Ended December 31, 2019
Revenue:
Third Party	$5,208,589	$5,838,124	$1,459,396	$—	$12,506,109
Intersegment	705	—	4,646	(5,351)	—
Total segment revenue	$5,209,294	$5,838,124	$1,464,042	$(5,351)	$12,506,109
Segment EBITDA	$712,957	$454,220	$161,184	$—	$1,328,361
Depreciation and amortization (1)	93,747	191,195	29,464	—	314,406
Year Ended December 31, 2018
Revenue:
Third Party	$5,181,964	$5,221,754	$1,472,956	$—	$11,876,674
Intersegment	645	—	4,724	(5,369)	—
Total segment revenue	$5,182,609	$5,221,754	$1,477,680	$(5,369)	$11,876,674
Segment EBITDA	$660,153	$422,721	$168,525	$—	$1,251,399
Depreciation and amortization (1)	87,348	178,473	28,256	—	294,077
(1) Amounts presented include depreciation and amortization expense recorded within Cost of goods sold and Restructuring and acquisition related expenses.
The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among our segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income attributable to LKQ stockholders excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense.

The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$640,414	$545,034	$483,168
Less: net income attributable to continuing noncontrolling interest	1,888	2,800	3,050
Less: net income attributable to discontinued noncontrolling interest	103	974	—
Net income attributable to LKQ stockholders	638,423	541,260	480,118
Subtract:
Net (loss) income from discontinued operations	(95)	1,619	(4,397)
Net income attributable to discontinued noncontrolling interest	(103)	(974)	—
Net income from continuing operations attributable to LKQ stockholders	638,621	540,615	484,515
Add:
Depreciation and amortization	272,292	290,770	274,213
Depreciation and amortization - cost of goods sold	21,672	21,312	19,864
Depreciation and amortization - restructuring expenses (1)	5,533	2,324	—
Interest expense, net of interest income	101,874	136,274	144,536
Loss (gain) on debt extinguishment	12,751	(128)	1,350
Provision for income taxes	249,498	215,330	191,395
EBITDA	1,302,241	1,206,497	1,115,873
Subtract:
Equity in earnings (losses) of unconsolidated subsidiaries (2)	5,012	(32,277)	(64,471)
Fair value loss on Mekonomen derivative instrument (2)	—	—	(5,168)
Gain due to resolution of acquisition related matter	—	12,063	—
Gains on bargain purchases and previously held equity interests (3)	—	1,157	2,418
Add:
Restructuring and acquisition related expenses (1)	60,630	34,658	32,428
Restructuring expenses - cost of goods sold	7,141	20,654	—
Inventory step-up adjustment - acquisition related	—	—	403
Loss on disposal of businesses and impairment of net assets held for sale and goodwill (4) (5)	3,174	47,102	35,682
Change in fair value of contingent consideration liabilities	585	393	(208)
Segment EBITDA	$1,368,759	$1,328,361	$1,251,399
(1)    The sum of these two captions represents the total amount that is reported in Restructuring and acquisition related expenses in our Consolidated Statements of Income. Refer to Note 6, "Restructuring and Acquisition Related Expenses," for further information.
(2)    Refer to "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," for further information.
(3)    Reflects the gains on bargain purchases and previously held equity interests related to our acquisitions of wholesale businesses in Europe and Andrew Page. See Note 2, "Business Combinations," for further information on bargain purchases.
(4)    Refer to "Net Assets Held for Sale" in Note 4, "Summary of Significant Accounting Policies," for further information.
(5)    Refer to "Intangible Assets" in Note 4, "Summary of Significant Accounting Policies," for further information on the impairment of goodwill recorded in 2018.

The following table presents capital expenditures by reportable segment (in thousands):

	Year Ended December 31,
	2020	2019	2018
Capital Expenditures
North America	$76,300	$131,643	$129,391
Europe	85,039	121,596	99,885
Specialty	11,356	12,491	20,751
Total capital expenditures	$172,695	$265,730	$250,027
The following table presents assets by reportable segment (in thousands):

	December 31,
	2020	2019	2018
Receivables, net
North America	$386,289	$419,452	$411,818
Europe	598,615	636,216	649,174
Specialty	88,485	75,464	93,091
Total receivables, net	1,073,389	1,131,132	1,154,083
Inventories
North America	810,798	991,062	1,076,306
Europe	1,302,649	1,401,801	1,410,264
Specialty	301,165	379,914	349,505
Total inventories	2,414,612	2,772,777	2,836,075
Property, plant and equipment, net
North America	583,985	610,573	570,508
Europe	583,439	538,951	562,600
Specialty	81,279	84,876	87,054
Total property, plant and equipment, net	1,248,703	1,234,400	1,220,162
Operating lease assets, net (1)
North America	755,430	768,164	—
Europe	520,131	457,035	—
Specialty	77,563	83,312	—
Total operating lease assets, net	1,353,124	1,308,511	—
Equity method investments
North America	18,676	17,624	16,404
Europe	136,548	121,619	162,765
Total equity method investments	155,224	139,243	179,169
Other unallocated assets	6,115,481	6,193,893	6,003,913
Total assets	$12,360,533	$12,779,956	$11,393,402
(1)    Refer to Note 13, "Leases," for further information.
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

The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue
United States	$5,755,437	$6,220,267	$6,192,636
Germany	1,522,529	1,578,543	974,514
United Kingdom	1,460,600	1,599,074	1,665,317
Other countries	2,890,264	3,108,225	3,044,207
Total revenue	$11,628,830	$12,506,109	$11,876,674
The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	December 31,
	2020	2019	2018
Long-lived assets (1)
United States	$1,419,113	$1,467,701	$620,125
Germany	360,184	340,995	217,476
United Kingdom	315,333	330,113	165,145
Other countries	507,197	404,102	217,416
Total long-lived assets	$2,601,827	$2,542,911	$1,220,162

(1)    The increase in long-lived assets from December 31, 2018 to December 31, 2019 was primarily related to the net operating lease assets added as a result of the adoption of the new lease accounting standard. Refer to Note 13, "Leases," for further information.

Note 17. Selected Quarterly Data (unaudited)
The following table presents unaudited selected quarterly financial data for the two years ended December 31, 2020. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
(In thousands, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31
2020
Revenue	$2,953,888	$3,047,684	$2,626,323	$3,000,935
Gross margin	1,169,849	1,198,542	1,011,004	1,213,876
Operating income (1)	267,273	296,002	180,453	241,849
Income from continuing operations (2)	181,191	193,931	118,493	146,894
Net income (loss) from discontinued operations (6)	543	—	277	(915)
Net income	181,734	193,931	118,770	145,979
Net income (loss) attributable to continuing noncontrolling interest	722	448	(22)	740
Net income attributable to discontinued noncontrolling interest	—	—	—	103
Net income attributable to LKQ stockholders	181,012	193,483	118,792	145,136

Basic earnings per share from continuing operations (8)	$0.60	$0.64	$0.39	$0.48
Diluted earnings per share from continuing operations (8)	$0.59	$0.64	$0.39	$0.48

	Quarter Ended
(In thousands, except per share data)	Dec. 31	Sep. 30	Jun. 30	Mar. 31
2019
Revenue	$3,009,860	$3,147,773	$3,248,173	$3,100,303
Gross margin	1,196,014	1,200,329	1,247,187	1,208,264
Operating income (1) (3)	206,768	231,364	236,111	222,400
Income from continuing operations (4) (5)	140,833	151,812	151,707	99,063
Net income from discontinued operations (6) (7)	440	781	398	—
Net income	141,273	152,593	152,105	99,063
Net income (loss) attributable to continuing noncontrolling interest	479	(46)	1,352	1,015
Net income attributable to discontinued noncontrolling interest	406	376	192	—
Net income attributable to LKQ stockholders	140,388	152,263	150,561	98,048

Basic earnings per share from continuing operations (8)	$0.46	$0.49	$0.49	$0.31
Diluted earnings per share from continuing operations (8)	$0.46	$0.49	$0.49	$0.31
(1)    Reflects total restructuring and acquisition related expenses recorded within Cost of goods sold and SG&A expenses of $7 million, $31 million, $21 million, and $14 million in the first, second, third, and fourth quarters of 2020, respectively, and $3 million, $8 million, $26 million, and $20 million recorded in the first, second, third, and fourth quarters of 2019, respectively. See Note 6, "Restructuring and Acquisition Related Expenses," for further information.
(2)    In the first quarter 2020, we recorded a loss on debt extinguishment of $13 million related to the redemption of the U.S. Notes (2023) due to the early-redemption premium and the write-off of the unamortized debt issuance costs. See "U.S. Notes (2023)" in Note 10, "Long-Term Obligations," for further information.
(3)    Reflects impairment charges of $15 million, $33 million, and $2 million to net assets held for sale recorded in the first, second, and fourth quarters of 2019, respectively, and a $4 million net reversal of impairment in the third quarter of 2019. See "Net Assets Held for Sale" in Note 4, "Summary of Significant Accounting Policies," for further information.
(4)    In the fourth quarter of 2019, we recorded a $12 million non-recurring gain related to resolution of an acquisition related matter.
(5)    Reflects an impairment charge of $40 million in the first quarter of 2019, related to the Mekonomen equity investment. See "Investments in Unconsolidated Subsidiaries" in Note 4, "Summary of Significant Accounting Policies," for further information.
(6)    In the second quarter of 2019, we classified the acquired Stahlgruber Czech Republic wholesale business as discontinued operations; we completed the sale of the business in the first quarter of 2020. From January 1, 2020 through the date of sale, we recorded an immaterial amount of net income (excluding the loss on sale) from discontinued operations related to the business, of which an immaterial amount was attributable to the noncontrolling interest. Subsequent to the completion of the sale, we recorded immaterial adjustments related to the loss on disposal of the business. See "Czech Republic" in Note 3, "Discontinued Operations" for further information regarding the disposal of the Czech Republic business.
(7)    In the first quarter of 2017, we completed the sale of the glass manufacturing business of our PGW subsidiary. During the fourth quarter of 2019, we incurred costs related to the disposal of the glass manufacturing business of PGW and settled certain tax matters.
(8)    The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in weighted average shares outstanding throughout the year.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that LKQ Corporation and subsidiaries' (the "Company") disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting dated February 25, 2021
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.
Based on this assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020.
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

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2021 (the "Proxy Statement") is incorporated herein by reference.
Executive Officers
Our executive officers, their ages at December 31, 2020, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Dominick Zarcone	62	President, Chief Executive Officer and Director
Varun Laroyia	49	Executive Vice President and Chief Financial Officer
Arnd Franz	55	Chief Executive Officer, LKQ Europe
Victor M. Casini	58	Senior Vice President, General Counsel and Corporate Secretary
Walter P. Hanley	54	Senior Vice President - Development
Justin L. Jude	44	Senior Vice President of Operations - Wholesale Parts Division
Michael T. Brooks	51	Senior Vice President and Chief Information Officer
Matthew J. McKay	43	Senior Vice President - Human Resources
Michael S. Clark	46	Vice President - Finance and Controller
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
Justin L. Jude became our Senior Vice President of Operations – Wholesale Parts Division in July 2015. Mr. Jude has been with us since February 2004 in various roles, including from March 2008 to February 2011 as Vice President - Supply Chain, from February 2011 to May 2014 as Vice President – Information Systems (North America), and from June 2014 to July 2015 as President of Keystone Automotive Operations, Inc., our specialty automotive business. Mr. Jude has been in the Company’s industry for over 20 years.
Michael T. Brooks joined LKQ as Senior Vice President – Chief Information Officer in February 2020. Prior to joining us, Mr. Brooks held various senior management positions with GATX Corporation, a global railcar leasing company, from 2008 to 2020, including Chief Information Officer and Chief Operations Officer. Prior to GATX, he served as Chief Information Officer for Constellation NewEnergy, a retail energy company, from 2003 to 2008. Mr. Brooks also spent over ten years in consulting focusing on process improvement and systems implementations with firms including Accenture and Oracle.
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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement is incorporated herein by reference.
The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2020:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Stock options	—	$—
Restricted stock units	1,479,672	$—
Performance-based restricted stock units	291,601	$—
Total equity compensation plans approved by stockholders	1,771,273		9,577,770
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,771,273		9,577,770
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

ALLOWANCE FOR DOUBTFUL ACCOUNTS: (1)
Year ended December 31, 2019	$57,207	$12,088	$(18,308)	$1,698	$52,685
Year ended December 31, 2018	57,609	13,970	(15,945)	1,573	57,207
(1) The 2020 information is omitted from the table above as the information has been provided in "Allowance for Credit Losses" in Note 4, "Summary of Significant Accounting Policies," to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits
The exhibits to this Annual Report on Form 10-K are listed in Item 15(b) of this Annual Report on Form 10-K. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.2	Amendment to LKQ Corporation 401(k) Plus Plan.
10.3	Trust for LKQ Corporation 401(k) Plus Plan.
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.7	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award).
10.8	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award).
10.9	LKQ Corporation Cash Incentive Plan
10.10	Form of LKQ Corporation Annual Cash Bonus Award Memorandum
10.11	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum
10.12	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement.
10.13	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan.
10.15	Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum.
10.16	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014.
10.17	Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014.
10.18	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014.
10.19	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.20	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015.
10.21	Change of Control Agreement between LKQ Corporation and Ashley T. Brooks dated as of May 2, 2016.
10.22	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016.
10.23	Change of Control Agreement between LKQ Corporation and Varun Laroyia dated as of October 1, 2017.
10.24	Change of Control Agreement between LKQ Corporation and Arnd Franz dated as of October 1, 2019.
10.25	Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020.
10.26	LKQ Severance Policy for Key Executives.
10.33	Offer Letter to Dominick P. Zarcone dated February 12, 2015.
10.34	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone.
10.35	Offer letter to Varun Laroyia dated September 5, 2017.
10.36	Offer Letter to Arnd Franz dated September 27, 2018.
10.37	Services Agreement dated as of November 27, 2018 between LKQ Corporation and Arnd Franz.
10.38	Services Agreement dated as of June 1, 2020 between LKQ Europe GmbH, an indirect wholly-owned subsidiary of LKQ Corporation, and Arnd Franz.

(b) Exhibits

3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation, as amended as of May 7, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 8, 2019).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).
4.2	Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on February 2, 2016).
4.3	Amendment No. 1 dated as of December 14, 2016 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.3 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).
4.4	Amendment No. 2 dated as of December 1, 2017 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent. (incorporated herein by reference to Exhibit 4.4 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).
4.5	Amendment No. 3 dated as of November 20, 2018 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.5 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
4.6	Amendment No. 4 dated as of June 11, 2020 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on June 16, 2020).
4.7	Indenture dated as of April 14, 2016 among LKQ Italia Bondco S.p.A., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the Trustee, and the Paying Agent, Transfer Agent and Registrar (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on April 18, 2016).
4.8	Supplemental Indenture dated as of June 13, 2016 among Auto Kelly a.s., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.9	Supplemental Indenture dated as of June 13, 2016 among ELIT CZ, spol. s r.o., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.10	Supplemental Indenture dated as of June 13, 2016 among Rhiag-Inter Auto Parts Italia S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.11	Supplemental Indenture dated as of June 13, 2016 among Bertolotti S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.5 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.12	Supplemental Indenture dated as of September 9, 2016 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
4.13	Supplemental Indenture dated as of July 24, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.16 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

4.14	Supplemental Indenture dated as of November 29, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).
4.15	Supplemental Indenture dated as of April 27, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.16	Supplemental Indenture dated as of July 16, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.17	Supplemental Indenture dated as of June 21, 2019 among LKQ Italia Bondco S.p.A, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.18	Indenture dated as of April 9, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registrar (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on April 12, 2018).
4.19	Supplemental Indenture dated as of July 16, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.20	Supplemental Indenture dated as of June 21, 2019 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.21	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.2	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.3	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
10.6	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.7	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award) (incorporated herein by reference to Exhibit 10.7 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.8	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award) (incorporated herein by reference to Exhibit 10.8 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.9	LKQ Corporation Cash Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-Q filed with the SEC on May 2, 2019).
10.10	Form of LKQ Corporation Annual Cash Bonus Award Memorandum (incorporated herein by reference to Exhibit 10.10 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.11	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum.
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

10.14	Amended and Restated LKQ Corporation Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on November 7, 2014).

10.15	Form of LKQ Corporation Executive Officer Long Term Incentive Plan Award Memorandum (incorporated herein by reference to Exhibit 10.15 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
10.16	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.17	Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.18	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.19	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015 (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-Q filed with the SEC on May 1, 2015).
10.20	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.32 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).
10.21	Change of Control Agreement between LKQ Corporation and Ashley T. Brooks dated as of May 2, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
10.22	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016 (incorporated herein by reference to Exhibit 10.34 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).
10.23
Change of Control Agreement between LKQ Corporation and Varun Laroyia dated as of October 1, 2017 (incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

10.24
Change of Control Agreement between LKQ Corporation and Arnd Franz dated as of October 1, 2019 (incorporated herein by reference to Exhibit 10.25 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).

10.25
Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020 (incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).

10.26	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.27	Receivables Sale Agreement dated as of September 28, 2012 among Keystone Automotive Industries, Inc., as an Originator, Greenleaf Auto Recyclers, LLC, as an Originator, and LKQ Receivables Finance Company, LLC, as Buyer (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).
10.28	Receivables Purchase Agreement dated as of September 28, 2012 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).
10.29	Amendment No. 1 to Receivables Purchase Agreement dated as of September 29, 2014 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 3, 2014).
10.30	Performance Undertaking, dated as of September 28, 2012 by LKQ Corporation in favor of LKQ Receivables Finance Company, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).
10.31	Amendment No. 2 to Receivables Purchase Agreement dated as of November 29, 2016 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.40 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).
10.32	Amendment No. 3 to Receivables Purchase Agreement dated as of December 20, 2018 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit, MUFG Bank, a Financial Institution as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.31 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).

10.33	Offer Letter to Dominick P. Zarcone dated February 12, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).
10.34	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on June 5, 2017).
10.35	Offer letter to Varun Laroyia dated September 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on September 6, 2017).
10.36	Offer Letter to Arnd Franz dated September 27, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-Q filed with the SEC on May 7, 2020).
10.37	Services Agreement dated as of November 27, 2018 between LKQ Corporation and Arnd Franz (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 10-Q filed with the SEC on May 7, 2020).
10.38	Services Agreement dated as of June 1, 2020 between LKQ Europe GmbH, an indirect wholly-owned subsidiary of LKQ Corporation, and Arnd Franz (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-Q filed with the SEC on August 4, 2020).
21.1	List of subsidiaries, jurisdictions and assumed names.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16.     FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

LKQ CORPORATION

By:	/s/ DOMINICK ZARCONE
Dominick Zarcone
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title
Principal Executive Officer:
/s/ DOMINICK ZARCONE	President and Chief Executive Officer
Dominick Zarcone
Principal Financial Officer:
/s/ VARUN LAROYIA	Executive Vice President and Chief Financial Officer
Varun Laroyia
Principal Accounting Officer:
/s/ MICHAEL S. CLARK	Vice President—Finance and Controller
Michael S. Clark
A Majority of the Directors:
/s/ PATRICK BERARD	Director
Patrick Berard
/s/ MEG ANN DIVITTO	Director
Meg Ann Divitto
/s/ ROBERT M. HANSER	Director
Robert M. Hanser
/s/ JOSEPH M. HOLSTEN	Director
Joseph M. Holsten
/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie
/s/ JOHN W. MENDEL	Director
John W. Mendel
/s/ JODY G. MILLER	Director
Jody G. Miller
/s/ JOHN F. O'BRIEN	Director
John F. O'Brien
/s/ GUHAN SUBRAMANIAN	Director
Guhan Subramanian
/s/ XAVIER URBAIN	Director
Xavier Urbain
/s/ JACOB WELCH	Director
Jacob Welch
/s/ DOMINICK ZARCONE	Director
Dominick Zarcone