Form 10-Q
period 2021-03-31
LKQ CORP
filed 2021-05-05
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At April 30, 2021, the registrant had outstanding an aggregate of 302,159,885 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$3,170,786	$3,000,935
Cost of goods sold	1,877,072	1,787,059
Gross margin	1,293,714	1,213,876
Selling, general and administrative expenses	848,565	899,811
Restructuring and acquisition related expenses	7,885	6,970
Impairment of net assets held for sale and (gain on disposal of business)	15	(249)
Depreciation and amortization	65,801	65,495
Operating income	371,448	241,849
Other expense (income):
Interest expense, net of interest income	24,179	25,931
Loss on debt extinguishment	—	12,751
Other income, net	(6,213)	(3,622)
Total other expense, net	17,966	35,060
Income from continuing operations before provision for income taxes	353,482	206,789
Provision for income taxes	92,969	60,411
Equity in earnings of unconsolidated subsidiaries	5,819	516
Income from continuing operations	266,332	146,894
Net loss from discontinued operations	—	(915)
Net income	266,332	145,979
Less: net income attributable to continuing noncontrolling interest	419	740
Less: net income attributable to discontinued noncontrolling interest	—	103
Net income attributable to LKQ stockholders	$265,913	$145,136

Basic earnings per share: (1)
Income from continuing operations	$0.88	$0.48
Net loss from discontinued operations	—	(0.00)
Net income	0.88	0.48
Less: net income attributable to continuing noncontrolling interest	0.00	0.00
Less: net income attributable to discontinued noncontrolling interest	—	0.00
Net income attributable to LKQ stockholders	$0.88	$0.47

Diluted earnings per share: (1)
Income from continuing operations	$0.88	$0.48
Net loss from discontinued operations	—	(0.00)
Net income	0.88	0.48
Less: net income attributable to continuing noncontrolling interest	0.00	0.00
Less: net income attributable to discontinued noncontrolling interest	—	0.00
Net income attributable to LKQ stockholders	$0.88	$0.47
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$266,332	$145,979
Less: net income attributable to continuing noncontrolling interest	419	740
Less: net income attributable to discontinued noncontrolling interest	—	103
Net income attributable to LKQ stockholders	265,913	145,136

Other comprehensive income (loss):
Foreign currency translation, net of tax	(24,572)	(103,965)
Net change in unrealized gains/losses on cash flow hedges, net of tax	658	(7,321)
Net change in unrealized gains/losses on pension plans, net of tax	313	120
Other comprehensive loss from unconsolidated subsidiaries	(3,512)	(1,852)
Other comprehensive loss	(27,113)	(113,018)

Comprehensive income	239,219	32,961
Less: comprehensive income attributable to continuing noncontrolling interest	419	740
Less: comprehensive income attributable to discontinued noncontrolling interest	—	103
Comprehensive income attributable to LKQ stockholders	$238,800	$32,118
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$590,194	$312,154
Receivables, net	1,252,374	1,073,389
Inventories	2,392,714	2,414,612
Prepaid expenses and other current assets	218,664	233,877
Total current assets	4,453,946	4,034,032
Property, plant and equipment, net	1,204,643	1,248,703
Operating lease assets, net	1,373,238	1,353,124
Intangible assets:
Goodwill	4,515,634	4,591,569
Other intangibles, net	777,372	814,219
Equity method investments	170,729	155,224
Other noncurrent assets	169,895	163,662
Total assets	$12,665,457	$12,360,533
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,228,524	$932,406
Accrued expenses:
Accrued payroll-related liabilities	202,333	208,718
Refund liability	104,534	102,148
Other accrued expenses	356,126	334,890
Other current liabilities	104,510	130,021
Current portion of operating lease liabilities	200,637	221,811
Current portion of long-term obligations	239,962	58,497
Total current liabilities	2,436,626	1,988,491
Long-term operating lease liabilities, excluding current portion	1,219,267	1,197,963
Long-term obligations, excluding current portion	2,471,730	2,812,641
Deferred income taxes	285,584	291,421
Other noncurrent liabilities	369,546	374,640
Commitments and contingencies
Redeemable noncontrolling interest	24,077	24,077
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 321,170,573 shares issued and 302,370,072 shares outstanding at March 31, 2021; 320,867,602 shares issued and 303,553,000 shares outstanding at December 31, 2020	3,212	3,208
Additional paid-in capital	1,449,667	1,444,584
Retained earnings	5,041,953	4,776,040
Accumulated other comprehensive loss	(126,122)	(99,009)
Treasury stock, at cost; 18,800,501 shares at March 31, 2021 and 17,314,602 shares at December 31, 2020	(526,084)	(469,105)
Total Company stockholders' equity	5,842,626	5,655,718
Noncontrolling interest	16,001	15,582
Total stockholders' equity	5,858,627	5,671,300
Total liabilities and stockholders' equity	$12,665,457	$12,360,533

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$266,332	$145,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,597	71,379
Stock-based compensation expense	7,792	7,968
Loss on debt extinguishment	—	12,751
Other	(9,202)	(2,970)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(197,594)	(63,938)
Inventories	(13,469)	(7,522)
Prepaid income taxes/income taxes payable	(20,694)	41,585
Accounts payable	331,383	(27,170)
Other operating assets and liabilities	86,367	16,501
Net cash provided by operating activities	522,512	194,563
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(41,779)	(44,538)
Proceeds from disposals of property, plant and equipment	7,601	5,528
Acquisitions, net of cash acquired	(2,385)	(7,220)
Proceeds from disposal of businesses, net of cash sold	5,944	1,763
Investments in unconsolidated subsidiaries	(2,824)	(405)
Net cash used in investing activities	(33,443)	(44,872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	—	(9,498)
Repayment of U.S. Notes (2023)	—	(600,000)
Borrowings under revolving credit facilities	1,287,810	460,186
Repayments under revolving credit facilities	(1,392,004)	(134,674)
Repayments under term loans	(4,375)	(4,375)
Borrowings under receivables securitization facility	—	111,300
Repayments under receivables securitization facility	—	(12,900)
Borrowings (repayments) of other debt, net	25,574	(49,481)
Settlement of derivative instruments, net	(56,804)	—
Purchase of treasury stock	(56,979)	(88,006)
Other financing activities, net	(11,717)	(7,291)
Net cash used in financing activities	(208,495)	(334,739)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,534)	(11,746)
Net increase (decrease) in cash, cash equivalents and restricted cash	278,040	(196,794)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	312,154	528,387
Add: Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	—	6,470
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period	312,154	534,857
Cash, cash equivalents and restricted cash, end of period	$590,194	$338,063

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$590,194	$332,784
Restricted cash included in Other noncurrent assets	—	5,279
Cash, cash equivalents and restricted cash, end of period	$590,194	$338,063

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$116,135	$22,014
Interest	5,751	13,772
Supplemental disclosure of noncash investing and financing activities:
Leased assets obtained in exchange for finance lease liabilities	$1,828	$7,718
Leased assets obtained in exchange for operating lease liabilities	90,784	39,460
Noncash property, plant and equipment and software intangible additions in accounts payable and other accrued expenses	9,127	7,594
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions and disposals	179	6,136
Notes receivable acquired in connection with disposal of business	—	7,994
Contingent consideration liabilities	—	2,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2021	320,868	$3,208	(17,315)	$(469,105)	$1,444,584	$4,776,040	$(99,009)	$15,582	$5,671,300
Net income	—	—	—	—	—	265,913	—	419	266,332
Other comprehensive loss	—	—	—	—	—	—	(27,113)	—	(27,113)
Purchase of treasury stock	—	—	(1,486)	(56,979)	—	—	—	—	(56,979)
Vesting of restricted stock units, net of shares withheld for employee tax	303	4	—	—	(2,709)	—	—	—	(2,705)
Stock-based compensation expense	—	—	—	—	7,792	—	—	—	7,792
BALANCE, March 31, 2021	321,171	$3,212	(18,801)	$(526,084)	$1,449,667	$5,041,953	$(126,122)	$16,001	$5,858,627

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2020	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
Net income	—	—	—	—	—	145,136	—	843	145,979
Other comprehensive loss	—	—	—	—	—	—	(113,018)	—	(113,018)
Purchase of treasury stock	—	—	(3,300)	(88,006)	—	—	—	—	(88,006)
Vesting of restricted stock units, net of shares withheld for employee tax	400	4	—	—	(2,073)	—	—	—	(2,069)
Stock-based compensation expense	—	—	—	—	7,968	—	—	—	7,968
Exercise of stock options	112	1	—	—	1,466	—	—	—	1,467
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	341	341
Adoption of ASU 2016-13	—	—	—	—	—	(2,519)	—	—	(2,519)
Disposition of subsidiary with noncontrolling interests (1)	—	—	—	—	—	—	—	(11,404)	(11,404)
BALANCE, March 31, 2020	320,439	$3,204	(16,496)	$(439,819)	$1,425,600	$4,282,753	$(313,903)	$29,484	$4,987,319
(1) The amount disposed of during 2020 relates to discontinued operations. See Note 2, "Discontinued Operations," for further details.

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
Results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021 ("2020 Form 10-K").
The coronavirus disease 2019 ("COVID-19") pandemic and the resulting governmental actions taken to control the virus have impacted, and are expected to continue to impact, our business in 2020 and 2021. The effects include, but are not limited to, a reduction in demand for our products and services, liquidity challenges for certain of our customers and suppliers, and organizational changes, such as personnel reductions and route consolidation, driven by cost actions to mitigate the actual and expected revenue decline. We have considered COVID-19 impacts in the preparation of our financial statements and footnotes as of and for the three months ended March 31, 2021. Specific disclosures are presented in the following footnotes as applicable.
The continuing impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic and the related impact on the global economy, which are uncertain and cannot be predicted at this time, but may be material.

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
We completed the sale of Stahlgruber's Czech Republic business on February 28, 2020, resulting in an immaterial loss on sale (presented in Net (loss) income from discontinued operations in the Unaudited Condensed Consolidated Statements of Income). As part of the transaction, we purchased the 48.2% noncontrolling interest from the minority shareholder for a purchase price of €8 million, which included the issuance of €4 million of notes payable, and then immediately thereafter sold 100% of the business for a purchase price of €14 million, which included €7 million of notes receivable. This transaction resulted in a disposition of noncontrolling interest of $11 million. From January 1, 2020 through the date of sale, we recorded an immaterial amount of net income (excluding the loss on sale) from discontinued operations related to the business, of which an immaterial amount was attributable to the noncontrolling interest.

Note 3. Financial Statement Information
Allowance for Credit Losses
Receivables, net are reported net of an allowance for credit losses. Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected lifetime credit losses was $68 million and $70 million as of March 31, 2021 and December 31, 2020, respectively. Bad debt expense totaled $2 million and $9 million for the three months ended March 31, 2021 and 2020, respectively.
Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Aftermarket and refurbished products	$2,020,707	$2,025,002
Salvage and remanufactured products	349,539	368,815
Manufactured products	22,468	20,795
Total inventories	$2,392,714	$2,414,612
Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of March 31, 2021, manufactured products inventory was composed of $17 million of raw materials, $4 million of work in process, and $2 million of finished goods. As of December 31, 2020, manufactured products inventory was composed of $16 million of raw materials, $3 million of work in process, and $2 million of finished goods.
Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2020 and we determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 30%. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We did not identify a triggering event in the first quarter of 2021 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $171 million and $155 million as of March 31, 2021 and December 31, 2020, respectively.
Europe Segment
Our investment in unconsolidated subsidiaries in Europe was $150 million and $137 million as of March 31, 2021 and December 31, 2020, respectively. We recorded equity in earnings of $6 million and $1 million during the three months ended March 31, 2021 and 2020, respectively, mainly related to our investment in Mekonomen AB ("Mekonomen").
On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of its rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of March 31, 2021, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $7 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.
Mekonomen announced in March 2020 and February 2021, respectively, that the Mekonomen Board of Directors proposed no dividend payment in 2020 or 2021. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at March 31, 2021 was $230 million (using the Mekonomen share price of SEK 129 as of March 31, 2021) compared to a carrying value of $139 million.
North America Segment

Our investment in unconsolidated subsidiaries in the North America segment was $21 million and $19 million as of March 31, 2021 and December 31, 2020, respectively.
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
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2020	$27,914
Warranty expense	18,470
Warranty claims	(17,917)
Balance as of March 31, 2021	$28,467
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
Government Assistance
During the three months ended March 31, 2021, we recorded $9 million in financial assistance from foreign governments, primarily in the form of grants, of which $7 million and $2 million related to Europe and Canada, respectively. For the three months ended March 31, 2021, an immaterial amount was recorded as a reduction to Cost of goods sold, and $9 million was a reduction to Selling, general and administrative expenses, in our Unaudited Condensed Consolidated Statement of Income. Financial assistance received from governments is recorded during the period in which we incur the costs that the assistance is intended to offset (and only if it is probable that we will meet the conditions required under the terms of the assistance). No government assistance was recorded for the three months ended March 31, 2020.
Leases - Cash Flow Disclosure
The amount disclosed for Leased assets obtained in exchange for operating lease liabilities for the three months ended March 31, 2020 in the supplemental disclosure of noncash investing and financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows includes an immaterial correction of $18 million to address an omission of the impact of lease modifications and terminations.
Stockholders' Equity
Treasury Stock
As of March 31, 2021, our Board of Directors had authorized a stock repurchase program under which we may purchase up to $1.0 billion of our common stock from time to time through October 25, 2022. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.
During the three months ended March 31, 2021, we repurchased 1.5 million shares of common stock for an aggregate price of $57 million. During the three months ended March 31, 2020, we repurchased 3.3 million shares of common stock for an aggregate price of $88 million. As of March 31, 2021, there was $474 million of remaining capacity under our repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.
Noncontrolling Interest
In February 2020, as part of the sale of Stahlgruber's Czech Republic business, we divested the noncontrolling interest of the business, which resulted in a net decrease to Noncontrolling interest of $11 million in our unaudited condensed consolidated financial statements as of March 31, 2020. See Note 2, "Discontinued Operations," for further information.

In December 2019, we modified the shares of a noncontrolling interest of a subsidiary acquired in connection with the Stahlgruber acquisition and issued new redeemable shares to the minority shareholder. The new redeemable shares contain (i) a put option for all noncontrolling interest shares at a fixed price of $24 million (€21 million) for the minority shareholder exercisable in the fourth quarter of 2023, (ii) a call option for all noncontrolling interest shares at a fixed price of $26 million (€23 million) for the Company exercisable beginning in the first quarter of 2026 through the end of the fourth quarter of 2027, and (iii) a guaranteed dividend to be paid quarterly to the minority shareholder through the fourth quarter of 2023. The new redeemable shares do not provide the minority shareholder with rights to participate in the profits and losses of the subsidiary prior to the exercise date of the put option. As the put option is outside the control of the Company, we recorded a $24 million Redeemable noncontrolling interest at the put option's redemption value outside of permanent equity on our Unaudited Condensed Consolidated Balance Sheets.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In the first quarter of 2021, we adopted ASU No. 2019-12, "Income Taxes" (Topic 740) ("ASU 2019-12"), which simplifies the accounting for income taxes and adds guidance to reduce complexity in certain areas. We adopted the standard in the first quarter using the prospective approach. The adoption of this accounting standard did not have a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures, and we have not yet elected an adoption date.

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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2021	2020
North America	$1,018,437	$1,107,342
Europe	1,455,370	1,357,969
Specialty	457,959	347,406
Parts and services	2,931,766	2,812,717
Other	239,020	188,218
Total revenue	$3,170,786	$3,000,935

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
Our service-type warranties typically have service periods ranging from 6 months to 36 months. Proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance as of January 1, 2021	$25,622
Additional warranty revenue deferred	13,511
Warranty revenue recognized	(11,834)
Balance as of March 31, 2021	$27,299

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
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under FASB Accounting Standards Codification Topic 606 ("ASC 606"), we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $105 million and $59 million, respectively, as of March 31, 2021, and $102 million and $57 million, respectively, as of December 31, 2020. The refund liability is presented separately on the Unaudited Condensed Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $87 million and $127 million as of March 31, 2021 and December 31, 2020, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our unaudited condensed consolidated financial statements.

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

During the three months ended March 31, 2021 and 2020, we incurred $1 million and $3 million, respectively, of restructuring expenses under this program, primarily related to facility exit costs and employee-related costs. These costs were recorded within Restructuring and acquisition related expenses in the Unaudited Condensed Consolidated Statements of Income. The program costs incurred during the three months ended March 31, 2021 primarily related to our Europe segment. Of the program costs incurred during the three months ended March 31, 2020, $2 million and $1 million related to our Europe and North America segments, respectively.
The actions under this program are substantially complete. We estimate that total program costs will be approximately $46 million, of which approximately $31 million, $14 million and $1 million will be incurred by our Europe, North America and Specialty segments, respectively. As of March 31, 2021, the remaining expected costs and restructuring liabilities related to this program were immaterial.
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
During the three months ended March 31, 2021, we recognized restructuring expenses of $2 million, representing $5 million of employee-related costs and facility exit costs, partially offset by a $3 million gain from the sale of a building to be closed as part of the restructuring plan. During the three months ended March 31, 2020, we recognized $2 million of expenses related to the program. Of the cumulative program costs incurred to date, $27 million, $23 million and $1 million related to our North America, Europe and Specialty segments, respectively. We estimate total costs under the program through its expected completion date in 2023 will be between $65 million and $75 million, of which approximately $36 million, $31 million, and $2 million will be incurred by our Europe, North America and Specialty segments, respectively; these segment amounts represent the midpoints of the expected ranges of costs to be incurred by each segment.
As of March 31, 2021 and December 31, 2020, restructuring liabilities incurred related to this program totaled $16 million and $21 million, respectively, including $13 million and $17 million, respectively, related to leases we have exited or expect to exit prior to the end of the lease term (reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Unaudited Condensed Consolidated Balance Sheets), and $3 million and $4 million, respectively, for employee termination costs (reported in Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets). Our lease-related restructuring liabilities are estimated based on remaining rent payments after our actual exit date for facilities closed through the first quarter of 2021 and after our planned exit date for facilities we expect to close in future periods; these liabilities do not reflect any estimated proceeds we may be able to achieve through subleasing the facilities.
Acquisition Integration Plans
During the three months ended March 31, 2021, we incurred immaterial restructuring expenses for our acquisition integration plans. Future expenses to complete our existing integration plans are expected to be immaterial.
During the three months ended March 31, 2020, we incurred $2 million of restructuring expenses for our acquisition integration plans. These expenses were primarily related to the integration of our acquisition of Andrew Page Limited.
1 LKQ Europe Program
In September 2019, we announced a multi-year program called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. While certain projects were delayed in 2020 as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We are targeting to complete the organizational design and implementation projects by the middle of 2021, with the remaining projects scheduled to be completed by 2024.
During the three months ended March 31, 2021, we incurred $5 million of restructuring charges related to the 1 LKQ Europe program related to employee-related costs. We estimate that we will incur between $45 million and $55 million in total personnel and inventory-related restructuring charges through 2024 under the program. We may identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. As of March 31, 2021, the restructuring liabilities related to this program were immaterial.

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
The fair value of RSUs that vested during the three months ended March 31, 2021 was $14 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the three months ended March 31, 2021:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2021	1,479,672	$31.71
Granted (2)	690,011	$38.52
Vested	(362,750)	$32.86
Forfeited / Canceled	(13,774)	$33.92
Unvested as of March 31, 2021	1,793,159	$34.08
Expected to vest after March 31, 2021	1,604,984	$34.25	3.3	$67,939
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of the Company’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2020 was $33.14.

In 2021 and 2020, we granted performance-based three-year RSUs ("PSUs") to certain employees, including our executive officers, under our Equity Incentive Plan. As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on the Company's performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the applicable three year performance periods.
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the three months ended March 31, 2021:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2021	291,601	$29.98
Granted (2)	121,810	$38.50
Forfeited / Canceled	—	$—
Unvested as of March 31, 2021	413,411	$32.49
Expected to vest after March 31, 2021	413,411	$32.49	1.7	$17,500
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the three months ended March 31, 2020 was $32.21.
Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $8 million for both the three months ended March 31, 2021 and 2020. As of March 31, 2021, unrecognized compensation expense related to unvested RSUs and PSUs was $61 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from target.

Note 7. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Income from continuing operations	$266,332	$146,894
Denominator for basic earnings per share—Weighted-average shares outstanding	303,043	306,238
Effect of dilutive securities:
RSUs	628	515
PSUs	94	—
Stock options	—	4
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	303,765	306,757
Basic earnings per share from continuing operations	$0.88	$0.48
Diluted earnings per share from continuing operations (1)	$0.88	$0.48
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Antidilutive securities:
RSUs	117	381

Note 8. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	March 31, 2021
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, January 1, 2021	$(57,126)	$(968)	$(32,967)	$(7,948)	$(99,009)
Pretax (loss) income	(24,572)	3,119	—	—	(21,453)
Income tax effect	—	(736)	—	—	(736)
Reclassification of unrealized (gain) loss	—	(2,343)	437	—	(1,906)
Reclassification of deferred income taxes	—	618	(124)	—	494
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(3,512)	(3,512)
BALANCE, March 31, 2021	$(81,698)	$(310)	$(32,654)	$(11,460)	$(126,122)

	Three Months Ended
	March 31, 2020
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, January 1, 2020	$(170,893)	$5,358	$(31,934)	$(3,416)	$(200,885)
Pretax (loss) income	(104,060)	4,182	—	—	(99,878)
Income tax effect	—	(984)	—	—	(984)
Reclassification of unrealized (gain) loss	—	(13,707)	114	—	(13,593)
Reclassification of deferred income taxes	—	3,188	6	—	3,194
Disposal of business	95	—	—	—	95
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(1,852)	(1,852)
BALANCE, March 31, 2020	$(274,858)	$(1,963)	$(31,814)	$(5,268)	$(313,903)

The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Unaudited Condensed Consolidated Statements of Income are as follows (in thousands):

		Three Months Ended
		March 31,
	Classification	2021	2020
Unrealized (losses) gains on interest rate swaps	Interest expense, net of interest income	$(693)	$3,296
Unrealized gains on cross currency swaps	Interest expense, net of interest income	539	2,551
Unrealized gains on cross currency swaps (1)	Other income, net	1,973	7,860
Unrealized gains on foreign currency forward contracts (1)	Other income, net	524	—
Total		$2,343	$13,707
(1)The amounts reclassified to Other income, net in our Unaudited Condensed Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.

Net unrealized losses and gains related to our pension plans were reclassified to Other income, net in our Unaudited Condensed Consolidated Statements of Income during the three months ended March 31, 2021 and 2020.
Our policy is to reclassify the income tax effect from Accumulated other comprehensive loss to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 9. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Senior secured credit agreement:
Term loans payable	$319,375	$323,750
Revolving credit facilities	533,882	642,958
Euro Notes (2024)	586,500	610,800
Euro Notes (2026/28)	1,173,000	1,221,600
Receivables securitization facility	—	—
Notes payable through October 2030 at weighted average interest rates of 3.4% and 3.3%, respectively	21,420	24,526
Finance lease obligations at weighted average interest rates of 3.5% and 3.5%, respectively	54,505	57,336
Other debt at weighted average interest rates of 1.1% and 1.2%, respectively	46,340	15,706
Total debt	2,735,022	2,896,676
Less: long-term debt issuance costs	(15,379)	(25,225)
Less: current debt issuance costs	(7,951)	(313)
Total debt, net of debt issuance costs	2,711,692	2,871,138
Less: current maturities, net of debt issuance costs	(239,962)	(58,497)
Long term debt, net of debt issuance costs	$2,471,730	$2,812,641
Senior Secured Credit Agreement
On June 11, 2020, LKQ Corporation and certain other subsidiaries of LKQ (collectively, the "Borrowers") entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement dated January 29, 2016 (the "Credit Agreement"), which modifies the maximum permitted net leverage ratio through the quarter ending September 30, 2021. Prior to the amendment, the maximum permitted net leverage ratio was 4.00:1.00. After the amendment, the maximum permitted net leverage ratio is (i) 5.00:1.00 for the quarter ended March 31, 2021, (ii) 4.50:1.00 for the quarter ending June 30, 2021, and (iii) 4.25:1.00 for the quarter ending September 30, 2021. Beginning with the quarter ending December 31, 2021, the maximum permitted net leverage ratio reverts to the terms in effect prior to the amendment. In the event that the net leverage ratio is greater than 4.00:1.00, the Company would be restricted from repurchasing its shares. We can at any time elect to cancel the modifications to the maximum permitted net leverage ratio and revert to the terms in effect prior to the amendment subject to compliance with the 4.00:1.00 ratio. Amendment No. 4 to the Credit Agreement also made certain other immaterial modifications.
On December 14, 2020, we entered into Amendment No. 5 to the Credit Agreement; the amendment added as a borrower our subsidiary LKQ Europe GmbH, a Swiss limited liability company, and made certain other immaterial or clarifying modifications.
The total availability under the revolving credit facility's multicurrency component is $3.15 billion. Amounts outstanding under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024. Term loan borrowings, which totaled $319 million as of March 31, 2021, are due and payable in quarterly installments equal to     approximately $4 million on the last day of each fiscal quarter, with the remaining balance due and payable on January 29, 2024.
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
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at March 31, 2021 and December 31, 2020 were 1.2% and 1.7%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were $18 million classified as current maturities at both March 31, 2021 and December 31, 2020. As of March 31, 2021, there were letters of credit outstanding in the aggregate amount of $71 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at March 31, 2021 was $2.5 billion.
Related to the execution of Amendment No. 4 to the Fourth Amended and Restated Credit Agreement in June 2020, we incurred $4 million of fees, the majority of which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the agreement.
U.S. Notes (2023)
On January 10, 2020, we redeemed the $600 million aggregate principal amount of 4.75% senior notes due 2023 (the "U.S Notes (2023)") at a redemption price equal to 101.583% of the principal amount of the U.S. Notes (2023) plus accrued and unpaid interest thereon to, but not including, January 10, 2020. The total redemption payment was $614 million, including an early-redemption premium of $9 million and accrued and unpaid interest of $4 million. In the first quarter of 2020, we recorded a loss on debt extinguishment of $13 million on the Unaudited Condensed Consolidated Statements of Income related to the redemption due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
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
On April 1, 2021, we redeemed the Euro Notes 2026 at a redemption price equal to 101.813% of the principal amount of the 2026 notes plus accrued and unpaid interest thereon to, but not including, April 1, 2021. The total redemption payment was $915 million (€777 million), including an early-redemption premium of $16 million (€14 million) and accrued and unpaid interest of $16 million (€14 million). In the second quarter of 2021, we will record a loss on debt extinguishment of $24 million related to the redemption due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing on our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling

$111 million and $121 million were collateral for the investments under the receivables facility as of March 31, 2021 and December 31, 2020, respectively.
Under the receivables facility, we pay variable interest rates plus a margin on the outstanding amounts invested by the Purchasers. The variable rates are based on (i) commercial paper rates, (ii), LIBOR, or (iii) base rates, and are payable monthly in arrears. The commercial paper rate is the applicable variable rate unless conduit investors are not available to invest in the receivables at commercial paper rates. In such case, financial institutions will invest at the LIBOR rate or at base rates. We also pay a commitment fee on the excess of the investment maximum over the average daily outstanding investment, payable monthly in arrears. There was no outstanding balance as of March 31, 2021 or December 31, 2020.

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
Cash Flow Hedges
We hold interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. Changes in the fair value of the interest rate swap agreements are recorded in Accumulated other comprehensive income (loss) and are reclassified to Interest expense, net of interest income when the underlying interest payment has an impact on earnings. Our interest rate swap contracts have maturity dates in June 2021.
At December 31, 2020, we held cross currency swaps, which contained an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps were intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. Changes in the fair value of the derivative instruments were recorded in Accumulated other comprehensive income (loss) and were reclassified to Interest expense, net of interest income and Other income, net when the underlying transactions had an impact on earnings.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. Changes in the fair value of the foreign currency forward contracts where we are applying hedge accounting are recorded in Accumulated other comprehensive income (loss) and reclassified to Other income, net when the underlying transaction has an impact on earnings.
As of March 31, 2021 and December 31, 2020, we held cash flow hedges with the following notional amounts (in thousands):

	March 31, 2021		December 31, 2020
Interest rate swap agreements
USD denominated		$150,000		$480,000
Cross currency swap agreements
Euro denominated		€—		€340,000
Foreign currency forward contracts
SEK denominated	kr	—	kr	227,000

The following tables summarize the fair values of our designated cash flow hedges as of March 31, 2021 and December 31, 2020 (in thousands):

	Other Accrued Expenses
	Fair Value at March, 31 2021	Fair Value at December 31, 2020
Interest rate swap agreements	$335	$899
Cross currency swap agreements	—	56,328
Foreign currency forward contracts	—	1,350
Total cash flow hedges	$335	$58,577

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would have no effect on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.
The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)."
The activity related to our cash flow hedges is presented in either operating activities or financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.
Other Derivative Instruments Not Designated as Hedges
To manage our foreign currency exposure on non-functional currency denominated borrowings, we have entered into short term foreign currency forward contracts. We expect to enter into similar instruments as each instrument matures and expect to continue to do so until the foreign currency denominated borrowings are repaid. As of March 31, 2021, we held foreign currency forward contracts with notional amounts of $315 million and €184 million. At December 31, 2020, the notional amounts of similar contracts were €142 million and £75 million. On April 1, 2021, in connection with the redemption of the Euro Notes 2026, we entered into an additional foreign currency forward contract with a notional amount of $720 million.
We have elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date, which could result in volatility in our earnings. The fair values of these other short-term derivative instruments are recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Consolidated Balance Sheets. The fair values of these contracts at March 31, 2021 and December 31, 2020, along with the effect on our results of operations during the three months ended March 31, 2021 and 2020, were immaterial.
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at March 31, 2021 and December 31, 2020, along with the effect on our results of operations during the three months ended March 31, 2021 and 2020, were immaterial.

Note 11. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three months ended March 31, 2021, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2021 and December 31, 2020 (in thousands):

	Balance as of March 31, 2021	Fair Value Measurements as of March 31, 2021
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$79,435	$—	$79,435	$—
Foreign currency forward contracts	4,451	—	4,451	—
Total Assets	$83,886	$—	$83,886	$—
Liabilities:
Contingent consideration liabilities	$3,422	$—	$—	$3,422
Interest rate swaps	335	—	335	—
Deferred compensation liabilities	81,231	—	81,231	—
Foreign currency forward contracts	632	—	632	—
Total Liabilities	$85,620	$—	$82,198	$3,422

	Balance as of December 31, 2020	Fair Value Measurements as of December 31, 2020
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$72,250	$—	$72,250	$—
Total Assets	$72,250	$—	$72,250	$—
Liabilities:
Contingent consideration liabilities	$13,263	$—	$—	$13,263
Interest rate swaps	899	—	899	—
Deferred compensation liabilities	76,240	—	76,240	—
Cross currency swap agreements	56,328	—	56,328	—
Foreign currency forward contracts	5,190	—	5,190	—
Total Liabilities	$151,920	$—	$138,657	$13,263

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
We also have equity investments recorded in Other noncurrent assets that are reported at fair value. We have used net asset value as a practical expedient to value these equity investments and thus they are excluded from the fair value hierarchy disclosure.

Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both March 31, 2021 and December 31, 2020, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $853 million and $967 million, respectively. As of March 31, 2021 and December 31, 2020 there were no outstanding borrowings under the receivables facility. As of March 31, 2021 and December 31, 2020, the fair values of the Euro Notes (2024) were approximately $633 million and $662 million, respectively, compared to carrying values of $587 million and $611 million, respectively. As of March 31, 2021 and December 31, 2020, the fair values of the Euro Notes (2026/28) were $1.2 billion and $1.3 billion, respectively, compared to a carrying value of $1.2 billion as of both dates.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2021 and December 31, 2020 to assume these obligations. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 12. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits. As of March 31, 2021 and December 31, 2020, the aggregate funded status of the defined benefit plans was a liability of $146 million and $153 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.
Net periodic benefit cost for our defined benefit plans included the following components for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Service cost	$895	$670
Interest cost	342	718
Expected return on plan assets	(423)	(478)
Amortization of actuarial loss	437	114
Net periodic benefit cost	$1,251	$1,024

For the three months ended March 31, 2021 and 2020, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other income, net in our Unaudited Condensed Consolidated Statements of Income.

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
Our effective income tax rate for the three months ended March 31, 2021 was 26.3%, compared to 29.2% for the comparable prior year period. The lower estimated annual effective tax rate for 2021 is primarily attributable to the higher forecasted 2021 results of operations, as compared to the forecasts available during the comparable quarter in 2020, when COVID-19 pandemic economic disruptions were depressing forecasted 2020 results. Higher projected income contributes to lower anticipated valuation allowances on the tax benefit of net operating losses and suspended interest deductions in certain jurisdictions where realization may be uncertain. For the three months ended March 31, 2021, the effective tax rate was decreased 0.2% by favorable discrete items, primarily excess tax benefits on stock-based compensation. Net discrete items for the three months ended March 31, 2020 reduced the effective tax rate by 0.8%, primarily due to excess tax benefits on stock-based compensation and deferred tax adjustments as a result of statutory tax rate changes.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended March 31, 2021
Revenue:
Third Party	$1,249,374	$1,463,453	$457,959	$—	$3,170,786
Intersegment	319	—	980	(1,299)	—
Total segment revenue	$1,249,693	$1,463,453	$458,939	$(1,299)	$3,170,786
Segment EBITDA	$249,167	$140,958	$61,482	$—	$451,607
Depreciation and amortization (1)	24,260	40,258	7,079	—	71,597
Three Months Ended March 31, 2020
Revenue:
Third Party	$1,289,935	$1,363,594	$347,406	$—	$3,000,935
Intersegment	260	—	1,176	(1,436)	—
Total segment revenue	$1,290,195	$1,363,594	$348,582	$(1,436)	$3,000,935
Segment EBITDA	$211,438	$78,262	$32,232	$—	$321,932
Depreciation and amortization (1)	23,148	41,095	7,136	—	71,379
(1)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold and Restructuring and acquisition related expenses.
The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among our segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment mark to market adjustments; and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income attributable to LKQ stockholders excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense.
The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net income	$266,332	$145,979
Less: net income attributable to continuing noncontrolling interest	419	740
Less: net income attributable to discontinued noncontrolling interest	—	103
Net income attributable to LKQ stockholders	265,913	145,136
Subtract:
Net loss from discontinued operations	—	(915)
Net income attributable to discontinued noncontrolling interest	—	(103)
Net income from continuing operations attributable to LKQ stockholders	265,913	146,154
Add:
Depreciation and amortization	65,801	65,495
Depreciation and amortization - cost of goods sold	5,615	5,085
Depreciation and amortization - restructuring expenses (1)	181	799
Interest expense, net of interest income	24,179	25,931
Loss on debt extinguishment	—	12,751
Provision for income taxes	92,969	60,411
EBITDA	454,658	316,626
Subtract:
Equity in earnings of unconsolidated subsidiaries (2)	5,819	516
Equity investment mark to market adjustments	4,739	—
Add:
Restructuring and acquisition related expenses (1)	7,704	6,171
Restructuring expenses - cost of goods sold	(163)	(4)
Impairment of net assets held for sale and (gain on disposal of business)	15	(249)
Change in fair value of contingent consideration liabilities	(49)	(96)
Segment EBITDA	$451,607	$321,932
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
(2)    Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," for further information.

The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Capital Expenditures
North America	$13,335	$29,321
Europe	26,298	13,048
Specialty	2,146	2,169
Total capital expenditures	$41,779	$44,538

The following table presents assets by reportable segment (in thousands):

	March 31,	December 31,
	2021	2020
Receivables, net
North America	$401,737	$386,289
Europe	680,067	598,615
Specialty	170,570	88,485
Total receivables, net	1,252,374	1,073,389
Inventories
North America	776,512	810,798
Europe	1,278,147	1,302,649
Specialty	338,055	301,165
Total inventories	2,392,714	2,414,612
Property, plant and equipment, net
North America	569,428	583,985
Europe	556,489	583,439
Specialty	78,726	81,279
Total property, plant and equipment, net	1,204,643	1,248,703
Operating lease assets, net
North America	777,546	755,430
Europe	520,857	520,131
Specialty	74,835	77,563
Total operating lease assets, net	1,373,238	1,353,124
Equity method investments
North America	21,098	18,676
Europe	149,631	136,548
Total equity method investments	170,729	155,224
Other unallocated assets	6,271,759	6,115,481
Total assets	$12,665,457	$12,360,533

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

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue
United States	$1,605,433	$1,533,945
United Kingdom	403,438	390,619
Germany	387,876	374,552
Other countries	774,039	701,819
Total revenue	$3,170,786	$3,000,935

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	March 31,	December 31,
	2021	2020
Long-lived assets
United States	$1,423,988	$1,419,113
Germany	344,602	360,184
United Kingdom	310,013	315,333
Other countries	499,278	507,197
Total long-lived assets	$2,577,881	$2,601,827

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
You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K and in our subsequent Quarterly Reports on Form 10-Q (including this Quarterly Report).
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
Sources of Revenue
We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. Revenue from other sources includes scrap and other metal (including precious metals - platinum, palladium and rhodium) sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 4, "Revenue Recognition" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2020 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the three months ended March 31, 2021.
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

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses and Purchases of property, plant and equipment in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Beginning in the second half of March 2020, management delayed certain projects under the 1 LKQ Europe program to reduce expenses and preserve capital in response to the COVID-19 pandemic. Based on our expectations in the second quarter of 2020 that the impacts on our business from COVID-19 had stabilized, we restarted the program in July 2020 with substantially the same initiatives and projects as prior to the pandemic. While certain projects were delayed as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We have continued the project on schedule after the restart. We are targeting to complete the organizational design and implementation projects by the middle of 2021, with the remaining projects scheduled to be completed by 2024. During the three months ended March 31, 2021, we incurred $14 million in costs across all three categories noted above. We expect that costs of the program, reflecting all three categories noted above, will range between $50 million and $70 million in 2021 with an additional $80 million to $100 million between 2022 and the projected program completion date in 2024. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by the improved trade working capital initiatives across our Europe segment.
COVID-19 Impact on Our Operations
In late February 2020, the Italian government began placing restrictions on activity as a result of the COVID-19 outbreak. Sales volumes fell as fewer cars were on the road and less maintenance activity was performed. While our Italian operation is an important part of our European business, it represented approximately 10% of the segment’s revenue in 2019, and thus the disruption did not have a material impact on the Company. By mid-March, the COVID-19 impact began spreading across the rest of the geographies where we operate at a very rapid pace. Governments adopted aggressive restrictions on the operation of non-essential businesses and personal movement, which reduced miles driven and collisions. While our businesses have been deemed essential in most jurisdictions in which we operate, the change in behavior driven by the COVID-19 restrictions negatively impacted our sales volume. Our organic parts and services revenue declined by 16.8%, 4.5% and 5.2% in the second, third, and fourth quarters of 2020, respectively, relative to the comparable prior periods. We showed improvement in the third quarter of 2020 as governments gradually lifted restrictions for non-essential businesses and personal movement; however, in the fourth quarter of 2020 revenue declined as certain jurisdictions put restrictions back into place. As anticipated, April 2020 experienced the most negative revenue impact, with organic parts and services revenue (on a per day basis) down 30.3% compared to the prior year period. As movement restrictions lessened in May and June 2020, we experienced organic parts and services revenue declines (on a per day basis) of 13.2% and 7.3%, respectively, compared to the prior year periods. However, the pace of improvement flattened into the third quarter of 2020 as the increasing level of COVID-19 cases, especially in the United States, slowed the recovery. During the third quarter of 2020, organic parts and services revenue declined by 4.5% compared to the prior year period, a small improvement from the June 2020 decline of 7.3% (on a per day basis). During the fourth quarter of 2020, organic parts and services revenue declined by 6.1% (on a per day basis) and gradually worsened during the quarter with a decline of 7.2% (on a per day basis) in December. During the first quarter of 2021, organic parts and services revenue increased by 2.2% (on a per day basis) despite the continued COVID-19 impact on economic activity in the U.S. and Europe. Our revenue has been impacted to varying degrees depending on the segment, with North America experiencing the most negative impact due to the decrease in miles driven and collision activity. After seeing year over year decreases early in the pandemic, Specialty revenue has grown due to favorable trends in recreational vehicle activity. We expect consolidated revenue to continue to increase in the second quarter of 2021 off of a low base and a gradual recovery in the second half of 2021. The level of the year over year increase in revenue will depend on the extent of lockdown measures taken in response to the prevalence of the virus outbreak and the timing and effectiveness of the vaccination efforts.
Recognizing the demand changes in the first quarter of 2020, we took action in all of our business units to reduce our cost structure. These actions included, but were not limited to, employee furloughs and reductions in force, decreases in hours and overtime, lowering compensation for salaried employees, a hiring freeze, elimination of temporary labor, route consolidation, deferral of projects, and temporary branch closures. In the second quarter of 2020, these cost actions contributed to a reduction of approximately 18% in quarterly selling, general and administrative expenses compared to our first quarter 2020 run rate. We estimate that the cost actions generated a $10 million benefit in cost of goods sold compared to our second quarter of 2019. Some of the savings from the cost actions were delayed as we paid out vacation balances in April and covered medical benefits for employees in the United States during their furlough period. During the third and fourth quarters of 2020 and first quarter of 2021, we were able to sustain a portion of the cost benefits, with quarterly selling, general and administrative costs down between 6% and 10% for all periods compared to the first quarter 2020 run rate. If revenue increases during the remainder of 2021, we expect that some of the costs that were reduced as a result of COVID-19 will remain at a lower level; the management team has been implementing productivity initiatives to create lower cost structures going forward as seen in the third and fourth quarter of 2020 and first quarter of 2021 results.
We pursued certain financial assistance and relief programs that were available to us from governments in Europe and Canada, primarily in the form of grants to offset personnel expenses. During the quarter ended March 31, 2021, we qualified for $9 million of assistance. No government assistance was recorded for the three months ended March 31, 2020. We received $52 million of government assistance in 2020, with the largest portion coming in the second quarter. We currently do not anticipate qualifying for significant additional assistance in the remainder of 2021, but we still will receive some government assistance in England. This view may change in the future based on developments with the resurgence of the virus outbreak.
These cost actions lagged the revenue impact in the first and second quarters of 2020, which meant there was a negative timing impact of COVID-19 on our profitability in those periods in addition to the negative effect from reduced revenue. By the third quarter, the cost actions were aligned with the revenue changes, and we generated higher Segment

EBITDA dollars and margins than in the third quarter of 2019. In the fourth quarter of 2020 and first quarter of 2021, profitability remained higher than the prior year.
We also emphasized the preservation of capital in 2020 with a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax payment deferrals (the majority of which were paid during the third quarter of 2020), and suspension of our share buyback program (which was reinstated during the fourth quarter of 2020). This focus was successful as we improved our liquidity position at March 31, 2021 by approximately $1.4 billion relative to March 31, 2020 while managing through the disruption caused by the pandemic.
In each quarter of 2020, we prepared forecasts of future revenues, profits and cash flows to use in multiple analyses, including the interim goodwill impairment test, other impairment tests of long-lived assets, assessments of the recoverability of inventory, determination of customer and supplier rebate balances, calculation of the annual effective tax rate and evaluations of the realizability of deferred tax assets. Actual results showed an improving trend, with profitability in the second, third and fourth quarters all exceeding our prior forecast prepared in the first quarter of 2020. We will continue to assess COVID-19 developments and the potential impacts on our business in 2021 and update the applicable analyses as necessary.
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
One of our top priorities is the health and safety of our employees, customers and the communities in which we operate. We are using all reasonable efforts to follow governmental instructions and safety guidelines with respect to the operations of our facilities. We have implemented protocols across our business units designed to help ensure the health and safety of our employees, customers and communities including, but not limited to: restricting access to and enhancing cleaning and disinfecting protocols at our facilities; use of personal protective equipment; adhering to social distancing guidelines; instituting remote work arrangements for many of our employees; and restricting travel.
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

Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of goods sold	59.2%	59.6%
Gross margin	40.8%	40.4%
Selling, general and administrative expenses	26.8%	30.0%
Restructuring and acquisition related expenses	0.2%	0.2%
Impairment of net assets held for sale and (gain on disposal of business)	0.0%	(0.0)%
Depreciation and amortization	2.1%	2.2%
Operating income	11.7%	8.1%
Total other expense, net	0.6%	1.2%
Income from continuing operations before provision for income taxes	11.1%	6.9%
Provision for income taxes	2.9%	2.0%
Equity in earnings of unconsolidated subsidiaries	0.2%	0.0%
Income from continuing operations	8.4%	4.9%
Net loss from discontinued operations	—%	(0.0)%
Net income	8.4%	4.9%
Less: net income attributable to continuing noncontrolling interest	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	—%	0.0%
Net income attributable to LKQ stockholders	8.4%	4.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	March 31,		Percentage Change in Revenue
	2021	2020	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$2,931,766	$2,812,717	0.6%	(0.6)%	4.2%	4.2%
Other revenue	239,020	188,218	26.6%	—%	0.4%	27.0%
Total revenue	$3,170,786	$3,000,935	2.3%	(0.6)%	4.0%	5.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The increase in parts and services revenue of 4.2% represented increases in segment revenue of 31.8% in Specialty and 7.2% in Europe, partially offset by a decline of 8.0% in North America segment revenue. Organic parts and services revenue growth was 0.6%, which included a 1.6% negative effect from approximately one less selling day in the first quarter, resulting in a per day organic increase of 2.2%. Through February 2021, parts and services revenue was down 4.4% per day due to the continuing effects of lockdown measures related to the pandemic. In March 2021, revenue growth was 15.7% on a per day basis as the negative pandemic effect in March 2020 was more severe than in the current year. We expect to report organic growth in the second quarter of 2021 coming off a low base as April and May 2020 had the most significant negative effects from the lockdown measures. The increase in other revenue of 27.0% was primarily driven by a $50 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first quarter of 2021 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 59.2% of revenue in the three months ended March 31, 2021 from 59.6% of revenue in the three months ended March 31, 2020. Cost of goods sold decreased 0.6%, 0.2% and 0.2% in our

Europe, North America and Specialty segments, respectively, partially offset by a 0.7% increase in cost of goods sold attributable to mix. The mix impact was a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher margin North America segment made up a smaller percentage of the consolidated results, causing an unfavorable effect on the gross margin percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2021 compared to the same period of 2020.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue decreased to 26.8% in the three months ended March 31, 2021 from 30.0% in the three months ended March 31, 2020. SG&A expenses decreased over the prior year period as a result of (i) decreases of 1.2% in both our North America and Europe segments, (ii) a 0.4% decrease in our Specialty segment and (iii) a 0.4% decrease in SG&A expenses attributable to mix. The mix impact was a result of the increased revenues in our Specialty segment, as the lower SG&A expense percentage for the Specialty segment made up a larger percentage of the consolidated results, which had a favorable effect on the SG&A expense percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021		2020		Change
Total restructuring and acquisition related expenses	$7,885	(1)	$6,970	(2)	$915
(1)Restructuring expenses for the three months ended March 31, 2021 primarily consisted of (i) $5 million related to our 1 LKQ Europe program and (ii) $2 million related to the 2020 global restructuring program.
(2) Restructuring expenses for the three months ended March 31, 2020 primarily consisted of (i) $3 million related to our 2019 global restructuring program, (ii) $2 million related to our 2020 global restructuring program and (iii) $2 million related to integration costs from acquisitions.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Depreciation	$38,995	$37,204	$1,791	(1)
Amortization	26,806	28,291	(1,485)	(2)
Total depreciation and amortization	$65,801	$65,495	$306
(1)Depreciation expense increased by $2 million, primarily due to capital expenditures in our North America and Europe segments since March 31, 2020.
(2)The decrease in amortization expense primarily reflected (i) decreases of $3 million and $1 million related to the customer relationship intangible assets recorded upon our acquisitions of Stahlgruber and Rhiag, respectively, as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the three months ended March 31, 2021 compared to the prior year period, partially offset by (ii) a $2 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the three months ended March 31, 2021 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the three months ended March 31, 2020	$35,060
Decrease due to:
Interest expense, net of interest income	(1,752)	(1)
Loss on debt extinguishment	(12,751)	(2)
Other income, net	(2,591)	(3)
Net decrease	(17,094)
Other expense, net for the three months ended March 31, 2021	$17,966
(1)The decrease in interest is primarily related to (i) a $5 million decrease resulting from lower outstanding debt during the three months ended March 31, 2021 compared to the prior year period, partially offset by (ii) a $2 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the three months ended March 31, 2021 compared to the prior year period.
(2)In January 2020, we recorded a loss on debt extinguishment of $13 million related to the redemption of the U.S. Notes (2023) due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
(3)The favorable variance in Other income, net primarily related to a $4 million mark to market adjustment in 2021 for appreciation in our equity investments not accounted for under the equity method.
Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2021 was 26.3%, compared to 29.2% for the comparable prior year period. The lower estimated annual effective tax rate for 2021 is primarily attributable to the higher forecasted 2021 results of operations, as compared to the forecasts available during the comparable quarter in 2020, when COVID-19 pandemic economic disruptions were depressing forecasted 2020 results. Higher projected income contributes to lower anticipated valuation allowances on the tax benefit of net operating losses and suspended interest deductions in certain jurisdictions where realization may be uncertain. For the three months ended March 31, 2021, the effective tax rate was decreased 0.2% by favorable discrete items, primarily excess tax benefits on stock-based compensation. Net discrete items for the three months ended March 31, 2020 reduced the effective tax rate by 0.8%, primarily due to excess tax benefits on stock-based compensation and deferred tax adjustments as a result of statutory tax rate changes. See Note 13, "Income Taxes" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the three months ended March 31, 2021 increased by $5 million primarily related to improved year over year results reported by Mekonomen, which is our largest equity method investment.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended March 31, 2020, the euro, pound sterling, Czech koruna and Canadian dollar rates used to translate the 2021 statements of income increased by 9.3%, 7.8%, 7.2% and 6.0%, respectively. The positive translation effect of the change in foreign currencies against the U.S. dollar netted against the negative impact of realized and unrealized currency gains and losses for the three months ended March 31, 2021, resulting in an immaterial negative effect on diluted earnings per share relative to the prior year period.
Net Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net income attributable to continuing noncontrolling interest for the three months ended March 31, 2021 decreased an immaterial amount compared to the three months ended March 31, 2020. Net income attributable to discontinued noncontrolling interest was immaterial for the three months ended March 31, 2020 and related to the Stahlgruber Czech Republic wholesale business. See Note 2, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	% of Total Segment Revenue	2020	% of Total Segment Revenue
Third Party Revenue
North America	$1,249,374		$1,289,935
Europe	1,463,453		1,363,594
Specialty	457,959		347,406
Total third party revenue	$3,170,786		$3,000,935
Total Revenue
North America	$1,249,693		$1,290,195
Europe	1,463,453		1,363,594
Specialty	458,939		348,582
Eliminations	(1,299)		(1,436)
Total revenue	$3,170,786		$3,000,935
Segment EBITDA
North America	$249,167	19.9%	$211,438	16.4%
Europe	140,958	9.6%	78,262	5.7%
Specialty	61,482	13.4%	32,232	9.2%
The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment mark to market adjustments; and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income attributable to LKQ stockholders excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense. See Note 14, "Segment and Geographic Information" to the

unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
North America	2021	2020	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$1,018,437	$1,107,342	(8.4)%	(1)	0.0%	0.4%	(8.0)%
Other revenue	230,937	182,593	26.4%	(2)	—%	0.1%	26.5%
Total third party revenue	$1,249,374	$1,289,935	(3.5)%		0.0%	0.3%	(3.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue declined with one fewer selling day in the three months ended March 31, 2021 compared to the prior year period. On a per day basis, organic revenue declined 7.0%. The organic decline was impacted by collision and liability repairable auto claims, which, according to industry data, were approximately 14% lower for the three months ended March 31, 2021 compared to the prior year period. This decrease in claims activity was primarily due to the COVID-19 pandemic and had an adverse impact on sales volumes in our wholesale operations. Certain product lines did produce year over year growth, including remanufactured products and self service part sales. We expect to report organic growth in the second quarter of 2021 coming off a low base as April and May 2020 had the most significant negative effects from the lockdown measures.
(2)The $48 million year over year organic increase in other revenue is primarily related to (i) a $23 million increase in revenue from scrap steel due to higher prices and (ii) a $22 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices compared to the prior year. The higher prices from scrap steel and precious metals were partially offset due to lower purchase volumes and throughput mainly in our salvage operations as a result of the COVID-19 pandemic.
Segment EBITDA. Segment EBITDA increased $38 million, or 17.8%, in the first quarter of 2021 including the impact of one fewer selling day compared to the prior year period. The adverse impact of the COVID-19 pandemic on sales volumes in our wholesale operations had a negative effect on Segment EBITDA but was more than offset in part due to higher revenue from precious metals and scrap steel prices, operational efficiencies, and rightsizing actions. Net sequential increases in scrap steel prices in our salvage and self service operations had a $21 million favorable impact on Segment EBITDA during the three months ended March 31, 2021, compared to a $6 million favorable impact during the three months ended March 31, 2020 resulting from net sequential increases in scrap steel prices. This favorable impact for the three months ended March 31, 2021 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle. Additionally, increases in precious metals prices contributed an estimated $19 million in Segment EBITDA improvement relative to the first quarter of 2020.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2020	16.4%
Increase (decrease) due to:
Change in gross margin	0.6%	(1)
Change in segment operating expenses	3.1%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.2)%	(3)
Segment EBITDA for the three months ended March 31, 2021	19.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflected favorable impacts of 0.8% from our wholesale operations offset by a decline of 0.4% from our self service operations. Despite the adverse impact of the COVID-19 pandemic on sales volumes in our wholesale operations, gross margin was favorable primarily due to the positive impact of higher precious metals and scrap steel prices, lower discounting, cost reductions from operational efficiencies and rightsizing efforts, and strategic inventory purchases in the fourth quarter of 2020. The decline in self service gross margin percentage was primarily attributable to increased purchase costs in 2021 due to reduced availability of cars for purchase, partially offset by higher precious metal prices and sequential increases in scrap steel prices. Although we expect precious metals prices to decrease from near record levels, in the short term, we continue to expect a favorable impact on gross margin dollars due to lower precious metals prices in the prior year. In the mid to long term time frame, the year over year margin benefit from precious metals will decline if prices decrease as expected in 2021 compared to higher comparable prices in the prior year.
(2)    The decrease in segment operating expense as a percentage of revenue, despite the deleveraging impact of the organic revenue parts and services revenue decline of 7.0% compared to the prior year, on a per day basis, reflects (i) a favorable impact of 2.4% from personnel expenses related to permanent and temporary headcount reductions, operational efficiencies, limitations on travel, and government grants in Canada, partially offset by higher incentive compensation, (ii) a 0.6% favorable impact from distribution expenses due to rightsizing efforts and reduced miles driven and (iii) a 0.3% favorable impact from bad debt due to collections on past due debt as customers improve solvency and an increase in reserve in the prior year at the beginning of the pandemic. The impact was partially offset by a negative leverage effect of 0.3% from facility expenses, which are largely fixed. As the market recovers and volumes increase, we expect to bring back necessary resources to support our operations; however, we expect that permanent actions taken in 2020 will continue to provide a long-term favorable impact for the segment. The year over year improvement will moderate in subsequent quarters as we annualize the cost actions.
(3)     The increase in other expense, net and net income attributable to continuing noncontrolling interest was due to several individually immaterial factors that had an unfavorable impact of 0.2% in the aggregate.
Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Europe	2021	2020	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,455,370	$1,357,969	0.3%	(1.4)%	8.3%	7.2%
Other revenue	8,083	5,625	33.1%	—%	10.6%	43.7%
Total third party revenue	$1,463,453	$1,363,594	0.4%	(1.4)%	8.3%	7.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased for the three months ended March 31, 2021 despite having one fewer selling day compared to the three months ended March 31, 2020. On a per day basis, organic parts and services revenue increased 1.8%. Through February 2021, Europe parts and services revenue was down 3.4% per day due to the continuing effects of lockdown measures related to the pandemic. In March 2021, Europe reported per day revenue growth of 13.1% as the negative pandemic effect in March 2020 was more severe than in the current year. We expect to report organic growth in the second quarter of 2021 coming off a low base as April and May 2020 had the most significant negative effects from the lockdown measures.
(2)The decline for the three months ended March 31, 2021 was primarily a result of the disposal of a non-core telecommunications operation in Germany in the second quarter of 2020 and two additional smaller disposals in 2020.
(3)Compared to the prior year, exchange rates increased our revenue growth by $114 million, or 8.3%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna during the first quarter of 2021 relative to the prior year period.
Segment EBITDA. Segment EBITDA increased $63 million, or 80.1%, in the first quarter of 2021 compared to the prior year period. Our Europe Segment EBITDA included a positive year over year impact of $7 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during the first quarter of 2020. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $55 million, or 70.7%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended March 31, 2021.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2020	5.7%
Increase due to:
Change in gross margin	1.2%	(1)
Change in segment operating expenses	2.7%	(2)
Segment EBITDA for the three months ended March 31, 2021	9.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin was primarily attributable to favorable impacts of (i) 0.8% as a result of net price increases and margin improvement initiatives supporting the pursuit of profitable revenue growth, and (ii) 0.4% from the disposal of non-core operations in 2020.
(2) The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.8% from personnel costs primarily due to temporary and permanent headcount reductions, government assistance utilized by management and limited travel expenses, partially offset by increased incentive compensation, (ii) 0.6% from bad debt expense due to customers' improved solvency and an increase in reserve in the prior year at the beginning of the COVID-19 pandemic, (iii) 0.3% from freight, vehicle and fuel expenses due to cost savings from restructuring activities primarily due to exiting facilities and route consolidation, (iv) 0.2% in transformation expenses related to the 1 LKQ Europe program, and (v) other individually immaterial factors that had an impact of 0.8% in the aggregate.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended March 31,		Percentage Change in Revenue
Specialty	2021	2020	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$457,959	$347,406	30.9%	0.4%	0.5%	31.8%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$457,959	$347,406	30.9%	0.4%	0.5%	31.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 30.9% for the first quarter of 2021 compared to the prior year first quarter despite one fewer selling day. On a per day basis, organic revenue increased 33.0%. The organic increase was primarily due to strong demand for our products across all channels of our business. We believe the revenue growth was driven by our competitive advantage with our delivery service teams that enabled us to keep up with the strong demand and have more available inventory than our competitors.
Segment EBITDA. Segment EBITDA increased $29 million, or 90.7%, in the first quarter of 2021 compared to the prior year first quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2020	9.2%
Increase due to:
Change in gross margin	1.5%	(1)
Change in segment operating expenses	2.7%	(2)
Segment EBITDA for the three months ended March 31, 2021	13.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflects favorable impacts of (i) 2.3% due to favorable product and channel mix as well as changes in customer discounts due to inventory availability for the first quarter of 2021 and (ii) 0.4% due to freight income, reflecting higher shipping and handling fees tied to increased usage of third-party carriers (the offsetting delivery cost is a component of freight expense as mentioned below in the operating expenses discussion), partially offset by (iii) 0.9% related to customer rebates that were lower in the first quarter of 2020 due to lower volumes attributable to the COVID-19 pandemic and (iv) 0.3% higher product cost due to strategic purchase efforts in the fourth quarter of 2019 which benefited the first quarter of 2020 as they were recognized over a turn of inventory.
(2)    The decrease in segment operating expenses as a percentage of revenue, which includes the operating leverage impact from the organic parts and services revenue growth of 33.0% compared to the prior year, reflects a favorable impact of (i) 2.3% in personnel costs due to cost reductions in the second half of 2020, partially offset by increased incentive compensation, and (ii) several individually immaterial factors that had a favorable impact of 0.8% in the aggregate, partially offset by (iii) a 0.4% unfavorable impact in freight, vehicle and fuel expenses due to an increased use of third party freight due to customer mix.
Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020
Cash and cash equivalents	$590,194	$312,154	$332,784
Total debt (1)	2,735,022	2,896,676	3,788,555
Current maturities (2)	247,913	58,810	91,241
Capacity under credit facilities (3)	3,260,000	3,260,000	3,260,000
Availability under credit facilities (3)	2,654,767	2,546,081	1,528,449
Total liquidity (cash and cash equivalents plus availability under credit facilities)	3,244,961	2,858,235	1,861,233
(1)     Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $23 million, $26 million and $25 million as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively).
(2)     Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $8 million as of March 31, 2021 and immaterial amounts as of both December 31, 2020 and March 31, 2020).
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
As of March 31, 2021, we had debt outstanding and additional available sources of financing as follows:
•Senior secured credit facilities maturing in January 2024, composed of term loans totaling $350 million ($319 million outstanding at March 31, 2021) and $3.15 billion in revolving credit ($534 million outstanding at March 31, 2021), bearing interest at variable rates (although a portion of the outstanding debt is hedged through interest rate swap contracts), with availability reduced by $71 million of amounts outstanding under letters of credit
•Euro Notes (2024) totaling $587 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2026/28) totaling $1.2 billion (€1.0 billion), consisting of (i) €750 million maturing in April 2026 and bearing interest at a 3.625% fixed rate, and (ii) €250 million maturing in April 2028 and bearing interest at a 4.125% fixed rate
•Receivables securitization facility with availability up to $110 million (no outstanding balance as of March 31, 2021), maturing in November 2021 and bearing interest at variable commercial paper rates
As of March 31, 2021, we had approximately $2.7 billion available under our credit facilities. Combined with $590 million of cash and cash equivalents at March 31, 2021, we had approximately $3.2 billion in available liquidity, an increase of

$387 million from our available liquidity as of December 31, 2020. On April 1, 2021, we redeemed the Euro Notes (2026) with proceeds from borrowings on our revolving credit facility and cash on hand. After giving effect to this transaction, we had approximately $1.9 billion available under our credit facilities and $2.3 billion in available liquidity. The redemption will lower our weighted average cost of debt and provide meaningful interest expense savings in the current rate environment.
We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. To support our liquidity position during the COVID-19 pandemic, we focused on preserving cash during the expected period of reduced demand. Our action plan to strengthen our liquidity position included a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax deferrals, and suspension of our share buyback program, in addition to the cost saving measures discussed in the "COVID-19 Impact on Our Operations" section above. Given our success in strengthening our liquidity position as of September 30, 2020, we recommenced our share buyback program during the fourth quarter of 2020. Our 2021 plan includes spending to rebuild inventory levels and support growth driven capital projects. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the COVID-19 pandemic are reasonably likely to materially affect our liquidity and capital resources negatively in the future.
With $3.2 billion of total liquidity as of March 31, 2021 and $248 million of current maturities, we have access to funds to meet our near term commitments even if the pandemic effect extends longer than our current expectations. We have a surplus of current assets over current liabilities, which further reduces the risk of short term cash shortfalls.
Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of March 31, 2021):

	Covenant Level	Ratio Achieved as of March 31, 2021
Maximum net leverage ratio	5.00:1.00	1.4
Minimum interest coverage ratio	3.00:1.00	16.3
The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
We amended our senior secured credit facility in June 2020 to increase the maximum net leverage ratio effective with our compliance certificate filed with respect to the second quarter of 2020; refer to "Senior Secured Credit Agreement" in Note 9, "Long-Term Obligations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the June 2020 amendment. We entered into the amendment out of an abundance of caution to reduce the risk of breaching the net leverage covenant if the pandemic had a severe and extended effect on profitability. Our internal models from the first quarter of 2020 suggested that we would be able to meet our payment obligations during the pandemic, but there was a risk that we might exceed the maximum 4.0x net leverage ratio in the event a severe downside scenario developed. With the amendment and the better than forecasted performance since the pandemic began, we believe that we have significantly reduced the risk of a covenant breach, including by reducing our net leverage ratio relative to the second quarter of 2020 in each successive quarter.
The indentures relating to our Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds on the credit facility. The indentures do not prohibit amendments to the financial covenants under the credit facility as needed.
In the long term, while we believe that we have adequate capacity under our existing credit facilities, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements, such as (i) our November 2018 amendment to our senior secured credit facility and (ii) the issuance of the Euro Notes (2026/28) in April 2018 related to the Stahlgruber acquisition. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.
Beginning in 2019, a number of our European suppliers began participating in a supply chain financing initiative in select countries under which they may sell their accounts receivable to the participating financial institutions, allowing us to extend payment terms which in turn improves our operating cash flows. The initiative allows our suppliers to monetize the receivables prior to their payment date, subject to payment of a discount. We expect more suppliers will begin participating in our European supply chain financing initiative in 2021. Financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. The initiative is at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions did not continue to purchase receivables from our suppliers under the initiative, the participating vendors may need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the initiative to the participating financial institutions are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets.
Borrowings under the credit agreement accrue interest at variable rates which are tied to LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate that is subject to change quarterly based on our reported leverage ratio. We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, from time to time, we hold currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our credit agreement at March 31, 2021 was 1.2%. Including our senior notes, our overall weighted average interest rate on borrowings was 3.0% at March 31, 2021.
After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR. At this time, no consensus exists as to which reference rates may become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a group of market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to LIBOR. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. Outstanding debt under our Credit Agreement, which constitutes the most significant of our LIBOR-based debt obligations, contains provisions that address the potential discontinuation of LIBOR and facilitate the adoption of an alternative rate of interest. We do not believe that the discontinuation of LIBOR, or its replacement with an alternative reference rate or rates such as the SOFR, will have a material impact on our results of operations, financial position or liquidity.
Cash interest payments were $6 million for the three months ended March 31, 2021; these payments will increase by $33 million in the second quarter of 2021 as a result of our semi-annual interest payments on our Euro Notes (2024) and Euro Notes (2026/2028). Interest payments on our Euro Notes (2024) and Euro Notes (2026/2028) are made in April and October.
We had outstanding credit agreement borrowings of $853 million and $967 million at March 31, 2021 and December 31, 2020, respectively. Of these amounts, $18 million was classified as current maturities at both March 31, 2021 and December 31, 2020.
The scheduled maturities of long-term obligations outstanding at March 31, 2021 are as follows (in thousands):

Nine months ending December 31, 2021 (1):	$237,439
Years ending December 31:
2022	32,964
2023	25,859
2024	2,119,764
2025	7,408
Thereafter	311,588
Total debt (2)	$2,735,022
(1)    Maturities of long-term obligations due by December 31, 2021 includes $55 million of short-term debt that may be extended beyond the current due date. Of the €750 million 2026 notes that were redeemed on April 1, 2021, in the table above $159 million is included in 2021 (reflecting the amount repaid with cash on hand) and $721 million is included in 2024 (reflecting the amount repaid using borrowings under the revolving credit facility).
(2)    The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $23 million as of March 31, 2021).

Our credit agreement contains customary covenants that impose limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of March 31, 2021.
As of March 31, 2021, the Company had cash and cash equivalents of $590 million, of which $496 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Cuts and Jobs Act (the "Tax Act") and the related imposition of the transition tax on the deemed repatriation of historical earnings of foreign subsidiaries as of December 31, 2017. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income (“GILTI”) regime. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
North America	$260,000	$328,700	$(68,700)	(1)
Europe	893,600	867,800	25,800	(2)
Specialty	391,300	307,300	84,000	(3)
Total	$1,544,900	$1,503,800	$41,100
(1)Inventory purchases across the North America segment have decreased in the three months ended March 31, 2021 compared to the prior year period. We are rebuilding our inventory levels after decreases in 2020 due to the COVID-19 pandemic, however, they did not reach our desired levels in the first quarter due to ocean freight driven delays in shipping and overall pandemic driven lower production volumes.
(2)The increase in inventory purchases in our Europe segment was primarily due to the increase of $77 million attributable to the increase in the value of the euro, and to a lesser extent, the pound sterling in the three months ended March, 31 2021 compared to the prior year period. On a constant currency basis, inventory purchases decreased compared to 2020, primarily due to ocean freight driven delays in shipping and overall pandemic driven lower production volumes as we attempt to rebuild our inventory levels.
(3)The increase in inventory purchases in the Specialty segment was primarily due to required restocking to keep up with the high demand for our products.
The following table sets forth a summary of our global wholesale salvage and self service procurement for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020	% Change
North America wholesale salvage cars and trucks	50	72	(30.6)%
Europe wholesale salvage cars and trucks	7	7	0.0%
Self service and "crush only" cars	137	149	(8.1)%
Salvage purchases decreased relative to the prior year primarily due to limitations on vehicles at auctions due to the COVID-19 pandemic. Self service vehicle purchases declined due to (i) increased competition in the market due to rising costs of precious metals and scrap steel and (ii) fewer purchases due to the elimination of underperforming locations in accordance with the 2020 restructuring plan.

We expect to increase inventory purchases in 2021 to support the service and fill rate requirements of our businesses based on the revenue trend and expectations for full year 2021, including normal seasonality, as our inventory levels in 2020 decreased due to the COVID-19 pandemic. However, we expect to be able to operate effectively at a lower inventory balance than at the end of 2019, before the impacts of the pandemic.
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the three months ended March 31, 2020	$195
Increase (decrease) due to:
Operating income	130	(1)
Cash paid for taxes	(94)	(2)
Cash paid for interest	8
Working capital accounts: (3)
Receivables, net	(134)
Inventories	(6)
Accounts payable	359
Other operating activities	65	(4)
Net cash provided by operating activities for the three months ended March 31, 2021	$523
(1)    Refer to the Results of Operations - Consolidated section for further information on the increase in operating income.
(2)    Cash payments related to income taxes increased for U.S. federal and state income taxes due to a projected increase in pretax income and the timing of estimated tax payments.
(3)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
Receivables, net was a $134 million greater outflow in 2021 primarily due to a significant increase in March 2021 revenue compared to March 2020, which translated to higher receivables balances and larger net outflows in the North America segment (of $36 million), in the Europe segment (of $57 million) and in the Specialty segment (of $42 million).
Inventories represented $6 million in incremental cash outflows in the first three months of 2021 compared to the same period of 2020. We expected a larger cash outflow in the first quarter as we work to rebuild our inventory levels, but as described in the procurement section, we were delayed in doing so. We now anticipate that the inventory build will take place over the balance of the year.
Accounts payable produced $359 million in higher cash inflows primarily due to higher accounts payable balances in the North America segment (of $205 million) due to timing of payments, and the Europe segment (of $148 million) compared to the prior year period, as a result of timing of payments and benefits of extended payment terms, including through our supply chain financing initiatives.
(4)    Cash flows from other operating activities increased $22 million as a result of the timing of value added tax payables payments compared to the prior year. The remaining amount reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $33 million and $45 million for the three months ended March 31, 2021 and 2020, respectively. Property, plant and equipment purchases were $42 million in the three months ended March 31, 2021 compared to $45 million in the prior year period. We invested $2 million of cash, net of cash acquired, in business acquisitions during the three months ended March 31, 2021 compared to $7 million during the three months ended March 31, 2020. We received $14 million of net proceeds from divestitures of businesses held for sale and property, plant and equipment in the three months ended March 31, 2021, compared to $7 million in the prior year period.
The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by operating activities	$522,512	$194,563
Less: purchases of property, plant and equipment	41,779	44,538
Free cash flow	$480,733	$150,025
Net cash used in financing activities totaled $208 million and $335 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, net repayments of our borrowings totaled $83 million compared to $230 million during the three months ended March 31, 2020. Financing cash outflows for the three months ended March 31, 2020 included the $600 million repayment of our U.S. Notes (2023) in January 2020. We repurchased $57 million of our common stock in the three months ended March 31, 2021, compared to $88 million in the three months ended March 31, 2020. In January 2021, we settled our cross currency swap with the counterparty for $57 million due to strengthening in the Euro exchange rate relative to the contract rate.
We intend to continue to evaluate markets for potential growth through the internal development of distribution centers, processing and sales facilities, and warehouses, through further integration of our facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts and costs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates; and
•commodity prices.
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 49.4% and 50.5% of our revenue during the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.9% change in our consolidated revenue and a 3.0% change in our operating income for the three months ended March 31, 2021. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2021 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated financing transactions, we may hedge the exposure through the use of foreign currency forward contracts. As of March 31, 2021, we held short term foreign currency forward contracts with notional amounts of $315 million and €184 million. In connection with the redemption of the Euro Notes (2026) on April 1, 2021, we entered into a short term foreign currency forward contract for $720 million. We expect to enter into similar instruments as each instrument matures and expect to continue to do so until the foreign currency denominated borrowings are repaid. The values of these contracts are subject to changes in foreign currency exchange rates.
Other than with respect to a portion of our foreign currency denominated inventory purchases and certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of March 31, 2021, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €1.0 billion under our Euro Notes (2026/28) (€250 million after our April 2021 redemption of the 2026 notes), and £40 million, €85 million, and SEK 210 million under our revolving credit facilities. As of December 31, 2020, we had outstanding borrowings of €500 million under our Euro Notes (2024), and €1.0 billion under our Euro Notes (2026/28); we had no foreign borrowings under our revolving credit facilities.
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
As of March 31, 2021, we held interest rate swap contracts with a total notional amount of $150 million, maturing in June 2021. All of our interest rate swap contracts have been executed with banks that we believe are creditworthy (Wells Fargo Bank, N.A. and Banco Bilbao Vizcaya Argentaria, S.A.). As of March 31, 2021, the fair value of the interest rate swap contracts was a liability of $0.3 million. The values of such contracts are subject to changes in interest rates.
In total, we had 18% of our variable rate debt under our credit facilities at fixed rates at March 31, 2021 compared to 87% at December 31, 2020. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At March 31, 2021, we had approximately $703 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $7 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals such as platinum, palladium and rhodium). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended March 31, 2021 increased 35% over the average for the fourth quarter of 2020. The average prices of rhodium, platinum and palladium for the three months ended March 31, 2021 increased by 59%, 20% and 5%, respectively, over the average for the fourth quarter of 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. There have been no material changes to the legal proceedings previously disclosed in our 2020 Form 10-K other than as follows:
In April 2021, the Company was advised that the U.S. Environmental Protection Agency ("EPA") planned to issue enforcement letters regarding concerns with our NPDES stormwater permits at seven of our facilities. We have not yet received those letters. We do not expect that any proposed penalty will have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2020 Form 10-K for information concerning risks and uncertainties that could negatively impact us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we may purchase up to $500 million of our common stock from time to time through October 25, 2021. Repurchases under the program may be made at management's discretion in the open market, in privately negotiated transactions or pursuant to instruments or plans complying with Rule 10b5-1. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases.
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
The following table summarizes our stock repurchases for the three months ended March 31, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	410	$35.20	410	$516,477
February 1, 2021 - February 28, 2021	503	$38.43	503	$497,127
March 1, 2021 - March 31, 2021	573	$40.52	573	$473,916
Total	1,486		1,486

Item 6. Exhibits
Exhibits
(b) Exhibits

4.1	Amendment No. 5 dated as of December 14, 2020 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent.
10.1	Change of Control Agreement between LKQ Corporation and Genevieve L. Dombrowski dated as of March 22, 2021.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2021.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)