Form 10-Q
period 2021-06-30
LKQ CORP
filed 2021-08-04
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At July 30, 2021, the registrant had outstanding an aggregate of 293,875,364 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$3,435,114	$2,626,323	$6,605,900	$5,627,258
Cost of goods sold	2,019,405	1,615,319	3,896,477	3,402,378
Gross margin	1,415,709	1,011,004	2,709,423	2,224,880
Selling, general and administrative expenses	901,667	737,369	1,750,232	1,637,180
Restructuring and acquisition related expenses	5,069	24,950	12,954	31,920
(Gain) loss on disposal of businesses and impairment of net assets held for sale	(597)	2,485	(582)	2,236
Depreciation and amortization	64,896	65,747	130,697	131,242
Operating income	444,674	180,453	816,122	422,302
Other expense (income):
Interest expense, net of interest income	16,172	25,616	40,351	51,547
Loss on debt extinguishment	23,564	—	23,564	12,751
Other income, net	(4,311)	(8,174)	(10,524)	(11,796)
Total other expense, net	35,425	17,442	53,391	52,502
Income from continuing operations before provision for income taxes	409,249	163,011	762,731	369,800
Provision for income taxes	107,719	41,869	200,688	102,280
Equity in earnings (losses) of unconsolidated subsidiaries	3,478	(2,649)	9,297	(2,133)
Income from continuing operations	305,008	118,493	571,340	265,387
Net income (loss) from discontinued operations	—	277	—	(638)
Net income	305,008	118,770	571,340	264,749
Less: net income (loss) attributable to continuing noncontrolling interest	384	(22)	803	718
Less: net income attributable to discontinued noncontrolling interest	—	—	—	103
Net income attributable to LKQ stockholders	$304,624	$118,792	$570,537	$263,928

Basic earnings per share: (1)
Income from continuing operations	$1.01	$0.39	$1.89	$0.87
Net income (loss) from discontinued operations	—	0.00	—	(0.00)
Net income	1.01	0.39	1.89	0.87
Less: net income (loss) attributable to continuing noncontrolling interest	0.00	(0.00)	0.00	0.00
Less: net income attributable to discontinued noncontrolling interest	—	—	—	0.00
Net income attributable to LKQ stockholders	$1.01	$0.39	$1.89	$0.86

Diluted earnings per share: (1)
Income from continuing operations	$1.01	$0.39	$1.89	$0.87
Net income (loss) from discontinued operations	—	0.00	—	(0.00)
Net income	1.01	0.39	1.89	0.87
Less: net income (loss) attributable to continuing noncontrolling interest	0.00	(0.00)	0.00	0.00
Less: net income attributable to discontinued noncontrolling interest	—	—	—	0.00
Net income attributable to LKQ stockholders	$1.01	0.39	$1.89	$0.86
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$305,008	$118,770	$571,340	$264,749
Less: net income (loss) attributable to continuing noncontrolling interest	384	(22)	803	718
Less: net income attributable to discontinued noncontrolling interest	—	—	—	103
Net income attributable to LKQ stockholders	304,624	118,792	570,537	263,928

Other comprehensive income (loss):
Foreign currency translation, net of tax	21,864	31,334	(2,708)	(72,631)
Net change in unrealized gains/losses on cash flow hedges, net of tax	211	(31)	869	(7,352)
Net change in unrealized gains/losses on pension plans, net of tax	313	1,875	626	1,995
Other comprehensive income (loss) from unconsolidated subsidiaries	2,644	962	(868)	(890)
Other comprehensive income (loss)	25,032	34,140	(2,081)	(78,878)

Comprehensive income	330,040	152,910	569,259	185,871
Less: comprehensive income (loss) attributable to continuing noncontrolling interest	384	(22)	803	718
Less: comprehensive income attributable to discontinued noncontrolling interest	—	—	—	103
Comprehensive income attributable to LKQ stockholders	$329,656	$152,932	$568,456	$185,050
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$328,700	$312,154
Receivables, net	1,225,735	1,073,389
Inventories	2,394,147	2,414,612
Prepaid expenses and other current assets	219,952	233,877
Total current assets	4,168,534	4,034,032
Property, plant and equipment, net	1,207,156	1,248,703
Operating lease assets, net	1,368,143	1,353,124
Intangible assets:
Goodwill	4,568,087	4,591,569
Other intangibles, net	768,471	814,219
Equity method investments	168,467	155,224
Other noncurrent assets	189,201	163,662
Total assets	$12,438,059	$12,360,533
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,191,250	$932,406
Accrued expenses:
Accrued payroll-related liabilities	214,288	208,718
Refund liability	106,331	102,148
Other accrued expenses	363,891	334,890
Other current liabilities	110,500	130,021
Current portion of operating lease liabilities	201,071	221,811
Current portion of long-term obligations	90,825	58,497
Total current liabilities	2,278,156	1,988,491
Long-term operating lease liabilities, excluding current portion	1,215,279	1,197,963
Long-term obligations, excluding current portion	2,360,685	2,812,641
Deferred income taxes	285,426	291,421
Other noncurrent liabilities	380,427	374,640
Commitments and contingencies
Redeemable noncontrolling interest	24,077	24,077
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 321,260,012 shares issued and 296,287,913 shares outstanding at June 30, 2021; 320,867,602 shares issued and 303,553,000 shares outstanding at December 31, 2020	3,212	3,208
Additional paid-in capital	1,458,993	1,444,584
Retained earnings	5,346,577	4,776,040
Accumulated other comprehensive loss	(101,090)	(99,009)
Treasury stock, at cost; 24,972,099 shares at June 30, 2021 and 17,314,602 shares at December 31, 2020	(829,768)	(469,105)
Total Company stockholders' equity	5,877,924	5,655,718
Noncontrolling interest	16,085	15,582
Total stockholders' equity	5,894,009	5,671,300
Total liabilities and stockholders' equity	$12,438,059	$12,360,533
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$571,340	$264,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,340	144,309
Stock-based compensation expense	16,793	15,763
Loss on debt extinguishment	23,564	12,751
Other	(24,516)	(1,318)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(161,334)	(5,111)
Inventories	7,284	445,493
Prepaid income taxes/income taxes payable	(18,800)	84,125
Accounts payable	284,472	(172,140)
Other operating assets and liabilities	91,947	124,431
Net cash provided by operating activities	933,090	913,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(87,854)	(77,301)
Proceeds from disposals of property, plant and equipment	11,820	6,110
Acquisitions, net of cash acquired	(29,480)	(5,465)
Other investing activities, net	(3,502)	685
Net cash used in investing activities	(109,016)	(75,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	(16,014)	(9,498)
Repayment of Euro Notes (2026)	(883,275)	—
Repayment of U.S. Notes (2023)	—	(600,000)
Borrowings under revolving credit facilities	3,613,568	494,485
Repayments under revolving credit facilities	(2,792,867)	(601,480)
Repayments under term loans	(323,750)	(8,750)
Borrowings under receivables securitization facility	—	111,300
Repayments under receivables securitization facility	—	(111,300)
Borrowings (repayments) of other debt, net	39,533	(66,073)
Settlement of derivative instruments, net	(88,743)	—
Purchase of treasury stock	(343,830)	(88,006)
Other financing activities, net	(13,329)	(10,832)
Net cash used in financing activities	(808,707)	(890,154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,179	(5,358)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,546	(58,431)
Cash, and cash equivalents of continuing operations, beginning of period (1)	312,154	528,387
Add: Cash, and cash equivalents of discontinued operations, beginning of period	—	6,470
Cash, and cash equivalents of continuing and discontinued operations, beginning of period	312,154	534,857
Cash, and cash equivalents, end of period	$328,700	$476,426

(1) The balance as of January 1, 2020 included restricted cash of $5 million.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2021	2020
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$226,400	$24,452
Interest	45,184	55,910
Supplemental disclosure of noncash investing and financing activities:
Leased assets obtained in exchange for finance lease liabilities	$4,279	$8,225
Leased assets obtained in exchange for operating lease liabilities	137,129	90,961
Noncash property, plant and equipment and software intangible additions in accounts payable and other accrued expenses	8,878	7,200
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions and disposals	2,556	6,136
Notes receivable and contingent consideration receivable acquired in connection with disposal of business	—	8,549
Contingent consideration liabilities	—	3,045

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2021	321,171	$3,212	(18,801)	$(526,084)	$1,449,667	$5,041,953	$(126,122)	$16,001	$5,858,627
Net income	—	—	—	—	—	304,624	—	384	305,008
Other comprehensive income	—	—	—	—	—	—	25,032	—	25,032
Purchase of treasury stock	—	—	(6,171)	(303,684)	—	—	—	—	(303,684)
Vesting of restricted stock units, net of shares withheld for employee tax	89	—	—	—	325	—	—	—	325
Stock-based compensation expense	—	—	—	—	9,001	—	—	—	9,001
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(142)	(142)
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	—	(158)	(158)
BALANCE, June 30, 2021	321,260	$3,212	(24,972)	$(829,768)	$1,458,993	$5,346,577	$(101,090)	$16,085	$5,894,009

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2020	320,439	$3,204	(16,496)	$(439,819)	$1,425,600	$4,282,753	$(313,903)	$29,484	$4,987,319
Net income (loss)	—	—	—	—	—	118,792	—	(22)	118,770
Other comprehensive income	—	—	—	—	—	—	34,140	—	34,140
Vesting of restricted stock units, net of shares withheld for employee tax	91	1	—	—	(57)	—	—	—	(56)
Stock-based compensation expense	—	—	—	—	7,795	—	—	—	7,795
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(27)	(27)
BALANCE, June 30, 2020	320,530	$3,205	(16,496)	$(439,819)	$1,433,338	$4,401,545	$(279,763)	$29,435	$5,147,941

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2021	320,868	$3,208	(17,315)	$(469,105)	$1,444,584	$4,776,040	$(99,009)	$15,582	$5,671,300
Net income	—	—	—	—	—	570,537	—	803	571,340
Other comprehensive loss	—	—	—	—	—	—	(2,081)	—	(2,081)
Purchase of treasury stock	—	—	(7,657)	(360,663)	—	—	—	—	(360,663)
Vesting of restricted stock units, net of shares withheld for employee tax	392	4	—	—	(2,384)	—	—	—	(2,380)
Stock-based compensation expense	—	—	—	—	16,793	—	—	—	16,793
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(142)	(142)
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	—	(158)	(158)
BALANCE, June 30, 2021	321,260	$3,212	(24,972)	$(829,768)	$1,458,993	$5,346,577	$(101,090)	$16,085	$5,894,009

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2020	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
Net income	—	—	—	—	—	263,928	—	821	264,749
Other comprehensive loss	—	—	—	—	—	—	(78,878)	—	(78,878)
Purchase of treasury stock	—	—	(3,300)	(88,006)	—	—	—	—	(88,006)
Vesting of restricted stock units, net of shares withheld for employee tax	491	5	—	—	(2,130)	—	—	—	(2,125)
Stock-based compensation expense	—	—	—	—	15,763	—	—	—	15,763
Exercise of stock options	112	1	—	—	1,466	—	—	—	1,467
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	314	314
Adoption of ASU 2016-13	—	—	—	—	—	(2,519)	—	—	(2,519)
Disposition of subsidiary with noncontrolling interests(1)	—	—	—	—	—	—	—	(11,404)	(11,404)
BALANCE, June 30, 2020	320,530	$3,205	(16,496)	$(439,819)	$1,433,338	$4,401,545	$(279,763)	$29,435	$5,147,941
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
The coronavirus disease 2019 ("COVID-19") pandemic and the resulting governmental actions taken to control the virus have impacted, and are expected to continue to impact, our business in 2020 and 2021. The effects include, but are not limited to, a reduction in demand for our products and services relative to 2019, liquidity challenges for certain of our customers and suppliers, and organizational changes, such as personnel reductions and route consolidation undertaken mostly in 2020, driven by cost actions to mitigate the revenue decline. We have considered COVID-19 impacts in the preparation of our financial statements and footnotes. Specific disclosures are presented in the following footnotes as applicable.
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

Note 3. Financial Statement Information
Allowance for Credit Losses
Receivables, net are reported net of an allowance for credit losses. Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected lifetime credit losses was $69 million and $70 million as of June 30, 2021 and December 31, 2020, respectively. Bad debt expense totaled $1 million and $14 million for the three months ended June 30, 2021 and 2020, respectively, and $4 million and $24 million for the six months ended June 30, 2021 and 2020, respectively.
Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Aftermarket and refurbished products	$1,984,301	$2,025,002
Salvage and remanufactured products	382,565	368,815
Manufactured products	27,281	20,795
Total inventories	$2,394,147	$2,414,612
Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of June 30, 2021, manufactured products inventory was composed of $21 million of raw materials, $4 million of work in process, and $2 million of finished goods. As of December 31, 2020, manufactured products inventory was composed of $16 million of raw materials, $3 million of work in process, and $2 million of finished goods.
Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2020 and we determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 30%. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. We did not identify a triggering event in 2021 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $168 million and $155 million as of June 30, 2021 and December 31, 2020, respectively.
Europe Segment
Our investment in unconsolidated subsidiaries in Europe was $147 million and $137 million as of June 30, 2021 and December 31, 2020, respectively. We recorded equity in earnings of $3 million and $9 million during the three and six months ended June 30, 2021, respectively, and equity in losses of an immaterial amount and equity in earnings of $1 million during the three and six months ended June 30, 2020, respectively, mainly related to our investment in Mekonomen AB ("Mekonomen").
We are accounting for our 26.6% equity interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of June 30, 2021, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $7 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.
Mekonomen announced in March 2020 and February 2021, respectively, that the Mekonomen Board of Directors proposed no dividend payment in 2020 or 2021. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at June 30, 2021 was $245 million (using the Mekonomen share price of SEK 141 as of June 30, 2021) compared to a carrying value of $137 million.
North America Segment
Our investment in unconsolidated subsidiaries in the North America segment was $21 million and $19 million as of June 30, 2021 and December 31, 2020, respectively. We recorded equity in earnings of an immaterial amount for each of the three and six months ended June 30, 2021, and equity in losses of $3 million during both the three and six months ended June 30, 2020, related to our North America equity method investments.
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
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2020	$27,914
Warranty expense	37,117
Warranty claims	(35,238)
Balance as of June 30, 2021	$29,793
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
Government Assistance
During the three and six months ended June 30, 2021 and 2020, we recorded financial assistance from foreign governments, primarily in the form of grants, as credits in the following amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of goods sold	$219	$469	$363	$469
Selling, general and administrative expenses	5,393	32,174	14,238	32,174
Total government assistance	$5,612	$32,643	$14,601	$32,643
For the six months ended June 30, 2021 and 2020, we received grants from European governments of $11 million and $28 million, respectively, with the remaining amounts related to Canada.
Financial assistance received from governments is recorded during the period in which we incur the costs that the assistance is intended to offset (and only if it is probable that we will meet the conditions required under the terms of the assistance).
Leases - Cash Flow Disclosure
The amount disclosed for Leased assets obtained in exchange for operating lease liabilities for the six months ended June 30, 2020 in the supplemental disclosure of noncash investing and financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows includes an immaterial correction of $55 million to address an omission of the impact of lease modifications and terminations.
Stockholders' Equity
Treasury Stock
As of June 30, 2021, our Board of Directors had authorized a stock repurchase program under which we may purchase up to $1.0 billion of our common stock from time to time through October 25, 2022. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Repurchased shares are accounted for as treasury stock using the cost method.
During the three and six months ended June 30, 2021, we repurchased 6.2 million and 7.7 million shares of common stock, respectively, for an aggregate price of $304 million and $361 million, respectively, of which $17 million settled for cash in July. During the six months ended June 30, 2020, we repurchased 3.3 million shares of common stock for an aggregate price of $88 million; we did not repurchase any shares during the three months ended June 30, 2020. As of June 30, 2021, there was $170 million of remaining capacity under our repurchase program. Subsequent to quarter end through July 23, 2021, we repurchased an additional 2.0 million shares for $100 million.
On July 28, 2021, our Board of Directors authorized a $1.0 billion increase and a two year extension to our stock repurchase program, raising the aggregate authorization under the program to $2.0 billion and authorizing repurchases through October 25, 2024.
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
Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
North America	$1,077,171	$892,826	$2,095,608	$2,000,168
Europe	1,569,697	1,206,330	3,025,067	2,564,299
Specialty	531,403	404,002	989,362	751,408
Parts and services	3,178,271	2,503,158	6,110,037	5,315,875
Other	256,843	123,165	495,863	311,383
Total revenue	$3,435,114	$2,626,323	$6,605,900	$5,627,258

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
Our service-type warranties typically have service periods ranging from 6 months to 36 months. Proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance as of January 1, 2021	$25,622
Additional warranty revenue deferred	30,962
Warranty revenue recognized	(26,966)
Balance as of June 30, 2021	$29,618

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
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under FASB Accounting Standards Codification Topic 606 ("ASC 606"), we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $106 million and $59 million, respectively, as of June 30, 2021, and $102 million and $57 million, respectively, as of December 31, 2020. The refund liability is presented separately on the Unaudited Condensed Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $102 million and $127 million as of June 30, 2021 and December 31, 2020, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our unaudited condensed consolidated financial statements.

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
During the three and six months ended June 30, 2020, we incurred $2 million and $5 million, respectively, of restructuring expenses under this program, primarily related to facility exit costs and employee-related costs. The program costs incurred during the three and six months ended June 30, 2020, primarily related to our Europe and North America segments.
The actions under this program are substantially complete, and the expenses incurred during the three and six months ended June 30, 2021 were immaterial. We estimate that total program costs will be approximately $46 million, of which approximately $31 million, $14 million and $1 million will be in our Europe, North America and Specialty segments, respectively. As of June 30, 2021, the remaining expected costs and restructuring liabilities related to this program were immaterial.
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
During the three and six months ended June 30, 2021, we recognized restructuring expenses of $4 million and $6 million, respectively, which included employee-related costs, facility exit costs, and a $3 million gain in the first quarter from the sale of a building to be closed as part of the restructuring plan in the first half of 2021. During the three and six months ended June 30, 2020, we recognized restructuring expenses totaling $25 million and $27 million, respectively, for employee-related costs, facility exit costs and inventory write-downs. Of the cumulative program costs incurred to date, $28 million, $26 million and $1 million related to our North America, Europe and Specialty segments, respectively. We estimate total costs under the program through its expected completion date in 2023 will be between $65 million and $75 million, of which approximately $36 million, $31 million, and $2 million will be incurred by our Europe, North America and Specialty segments, respectively; these segment amounts represent the midpoints of the expected ranges of costs to be incurred by each segment.
As of June 30, 2021 and December 31, 2020, restructuring liabilities incurred related to this program totaled $17 million and $21 million, respectively, including $13 million and $17 million, respectively, related to leases we have exited or expect to exit prior to the end of the lease term (reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Unaudited Condensed Consolidated Balance Sheets), and $3 million and $4 million, respectively, for employee termination costs (reported in Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets). Our lease-related restructuring liabilities are estimated based on remaining rent payments after our actual exit date for facilities closed through the second quarter of 2021 and after our planned exit date for facilities we expect to close in future periods; these liabilities do not reflect any estimated proceeds we may be able to achieve through subleasing the facilities.

Acquisition Integration Plans
During the three and six months ended June 30, 2021, we incurred immaterial restructuring expenses for our acquisition integration plans. We expect to incur future expenses of up to $5 million to complete an integration plan related to an acquisition completed in our Specialty segment in 2021.
During the three and six months ended June 30, 2020, we incurred $4 million and $5 million of restructuring expenses, respectively, for our acquisition integration plans. These expenses were primarily related to the integration of our operations in Belgium.
1 LKQ Europe Program
In September 2019, we announced a multi-year program called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. While certain projects were delayed in 2020 as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by 2024.
During the six months ended June 30, 2021, we incurred $5 million of employee-related restructuring charges under our 1 LKQ Europe program; costs incurred in the three months ended June 30, 2021 were immaterial. We estimate that we will incur between $45 million and $55 million in total personnel and inventory-related restructuring charges through 2024 under the program. We may identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. As of June 30, 2021, the restructuring liabilities related to this program were immaterial.

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
The fair value of RSUs that vested during the six months ended June 30, 2021 was $19 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the six months ended June 30, 2021:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2021	1,479,672	$31.71
Granted (2)	725,478	$39.02
Vested	(452,189)	$32.10
Forfeited / Canceled	(29,950)	$34.06
Unvested as of June 30, 2021	1,723,011	$34.55
Expected to vest after June 30, 2021	1,539,272	$34.78	3.1	$75,763
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of the Company’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2020 was $31.71.

Starting in 2019, we granted performance-based three-year RSUs ("PSUs") to certain employees, including our executive officers, under our Equity Incentive Plan. As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on the Company's performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the applicable three year performance periods.
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the six months ended June 30, 2021:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2021	291,601	$29.98
Granted (2)	121,810	$38.50
Forfeited / Canceled	(1,166)	$30.26
Unvested as of June 30, 2021	412,245	$32.50
Expected to vest after June 30, 2021	412,245	$32.50	1.4	$20,291
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the six months ended June 30, 2020 was $31.85.
Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $9 million and $17 million the three and six months ended June 30, 2021, respectively, and $8 million and $16 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, unrecognized compensation expense related to unvested RSUs and PSUs was $58 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from target.

Note 7. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income from continuing operations	$305,008	$118,493	$571,340	$265,387
Denominator for basic earnings per share—Weighted-average shares outstanding	300,581	304,001	301,805	305,123
Effect of dilutive securities:
RSUs	712	189	670	352
PSUs	174	—	134	—
Stock options	—	—	—	2
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	301,467	304,190	302,609	305,477
Basic earnings per share from continuing operations	$1.01	$0.39	$1.89	$0.87
Diluted earnings per share from continuing operations (1)	$1.01	$0.39	$1.89	$0.87
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Antidilutive securities:
RSUs	—	1,444	59	913

Note 8. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	June 30, 2021
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, April 1, 2021	$(81,698)	$(310)	$(32,654)	$(11,460)	$(126,122)
Pretax income (loss)	21,864	(296)	—	—	21,568
Income tax effect	—	59	—	—	59
Reclassification of unrealized loss	—	585	437	—	1,022
Reclassification of deferred income taxes	—	(137)	(124)	—	(261)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	2,644	2,644
BALANCE, June 30, 2021	$(59,834)	$(99)	$(32,341)	$(8,816)	$(101,090)

	Three Months Ended
	June 30, 2020
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive (Loss) Income from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, April 1, 2020	$(274,858)	$(1,963)	$(31,814)	$(5,268)	$(313,903)
Pretax income (loss)	30,663	(7,807)	—	—	22,856
Income tax effect	—	1,842	—	—	1,842
Reclassification of unrealized loss	—	7,761	2,655	—	10,416
Reclassification of deferred income taxes	—	(1,827)	(780)	—	(2,607)
Disposal of business	671	—	—	—	671
Other comprehensive income from unconsolidated subsidiaries	—	—	—	962	962
BALANCE, June 30, 2020	$(243,524)	$(1,994)	$(29,939)	$(4,306)	$(279,763)

	Six Months Ended
	June 30, 2021
	Foreign Currency Translation	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, January 1, 2021	$(57,126)	$(968)	$(32,967)	$(7,948)	$(99,009)
Pretax (loss) income	(2,708)	2,823	—	—	115
Income tax effect	—	(677)	—	—	(677)
Reclassification of unrealized (gain) loss	—	(1,758)	874	—	(884)
Reclassification of deferred income taxes	—	481	(248)	—	233
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(868)	(868)
BALANCE, June 30, 2021	$(59,834)	$(99)	$(32,341)	$(8,816)	$(101,090)

	Six Months Ended
	June 30, 2020
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Pension Plans	Other Comprehensive Loss from Unconsolidated Subsidiaries	Accumulated Other Comprehensive (Loss) Income
BALANCE, January 1, 2020	$(170,893)	$5,358	$(31,934)	$(3,416)	$(200,885)
Pretax loss	(73,397)	(3,625)	—	—	(77,022)
Income tax effect	—	858	—	—	858
Reclassification of unrealized (gain) loss	—	(5,946)	2,769	—	(3,177)
Reclassification of deferred income taxes	—	1,361	(774)	—	587
Disposal of business	766	—	—	—	766
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(890)	(890)
BALANCE, June 30, 2020	$(243,524)	$(1,994)	$(29,939)	$(4,306)	$(279,763)

The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Unaudited Condensed Consolidated Statements of Income are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification	2021	2020	2021	2020
Unrealized (losses) gains on interest rate swaps	Interest expense, net of interest income	$(495)	$(1,769)	$(1,188)	$1,527
Unrealized gains on cross currency swaps	Interest expense, net of interest income	—	2,796	539	5,347
Unrealized (losses) gains on cross currency swaps (1)	Other income, net	—	(8,788)	1,973	(928)
Unrealized (losses) gains on foreign currency forward contracts (1)	Other income, net	(90)	—	434	—
Total		$(585)	$(7,761)	$1,758	$5,946
(1)The amounts reclassified to Other income, net in our Unaudited Condensed Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.
Net unrealized losses and gains related to our pension plans were reclassified to Other income, net in our Unaudited Condensed Consolidated Statements of Income during each of the three and six months ended June 30, 2021 and 2020.
Our policy is to reclassify the income tax effect from Accumulated other comprehensive loss to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 9. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Senior secured credit agreement:
Term loans payable	$—	$323,750
Revolving credit facilities	1,434,898	642,958
Euro Notes (2024)	592,900	610,800
Euro Notes (2026/28)	296,450	1,221,600
Receivables securitization facility	—	—
Notes payable through October 2030 at weighted average interest rates of 3.3% and 3.3%, respectively	22,605	24,526
Finance lease obligations at weighted average interest rates of 3.5% and 3.5%, respectively	53,841	57,336
Other debt at weighted average interest rates of 0.8% and 1.2%, respectively	65,446	15,706
Total debt	2,466,140	2,896,676
Less: long-term debt issuance costs	(14,324)	(25,225)
Less: current debt issuance costs	(306)	(313)
Total debt, net of debt issuance costs	2,451,510	2,871,138
Less: current maturities, net of debt issuance costs	(90,825)	(58,497)
Long term debt, net of debt issuance costs	$2,360,685	$2,812,641
Senior Secured Credit Agreement
On June 11, 2020, LKQ Corporation and certain other subsidiaries of LKQ (collectively, the "Borrowers") entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement dated January 29, 2016 (the "Credit Agreement"), which modifies the maximum permitted net leverage ratio through the quarter ending September 30, 2021. Prior to the amendment, the maximum permitted net leverage ratio was 4.00:1.00. After the amendment, the maximum permitted net leverage ratio became (i) 4.50:1.00 for the quarter ended June 30, 2021 and (ii) 4.25:1.00 for the quarter ending September 30, 2021. Beginning with the quarter ending December 31, 2021, the maximum permitted net leverage ratio reverts to the terms in effect prior to the amendment. In the event that the net leverage ratio is greater than 4.00:1.00, the Company would be restricted from repurchasing its shares. We can at any time elect to cancel the modifications to the maximum permitted net leverage ratio and revert to the terms in effect prior to the amendment, subject to compliance with the 4.00:1.00 ratio. Amendment No. 4 to the Credit Agreement also made certain other immaterial modifications.
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
We were required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds are not reinvested within twelve months. We also have the option to prepay outstanding amounts under the Credit Agreement without penalty. During the second quarter, we exercised this option to prepay the outstanding amount on the term loan, and thus we did not have any term loan borrowings as of June 30, 2021.
The Credit Agreement contains customary representations and warranties and customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at June 30, 2021 and December 31, 2020 were 1.1% and 1.7%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were no current maturities as of June 30, 2021 and $18 million classified as current maturities as of December 31, 2020. As of June 30, 2021, there were letters of credit outstanding in the aggregate amount of $71 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at June 30, 2021 was $1.6 billion.
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
Euro Notes (2026/28)
On April 9, 2018, LKQ European Holdings B.V. ("LKQ Euro Holdings"), a wholly-owned subsidiary of LKQ Corporation, completed an offering of €1.0 billion aggregate principal amount of senior notes. The offering consisted of €750 million senior notes due 2026 (the "Euro Notes (2026)") and €250 million senior notes due 2028 (the "Euro Notes (2028)" and, together with the Euro Notes (2026), the "Euro Notes (2026/28)") in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering, together with borrowings under our senior secured credit facility, were used (i) to finance a portion of the consideration paid for the Stahlgruber acquisition, (ii) for general corporate purposes and (iii) to pay related fees and expenses, including the refinancing of net financial debt. The Euro Notes (2026/28) are governed by the Indenture dated as of April 9, 2018 (the “Euro Notes (2026/28) Indenture”) among LKQ Euro Holdings, LKQ Corporation and certain of our subsidiaries (the “Euro Notes (2026/28) Subsidiaries”), the trustee, paying agent, transfer agent, and registrar.
On April 1, 2021, we redeemed the 3.625% Euro Notes (2026) at a redemption price equal to 101.813% of the principal amount of the Euro Notes (2026) plus accrued and unpaid interest thereon to, but not including, April 1, 2021. The total redemption payment was $915 million (€777 million), including an early-redemption premium of $16 million (€14 million) and accrued and unpaid interest of $16 million (€14 million). In the second quarter of 2021, we recorded a loss on debt extinguishment of $24 million related to the redemption due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
The Euro Notes (2028) notes bear interest at a rate of 4.125% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Euro Notes (2028) is payable in arrears on April 1 and October 1 of each year. The Euro Notes (2028) are fully and unconditionally guaranteed by LKQ Corporation and the Euro Notes (2028) Subsidiaries (the "Euro Notes (2028) Guarantors").
The Euro Notes (2028) and the related guarantees are, respectively, LKQ Euro Holdings' and each Euro Notes (2028) Guarantor’s senior unsecured obligations and will be subordinated to all of LKQ Euro Holdings' and the Euro Notes (2028) Guarantors’ existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes (2028) are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes (2028) to the extent of the assets of those subsidiaries. The Euro Notes (2028) have been listed on the Global Exchange Market of Euronext Dublin.
The Euro Notes (2028) are redeemable, in whole or in part, at any time at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date plus a "make whole" premium. On or after April 1, 2023, we may redeem some or all of the Euro Notes (2028) at the applicable redemption prices set forth in the Euro Notes (2026/28) Indenture. We may be required to make an offer to purchase the Euro Notes (2028) upon the sale of certain assets, subject to certain exceptions, and upon a change of control. In addition, in the event of certain developments affecting taxation or under certain other circumstances which, in any case, require the payment of certain additional amounts, we may redeem the Euro Notes (2028) in whole, but not in part, at any time at a redemption price of 100% of the principal amount thereof, plus accrued but unpaid interest, if any, and such certain additional amounts, if any, to the redemption date.
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
The sale of the ownership interest in the receivables is accounted for as a secured borrowing on our Unaudited Condensed Consolidated Balance Sheets, under which the receivables included in the program collateralize the amounts invested by MUFG, the conduit investors and/or financial institutions (the "Purchasers"). The receivables are held by LKQ Receivables Finance Company, LLC ("LRFC"), a wholly owned bankruptcy-remote special purpose subsidiary of LKQ, and therefore, the receivables are available first to satisfy the creditors of LRFC, including the Purchasers. Net receivables totaling $113 million and $121 million were collateral for the investments under the receivables facility as of June 30, 2021 and December 31, 2020, respectively.
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
There was no outstanding balance as of June 30, 2021 or December 31, 2020. Effective July 30, 2021, we terminated the receivables securitization facility.

Note 10. Derivative Instruments and Hedging Activities
We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under our current policies, we may use derivatives to manage our exposure to variable interest rates on our senior secured debt and changing foreign exchange rates for certain foreign currency denominated transactions. We do not hold or issue derivatives for trading purposes.
Cash Flow Hedges
Through June 30, 2021, we held interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we paid the fixed interest rate and received payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. Changes in the fair value of the interest rate swap agreements were recorded in Accumulated other comprehensive income (loss) and were reclassified to Interest expense, net of interest income when the underlying interest payment impacted earnings.
At December 31, 2020, we held cross currency swaps, which contained an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively converted variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps were intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. Changes in the fair value of the derivative instruments were recorded in Accumulated other comprehensive income (loss) and were reclassified to Interest expense, net of interest income and Other income, net when the underlying transactions had an impact on earnings.
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
As of June 30, 2021, we held no cash flow hedges, and as of December 31, 2020, we held cash flow hedges with the following notional amounts and fair values (in thousands):

	December 31, 2020
Interest rate swap agreements
USD denominated		$480,000
Cross currency swap agreements
Euro denominated		€340,000
Foreign currency forward contracts
SEK denominated	kr	227,000

Other Accrued Expenses
Fair Value at December 31, 2020
Interest rate swap agreements	$899
Cross currency swap agreements	56,328
Foreign currency forward contracts	1,350
Total cash flow hedges	$58,577

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would have no effect on our Unaudited Condensed Consolidated Balance Sheets at December 31, 2020.
The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)."
The activity related to our cash flow hedges is presented in either operating activities or financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.
Other Derivative Instruments Not Designated as Hedges
To manage our foreign currency exposure on non-functional currency denominated borrowings, we entered into short term foreign currency forward contracts. As of June 30, 2021, we held no foreign currency forward contracts related to non-functional currency denominated borrowings. At December 31, 2020, the notional amounts of foreign currency forward contracts related to non-functional currency denominated borrowings were €142 million and £75 million.
We elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date. The fair values of these short-term derivative instruments are recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets. The fair values of these contracts at December 31, 2020, along with the effect on our results of operations during the three and six months ended June 30, 2021 and 2020, were immaterial.
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at June 30, 2021 and December 31, 2020, along with the effect on our results of operations during the three and six months ended June 30, 2021 and 2020, were immaterial.

Note 11. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and six months ended June 30, 2021, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2021 and December 31, 2020 (in thousands):

	Balance as of June 30, 2021	Fair Value Measurements as of June 30, 2021
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$86,706	$—	$86,706	$—
Total Assets	$86,706	$—	$86,706	$—
Liabilities:
Contingent consideration liabilities	$3,056	$—	$—	$3,056
Deferred compensation liabilities	86,865	—	86,865	—
Total Liabilities	$89,921	$—	$86,865	$3,056

	Balance as of December 31, 2020	Fair Value Measurements as of December 31, 2020
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$72,250	$—	$72,250	$—
Total Assets	$72,250	$—	$72,250	$—
Liabilities:
Contingent consideration liabilities	$13,263	$—	$—	$13,263
Interest rate swaps	899	—	899	—
Deferred compensation liabilities	76,240	—	76,240	—
Cross currency swap agreements	56,328	—	56,328	—
Foreign currency forward contracts	5,190	—	5,190	—
Total Liabilities	$151,920	$—	$138,657	$13,263

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

Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both June 30, 2021 and December 31, 2020, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.4 billion and $967 million, respectively. As of June 30, 2021 and December 31, 2020, there were no outstanding borrowings under the receivables facility. As of June 30, 2021 and December 31, 2020, the fair values of the Euro Notes (2024) were approximately $642 million and $662 million, respectively, compared to carrying values of $593 million and $611 million, respectively. As of June 30, 2021 and December 31, 2020, the fair values of the Euro Notes (2026/28) were $319 million and $1.3 billion, respectively, compared to carrying values of $296 million and $1.2 billion, respectively.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2021 and December 31, 2020 to assume these obligations. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 12. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits. As of June 30, 2021 and December 31, 2020, the aggregate funded status of the defined benefit plans was a liability of $148 million and $153 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.
Net periodic benefit cost for our defined benefit plans included the following components for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$933	$856	$1,828	$1,526
Interest cost	353	731	695	1,449
Expected return on plan assets	(423)	(662)	(846)	(1,140)
Amortization of actuarial loss	437	555	874	669
Settlement loss (1)	—	2,100	—	2,100
Net periodic benefit cost	$1,300	$3,580	$2,551	$4,604
(1)Related to the partial settlement of a U.S. plan in 2020.
For the three and six months ended June 30, 2021 and 2020, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other income, net in our Unaudited Condensed Consolidated Statements of Income.

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
Our effective income tax rate for the six months ended June 30, 2021 was 26.3%, compared to 27.7% for the comparable prior year period. The lower estimated annual effective tax rate for 2021 is primarily attributable to the higher forecasted 2021 results of operations, as compared to the forecasts available during the comparable period in 2020, when

COVID-19 pandemic economic disruptions were depressing forecasted 2020 results. For the six months ended June 30, 2021, the effective tax rate was increased 0.1% by net unfavorable discrete items, primarily a deferred tax adjustment required as a result of a United Kingdom staged tax rate increase that will become effective April 1, 2023. Net discrete items for the six months ended June 30, 2020 reduced the effective tax rate by 0.3%, primarily due to excess tax benefits on stock-based compensation and deferred tax adjustments as a result of statutory tax rate changes.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended June 30, 2021
Revenue:
Third Party	$1,327,050	$1,576,661	$531,403	$—	$3,435,114
Intersegment	644	—	876	(1,520)	—
Total segment revenue	$1,327,694	$1,576,661	$532,279	$(1,520)	$3,435,114
Segment EBITDA	$276,186	$168,106	$79,399	$—	$523,691
Depreciation and amortization (1)	23,721	39,984	7,038	—	70,743
Three Months Ended June 30, 2020
Revenue:
Third Party	$1,011,136	$1,211,185	$404,002	$—	$2,626,323
Intersegment	259	—	872	(1,131)	—
Total segment revenue	$1,011,395	$1,211,185	$404,874	$(1,131)	$2,626,323
Segment EBITDA	$149,554	$89,387	$52,233	$—	$291,174
Depreciation and amortization (1)	25,050	40,493	7,387	—	72,930

	North America	Europe	Specialty	Eliminations	Consolidated
Six Months Ended June 30, 2021
Revenue:
Third Party	$2,576,424	$3,040,114	$989,362	$—	$6,605,900
Intersegment	963	—	1,856	(2,819)	—
Total segment revenue	$2,577,387	$3,040,114	$991,218	$(2,819)	$6,605,900
Segment EBITDA	$525,353	$309,064	$140,881	$—	$975,298
Depreciation and amortization (1)	47,981	80,242	14,117	—	142,340
Six Months Ended June 30, 2020
Revenue:
Third Party	$2,301,071	$2,574,779	$751,408	$—	$5,627,258
Intersegment	519	—	2,048	(2,567)	—
Total segment revenue	$2,301,590	$2,574,779	$753,456	$(2,567)	$5,627,258
Segment EBITDA	$360,992	$167,649	$84,465	$—	$613,106
Depreciation and amortization (1)	48,198	81,588	14,523	—	144,309
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
The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$305,008	$118,770	$571,340	$264,749
Less: net income (loss) attributable to continuing noncontrolling interest	384	(22)	803	718
Less: net income attributable to discontinued noncontrolling interest	—	—	—	103
Net income attributable to LKQ stockholders	304,624	118,792	570,537	263,928
Subtract:
Net income (loss) from discontinued operations	—	277	—	(638)
Net income attributable to discontinued noncontrolling interest	—	—	—	(103)
Net income from continuing operations attributable to LKQ stockholders	304,624	118,515	570,537	264,669
Add:
Depreciation and amortization	64,896	65,747	130,697	131,242
Depreciation and amortization - cost of goods sold	5,649	4,010	11,264	9,095
Depreciation and amortization - restructuring expenses (1)	198	3,173	379	3,972
Interest expense, net of interest income	16,172	25,616	40,351	51,547
Loss on debt extinguishment	23,564	—	23,564	12,751
Provision for income taxes	107,719	41,869	200,688	102,280
EBITDA	522,822	258,930	977,480	575,556
Subtract:
Equity in earnings (losses) of unconsolidated subsidiaries (2)	3,478	(2,649)	9,297	(2,133)
Equity investment mark to market adjustments	1,061	—	5,800	—
Add:
Restructuring and acquisition related expenses (1)	4,871	21,777	12,575	27,948
Restructuring expenses - cost of goods sold	—	5,665	(163)	5,661
(Gain) loss on disposal of businesses and impairment of net assets held for sale	(597)	2,485	(582)	2,236
Change in fair value of contingent consideration liabilities	1,134	(332)	1,085	(428)
Segment EBITDA	$523,691	$291,174	$975,298	$613,106
(1)    The sum of these two captions represents the total amount that is reported in Restructuring and acquisition related expenses in our Unaudited Condensed Consolidated Statements of Income. Refer to Note 5, "Restructuring and Acquisition Related Expenses," for further information.
(2)    Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," for further information.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Capital Expenditures
North America	$16,817	$10,892	$30,152	$40,213
Europe	21,203	19,502	47,501	32,550
Specialty	8,055	2,369	10,201	4,538
Total capital expenditures	$46,075	$32,763	$87,854	$77,301

The following table presents assets by reportable segment (in thousands):

	June 30,	December 31,
	2021	2020
Receivables, net
North America	$403,761	$386,289
Europe	669,432	598,615
Specialty	152,542	88,485
Total receivables, net	1,225,735	1,073,389
Inventories
North America	785,064	810,798
Europe	1,286,067	1,302,649
Specialty	323,016	301,165
Total inventories	2,394,147	2,414,612
Property, plant and equipment, net
North America	568,905	583,985
Europe	554,321	583,439
Specialty	83,930	81,279
Total property, plant and equipment, net	1,207,156	1,248,703
Operating lease assets, net
North America	772,614	755,430
Europe	521,703	520,131
Specialty	73,826	77,563
Total operating lease assets, net	1,368,143	1,353,124
Equity method investments
North America	21,255	18,676
Europe	147,212	136,548
Total equity method investments	168,467	155,224
Other unallocated assets	6,074,411	6,115,481
Total assets	$12,438,059	$12,360,533

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

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
United States	$1,749,496	$1,330,543	$3,354,929	$2,864,489
United Kingdom	421,314	278,419	824,752	669,038
Germany	418,817	359,134	806,693	733,686
Other countries	845,487	658,227	1,619,526	1,360,045
Total revenue	$3,435,114	$2,626,323	$6,605,900	$5,627,258

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	June 30,	December 31,
	2021	2020
Long-lived assets
United States	$1,414,705	$1,419,113
Germany	347,531	360,184
United Kingdom	304,395	315,333
Other countries	508,668	507,197
Total long-lived assets	$2,575,299	$2,601,827

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2020 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the six months ended June 30, 2021.
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

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses, Restructuring expenses and Purchases of property, plant and equipment in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Beginning in the second half of March 2020, management delayed certain projects under the 1 LKQ Europe program to reduce expenses and preserve capital in response to the COVID-19 pandemic. Based on our expectations in the second quarter of 2020 that the impacts on our business from COVID-19 had stabilized, we restarted the program in July 2020 with substantially the same initiatives and projects as prior to the pandemic. While certain projects were delayed as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We have continued the project on schedule after the restart. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by

2024. During the three and six months ended June 30, 2021 we incurred $6 million and $20 million, respectively, in costs across all three categories noted above. We expect that costs of the program, reflecting all three categories noted above, will range between $50 million and $70 million in 2021 with an additional $80 million to $100 million between 2022 and the projected program completion date in 2024. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by the improved trade working capital initiatives across our Europe segment.
COVID-19 Impact on Our Operations
In late February 2020, the Italian government began placing restrictions on activity as a result of the COVID-19 outbreak. Sales volumes fell as fewer cars were on the road and less maintenance activity was performed. While our Italian operation is an important part of our European business, it represented approximately 10% of the segment’s revenue in 2019, and thus the disruption did not have a material impact on the Company. By mid-March, the COVID-19 impact began spreading across the rest of the geographies where we operate at a very rapid pace. Governments adopted aggressive restrictions on the operation of non-essential businesses and personal movement, which reduced miles driven and collisions. While our businesses have been deemed essential in most jurisdictions in which we operate, the change in behavior driven by the COVID-19 restrictions negatively impacted our sales volume. Our organic parts and services revenue declined by 16.8%, 4.5% and 5.2% in the second, third, and fourth quarters of 2020, respectively, relative to the comparable prior year periods. We showed improvement in the third quarter of 2020 as governments gradually lifted restrictions for non-essential businesses and personal movement; however, in the fourth quarter of 2020 revenue declined as certain jurisdictions put restrictions back into place. As anticipated, April 2020 experienced the most negative revenue impact, with organic parts and services revenue (on a per day basis) down 30.3% compared to the prior year period. As movement restrictions lessened in May and June 2020, we experienced organic parts and services revenue declines (on a per day basis) of 13.2% and 7.3%, respectively, compared to the prior year periods. However, the pace of improvement flattened into the third quarter of 2020 as the increasing level of COVID-19 cases, especially in the United States, slowed the recovery. During the third quarter of 2020, organic parts and services revenue declined by 4.5% compared to the prior year period, a small improvement from the June 2020 decline of 7.3% (on a per day basis). During the fourth quarter of 2020, organic parts and services revenue declined by 6.1% (on a per day basis) and gradually worsened during the quarter with a decline of 7.2% (on a per day basis) in December. During the first quarter of 2021, organic parts and services revenue increased by 2.2% (on a per day basis) despite the continued COVID-19 impact on economic activity in the U.S. and Europe. During the second quarter of 2021, organic parts and services revenue increased by 21.1% (on a per day basis) reflecting the low prior year comparable figure owing to COVID-19 and the gradual recovery in mobility. Our revenue has been impacted to varying degrees depending on the segment, with North America experiencing the most negative impact due to the decrease in miles driven and collision activity. After seeing year over year decreases early in the pandemic, Specialty revenue has grown due to favorable trends in recreational vehicle activity. We expect consolidated revenue to continue recovering gradually in the second half of 2021. The level of the year over year increase in revenue will depend on the extent of reopening activities across the geographies in which we operate and the pace of recovery in miles driven.
Recognizing the demand changes in the first quarter of 2020, we took action in all of our business units to reduce our cost structure. These actions included, but were not limited to, employee furloughs and reductions in force, decreases in hours and overtime, lowering compensation for salaried employees, a hiring freeze, elimination of temporary labor, route consolidation, deferral of projects, and temporary branch closures. In the second quarter of 2020, these cost actions contributed to a reduction of approximately 18% in quarterly selling, general and administrative expenses compared to our first quarter 2020 run rate. We estimate that the cost actions generated a $10 million benefit in cost of goods sold compared to our second quarter of 2019. Some of the savings from the cost actions were delayed as we paid out vacation balances in April and covered medical benefits for employees in the United States during their furlough period. From the third quarter 2020 through the second quarter 2021, we were able to sustain a portion of the cost benefits. If revenue continues to increase during the remainder of 2021, we expect that some of the costs that were reduced as a result of COVID-19 will remain at a lower level; the management team has been implementing productivity initiatives to create lower cost structures going forward as seen in the third and fourth quarter of 2020 and first and second quarter of 2021 results.
We pursued certain financial assistance and relief programs that were available to us from governments in Europe and Canada, primarily in the form of grants to offset personnel expenses. During the six months ended June 30, 2021, we qualified for $15 million of assistance. We received $52 million of government assistance in 2020, with the largest portion coming in the second quarter. We currently do not anticipate qualifying for significant additional assistance in the remainder of 2021, but we still will receive some government assistance in England. This view may change in the future based on developments with COVID-19.
These cost actions lagged the revenue impact in the first and second quarters of 2020, which meant there was a negative timing impact of COVID-19 on our profitability in those periods in addition to the negative effect from reduced revenue. By the third quarter, the cost actions were aligned with the revenue changes, and we generated higher Segment EBITDA dollars and margins than in the third quarter of 2019. In the fourth quarter of 2020 and first quarter of 2021, profitability remained higher than the prior year. In the second quarter of 2021, profitability continued to improve and was the highest in the company's history.
We also emphasized the preservation of capital in 2020 with a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax payment deferrals (the majority of which were paid during the third quarter of 2020), and suspension of our share buyback program (which was reinstated during the fourth quarter of 2020). This focus was successful as we improved our liquidity position at December 31, 2020 by approximately $1.0 billion relative to March 31, 2020 while managing through the disruption caused by the pandemic. Beginning in late 2020 and continuing in 2021, we returned to our stated capital allocation strategy with an emphasis on internal investments in capital expenditures and inventory, tuck-in acquisitions and share repurchases.
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
As the economic impact of the pandemic is dependent on variables that are difficult to project and in many cases are outside of our control, it is possible that the estimates underlying our analyses may change materially in future periods. This is particularly the case because it appears that the prevalence of the virus outbreak fluctuates depending on various factors, including the level of economic and social activity and vaccination status in a region.
Our top priority is the health and safety of our employees, customers and the communities in which we operate. We are using all reasonable efforts to follow governmental instructions and safety guidelines with respect to the operations of our facilities. We implemented protocols across our business units designed to help ensure the health and safety of our employees, customers and communities including, but not limited to: restricting access to and enhancing cleaning and disinfecting protocols at our facilities; use of personal protective equipment; adhering to social distancing guidelines; instituting remote work arrangements for many of our employees; and restricting travel. We are monitoring developments related to vaccination levels and governmental standards and have adjusted our practices where appropriate to comply with the latest guidance.
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
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.8%	61.5%	59.0%	60.5%
Gross margin	41.2%	38.5%	41.0%	39.5%
Selling, general and administrative expenses	26.2%	28.1%	26.5%	29.1%
Restructuring and acquisition related expenses	0.1%	0.9%	0.2%	0.6%
(Gain) loss on disposal of businesses and impairment of net assets held for sale	(0.0)%	0.1%	(0.0)%	0.0%
Depreciation and amortization	1.9%	2.5%	2.0%	2.3%
Operating income	12.9%	6.9%	12.4%	7.5%
Total other expense, net	1.0%	0.7%	0.8%	0.9%
Income from continuing operations before provision for income taxes	11.9%	6.2%	11.5%	6.6%
Provision for income taxes	3.1%	1.6%	3.0%	1.8%
Equity in earnings (losses) of unconsolidated subsidiaries	0.1%	(0.1)%	0.1%	(0.0)%
Income from continuing operations	8.9%	4.5%	8.6%	4.7%
Net income (loss) from discontinued operations	—%	0.0%	—%	(0.0)%
Net income	8.9%	4.5%	8.6%	4.7%
Less: net income (loss) attributable to continuing noncontrolling interest	0.0%	(0.0)%	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	—%	—%	—%	0.0%
Net income attributable to LKQ stockholders	8.9%	4.5%	8.6%	4.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	June 30,		Percentage Change in Revenue
	2021	2020	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,178,271	$2,503,158	21.9%	(0.3)%	5.4%	27.0%
Other revenue	256,843	123,165	108.0%	0.0%	0.5%	108.5%
Total revenue	$3,435,114	$2,626,323	25.9%	(0.3)%	5.2%	30.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The increase in parts and services revenue of 27.0% represented increases in segment revenue of 31.5% in Specialty, 30.1% in Europe, and 20.6% in North America. Organic parts and services revenue growth was 21.9% as the negative effect of the pandemic in the second quarter of 2020 was more severe than in the current year. We expect to report organic growth in the third quarter of 2021, although at a lower rate than the second quarter, coming off a low base as the third quarter of 2020 continued to experience negative effects from the lockdown measures of 2020. The increase in other revenue of 108.5% was primarily driven by a $133 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the second quarter of 2021 compared to the prior year period.

Cost of Goods Sold. Cost of goods sold decreased to 58.8% of revenue in the three months ended June 30, 2021 from 61.5% of revenue in the three months ended June 30, 2020. The cost of goods sold decrease reflects impacts of 1.5%, 0.7% and 0.3% in our North America, Europe and Specialty segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2021 compared to the same period of 2020.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue decreased to 26.2% in the three months ended June 30, 2021 from 28.1% in the three months ended June 30, 2020. SG&A expenses decreased over the prior year period as a result of (i) a 1.1% decrease attributable to our North America segment and (ii) a 0.8% decrease from our Europe segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2021		2020		Change
Restructuring and acquisition related expenses	$5,069	(1)	$24,950	(2)	$(19,881)
(1)Restructuring expenses for the three months ended June 30, 2021 primarily consisted of (i) $4 million related to our 2020 global restructuring program.
(2)Restructuring expenses for the three months ended June 30, 2020 primarily consisted of (i) $20 million related to our 2020 global restructuring program, (ii) $4 million related to integration costs from acquisitions, and (iii) $2 million related to our 2019 global restructuring program.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2021	2020	Change
Depreciation	$38,730	$36,912	$1,818	(1)
Amortization	26,166	28,835	(2,669)	(2)
Total depreciation and amortization	$64,896	$65,747	$(851)
(1)Depreciation expense increased by $2 million from foreign currency translation primarily related to an increase in the euro and pound sterling exchange rates during the three months ended June 30, 2021 compared to the prior year period.
(2)The decrease in amortization expense primarily reflected (i) decreases of $4 million and $1 million related to the customer relationship intangible assets recorded upon our acquisitions of Stahlgruber and Rhiag, respectively, as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the three months ended June 30, 2021 compared to the prior year period, partially offset by (ii) a $2 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the three months ended June 30, 2021 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the three months ended June 30, 2020	$17,442
(Decrease) increase due to:
Interest expense, net of interest income	(9,444)	(1)
Loss on debt extinguishment	23,564	(2)
Other income, net	3,863	(3)
Net increase	17,983
Other expense, net for the three months ended June 30, 2021	$35,425
(1)The decrease in interest is primarily related to (i) an $11 million decrease resulting from lower outstanding debt during the three months ended June 30, 2021 compared to the prior year period, partially offset by several individually immaterial factors that had an unfavorable impact of $2 million in the aggregate.
(2)In April 2021, we recorded a loss on debt extinguishment of $24 million related to the redemption of the 2026 notes due to the early-redemption premium and the write-off of the unamortized debt issuance costs.
(3)The unfavorable variance in Other income, net primarily related to (i) $8 million of proceeds in the second quarter of 2020 related to insurance settlements in our North America segment, partially offset by (ii) a $2 million pension settlement loss recorded in the second quarter of 2020, and (iii) several individually immaterial factors that had a favorable impact of $2 million in the aggregate.
Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2021 was 26.3%, compared to 25.7% for the comparable prior year period. The tax provision for the prior year period was impacted by volatility of earnings projections as a result of the COVID-19 pandemic. The prior year rate was lowered in the second quarter as a result of a favorable revision to our expected full year 2020 effective tax rate. Without such adjustment, the effective tax rate for the three months ended June 30, 2020 would have been 28.2%. While we updated the expected full year 2021 effective tax rate in the second quarter, the true-up benefit was smaller than experienced in the prior year. For the three months ended June 30, 2021, the effective tax rate was increased 0.3% by unfavorable discrete items, primarily a deferred tax adjustment required as a result of a United Kingdom staged tax rate increase that will become effective April 1, 2023. See Note 13, "Income Taxes" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the three months ended June 30, 2021 increased by $6 million primarily related to improved year over year results reported by Mekonomen, which is our largest equity method investment, and an immaterial North America investment, which incurred a loss in the second quarter of 2020.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended June 30, 2020, the Czech koruna, Canadian dollar, pound sterling and euro rates used to translate the 2021 statements of income increased by 15.5%, 12.8%, 12.6% and 9.4%, respectively. The positive translation effect of the change in foreign currencies against the U.S. dollar combined with the favorable impact of realized and unrealized currency gains and losses for the three months ended June 30, 2021 to generate a positive $0.01 effect on diluted earnings per share relative to the prior year period.
Net Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net income attributable to continuing noncontrolling interest for the three months ended June 30, 2021 increased an immaterial amount compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Six Months Ended
	June 30,		Percentage Change in Revenue
	2021	2020	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$6,110,037	$5,315,875	10.6%	(0.5)%	4.8%	14.9%
Other revenue	495,863	311,383	58.8%	0.0%	0.4%	59.2%
Total revenue	$6,605,900	$5,627,258	13.3%	(0.4)%	4.5%	17.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The growth in parts and services revenue of 14.9% represented increases in segment revenue of 31.7% in Specialty, 18.0% in Europe, and 4.8% in North America. Organic parts and services revenue growth was 10.6%, which included a 0.6% negative effect from one less selling day in the first half of 2021, resulting in per day organic growth of 11.2% as the negative pandemic effect in the first half of 2020 was more severe than in the current year. We expect to report organic growth in the third quarter of 2021, although at a lower rate than the second quarter, coming off a low base as the third quarter of 2020 continued to experience negative effects from the lockdown measures of 2020. The increase in other revenue of 59.2% was primarily driven by a $183 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first six months of 2021 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 59.0% of revenue in the six months ended June 30, 2021 from 60.5% of revenue in the six months ended June 30, 2020. The cost of goods sold decrease reflects impacts of 0.8%, 0.6% and 0.3% in our North America, Europe and Specialty segments, respectively, partially offset by a 0.3% increase in cost of goods sold attributable to mix. The mix impact was a result of the decreased volumes in our North America segment primarily due to the COVID-19 pandemic, as the higher margin North America segment made up a smaller percentage of the consolidated results, causing an unfavorable effect on the gross margin percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2021 compared to the same period of 2020.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue decreased to 26.5% in the six months ended June 30, 2021 from 29.1% in the six months ended June 30, 2020. SG&A expenses decreased over the prior year period as a result of (i) a 1.2% decrease attributable to our North America segment, (ii) a 1.0% decrease from our Europe segment, (iii) a 0.2% decrease from our Specialty segment and (iv) a 0.2% decrease in SG&A expenses attributable to mix. The mix impact was a result of the increased revenues in our Specialty segment, as the lower SG&A expense percentage for the Specialty segment made up a larger percentage of the consolidated results, which had a favorable effect on the SG&A expense percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021		2020		Change
Restructuring and acquisition related expenses	$12,954	(1)	$31,920	(2)	$(18,966)
(1)Restructuring expenses for the six months ended June 30, 2021 primarily consisted of (i) $6 million related to our 2020 global restructuring program and (ii) $5 million related to our 1 LKQ Europe program.
(2)    Restructuring expenses for the six months ended June 30, 2020 primarily consisted of (i) $22 million related to our 2020 global restructuring program, (ii) $5 million related to integration costs from acquisitions, and (iii) $5 million related to our 2019 global restructuring program.

See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Depreciation	$77,725	$74,116	$3,609	(1)
Amortization	52,972	57,126	(4,154)	(2)
Total depreciation and amortization	$130,697	$131,242	$(545)
(1)The increase in depreciation expense reflected (i) $3 million from foreign currency translation primarily related to an increase in the euro and pound sterling exchange rates and (ii) $1 million due to capital expenditures in our North America segment during the six months ended June 30, 2021 compared to the prior year period.
(2)The decrease in amortization expense primarily reflected (i) decreases of $6 million and $2 million related to the customer relationship intangible assets recorded upon our acquisitions of Stahlgruber and Rhiag, respectively, as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the six months ended June 30, 2021 compared to the prior year period, partially offset by (ii) a $4 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the six months ended June 30, 2021 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the six months ended June 30, 2020	$52,502
(Decrease) increase due to:
Interest expense, net of interest income	(11,196)	(1)
Loss on debt extinguishment	10,813	(2)
Other expense (income), net	1,272	(3)
Net increase	889
Other expense, net for the six months ended June 30, 2021	$53,391
(1)The decrease in interest is primarily related to (i) a $16 million decrease resulting from lower outstanding debt during the six months ended June 30, 2021 compared to the prior year period, partially offset by (ii) a $3 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the six months ended June 30, 2021 compared to the prior year period.
(2)The $11 million increase in loss on debt extinguishment is due to the $24 million charge recorded in April 2021 related to the redemption of the 2026 notes compared to a $13 million charge related to the redemption of the U.S. Notes (2023) in January 2020.
(3)The unfavorable variance in Other income, net primarily related to (i) a $6 million reduction in proceeds related to insurance settlements, and (ii) various factors totaling $3 million, partially offset by (iii) $6 million mark to market adjustments in 2021 for appreciation in our equity investments not accounted for under the equity method, and (iv) a $2 million pension settlement loss recorded in the second quarter of 2020.
Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2021 was 26.3%, compared to 27.7% for the comparable prior year period. The lower estimated annual effective tax rate for 2021 is primarily attributable to the higher forecasted 2021 results of operations, as compared to the forecasts available during the comparable period in 2020, when COVID-19 pandemic economic disruptions were depressing forecasted 2020 results. For the six months ended June 30, 2021, the effective tax rate was increased 0.1% by net unfavorable discrete items, primarily a deferred tax adjustment required as a result of a United Kingdom staged tax rate increase that will become effective April 1, 2023. Net discrete items for the six months ended June 30, 2020 reduced the effective tax rate by 0.3%, primarily due to excess tax benefits on stock-based compensation and deferred tax adjustments as a result of statutory tax rate changes. See Note 13, "Income Taxes" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the six months ended June 30, 2021 increased by $11 million primarily related to improved year over year results reported by Mekonomen, which is our largest equity method investment.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rate used during the six months ended June 30, 2020, the Czech koruna, pound sterling, Canadian dollar and euro rates used to translate the 2021 statements of income increased by 11.2%, 10.2%, 9.4% and 9.3%, respectively. The positive translation effect of the change in foreign currencies against the U.S. dollar combined with the positive impact of realized and unrealized currency gains and losses for the six months ended June 30, 2021 resulted in a $0.01 positive effect on diluted earnings per share relative to the prior year period.
Net Income (Loss) Attributable to Continuing and Discontinued Noncontrolling Interest. Net income (loss) attributable to continuing noncontrolling interest for the six months ended June 30, 2021 increased an immaterial amount compared to the six months ended June 30, 2020. Net income attributable to discontinued noncontrolling interest was immaterial for the six months ended June 30, 2020 and related to the Stahlgruber Czech Republic wholesale business. See Note 2, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.
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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	% of Total Segment Revenue	2020	% of Total Segment Revenue	2021	% of Total Segment Revenue	2020	% of Total Segment Revenue
Third Party Revenue
North America	$1,327,050		$1,011,136		$2,576,424		$2,301,071
Europe	1,576,661		1,211,185		3,040,114		2,574,779
Specialty	531,403		404,002		989,362		751,408
Total third party revenue	$3,435,114		$2,626,323		$6,605,900		$5,627,258
Total Revenue
North America	$1,327,694		$1,011,395		$2,577,387		$2,301,590
Europe	1,576,661		1,211,185		3,040,114		2,574,779
Specialty	532,279		404,874		991,218		753,456
Eliminations	(1,520)		(1,131)		(2,819)		(2,567)
Total revenue	$3,435,114		$2,626,323		$6,605,900		$5,627,258
Segment EBITDA
North America	$276,186	20.8%	$149,554	14.8%	$525,353	20.4%	$360,992	15.7%
Europe	168,106	10.7%	89,387	7.4%	309,064	10.2%	167,649	6.5%
Specialty	79,399	14.9%	52,233	12.9%	140,881	14.2%	84,465	11.2%
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
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
North America	2021	2020	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$1,077,171	$892,826	19.7%	(1)	0.2%	0.7%	20.6%
Other revenue	249,879	118,310	111.1%	(2)	0.0%	0.1%	111.2%
Total third party revenue	$1,327,050	$1,011,136	30.4%		0.2%	0.7%	31.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 19.7% for the three months ended June 30, 2021 compared to the prior period. This is primarily driven by an increase in collision and liability related auto claims related to the COVID-19 recovery as well as growth from major mechanical parts.
(2)The $131 million year over year organic increase in other revenue is primarily related to (i) a $63 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices and to a lesser extent, increased volumes, (ii) a $44 million increase in revenue from scrap steel due to higher prices and to a lesser extent, increased volumes, and (iii) a $24 million increase in revenue from other scrap and cores primarily related to higher prices as well as increased volumes.
Segment EBITDA. Segment EBITDA increased $127 million, or 84.7%, in the second quarter of 2021 compared to the prior year period. This increase is attributable to higher precious metals and scrap steel prices, margin initiatives, rightsizing actions and the favorable effect from the revenue recovery compared to the prior year when the COVID-19 impact was more severe. Increases in precious metals prices contributed an estimated $40 million in Segment EBITDA improvement relative to the second quarter of 2020. Additionally, net sequential increases in scrap steel prices in our salvage and self service operations had an $11 million favorable impact on Segment EBITDA during the three months ended June 30, 2021, compared to a $6 million unfavorable impact during the three months ended June 30, 2020 resulting from net sequential decreases in scrap steel prices. This favorable impact for the three months ended June 30, 2021 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2020	14.8%
Increase (decrease) due to:
Change in gross margin	3.8%	(1)
Change in segment operating expenses	2.8%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.6)%	(3)
Segment EBITDA for the three months ended June 30, 2021	20.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflected favorable impacts of 3.4% from our wholesale operations and 0.5% from our self service operations. Wholesale operations gross margin was favorable primarily due to the positive impact of higher precious metals and scrap steel prices, lower discounting and cost reductions from operational efficiencies and rightsizing efforts. Compared to the prior year, input costs for our wholesale operations have risen, with (i) inflationary pressures impacting product and freight costs in aftermarket and (ii) limited supply combined with heightened competition at auctions contributing to higher salvage costs. We are passing through price increases, and we experienced a margin benefit in the second quarter of 2021 as the higher prices were enacted ahead of turning the recent, higher cost inventory. The favorable gross margin impact from self service was primarily due to higher precious metals and scrap steel prices.
(2)    The decrease in segment operating expense as a percentage of revenue reflects (i) a 1.3% favorable impact from personnel expenses due to a positive leverage effect, mostly related to the increase in other revenue, which does not require significant additional headcount to support, and other personnel cost savings from headcount reductions were primarily offset by increased incentive compensation expense and inflationary increases, (ii) a 1.3% favorable impact from facility expenses due to a positive leverage effect and rightsizing actions, and (iii) a 0.3% favorable impact due to improved collections on bad debt. As the market continues to recover and volumes increase, we expect to bring back necessary resources to support our operations; however, we expect permanent actions taken in 2020 will continue to provide a long-term favorable impact for the segment.
(3)     The unfavorable impact in other expense, net and net income attributable to continuing noncontrolling interest was primarily due to proceeds from business interruption insurance received in the second quarter of 2020 that had a year over year impact of 0.8%, which was partially offset by a favorable impact from pension expense resulting from a pension settlement loss recorded in the second quarter of 2020.
Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2021	2020	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,569,697	$1,206,330	20.7%	(0.9)%	10.3%	30.1%
Other revenue	6,964	4,855	31.7%	—%	11.7%	43.4%
Total third party revenue	$1,576,661	$1,211,185	20.7%	(0.8)%	10.3%	30.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended June 30, 2021 increased by 19.2% on a per day basis, as the negative pandemic effect on volume in 2020 was more severe than in the current year. Not all regions were impacted by the pandemic at the same time and to the same degree in 2020, and the easing of lockdown measures has varied across the continent in 2021. These conditions created a different growth profile for each of our European businesses. While all of our businesses reported year over year growth, the U.K. and Italy reported the greatest increases for the quarter.
(2)The decline for the three months ended June 30, 2021 was primarily a result of the disposal of a non-core telecommunications operation in Germany in the second quarter of 2020 and two additional smaller disposals in 2020.
(3)Compared to the prior year, exchange rates increased our revenue growth by $124 million, or 10.3%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna during the second quarter of 2021 relative to the prior year period.
Segment EBITDA. Segment EBITDA increased $79 million, or 88.1%, in the second quarter of 2021 compared to the prior year period. Our Europe Segment EBITDA included a positive year over year impact of $9 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during the second quarter of 2020. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $69 million, or 77.6%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended June 30, 2021.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2020	7.4%
Increase due to:
Change in gross margin	1.4%	(1)
Change in segment operating expenses	1.7%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%
Segment EBITDA for the three months ended June 30, 2021	10.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin was primarily attributable to favorable impacts of (i) 1.2% as a result of net price increases and margin improvement initiatives supporting the pursuit of profitable revenue growth, and (ii) 0.2% from the disposal of non-core operations in 2020.
(2) The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.8% from bad debt expense due to customers' improved solvency and an increase in reserve in the prior year related to the COVID-19 pandemic, (ii) 0.7% from freight, vehicle and fuel expenses due to higher internet and mail order sales in the prior year, which have higher freight costs, and favorable leverage effect, (iii) 0.3% favorable leverage effect from facility expenses, which are largely fixed, and (iv) other individually immaterial factors that had an impact of 0.3% in the aggregate, partially offset by (v) an unfavorable impact of 0.4% from personnel costs primarily due to government grants received in the prior year to cover employee costs in countries such as the U.K. and Germany (a lesser amount was received in 2021) and increased incentive compensation, partially offset by a favorable leverage effect and headcount reductions.
Specialty

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2021	2020	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$531,403	$404,002	30.1%	0.4%	1.1%	31.5%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$531,403	$404,002	30.1%	0.4%	1.1%	31.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The organic increase was primarily due to strong demand for our products across all channels of our business. We believe the revenue growth was driven by our competitive advantage with our delivery service teams that enabled us to keep up with the strong demand and have more available inventory than our competitors.
Segment EBITDA. Segment EBITDA increased $27 million, or 52.0%, in the second quarter of 2021 compared to the prior year second quarter.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2020	12.9%
Increase (decrease) due to:
Change in gross margin	2.2%	(1)
Change in segment operating expenses	(0.2)%	(2)
Segment EBITDA for the three months ended June 30, 2021	14.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin primarily reflects favorable product and channel mix as well as lower discounting to recover increased input costs.
(2) The increase in segment operating expenses as a percentage of revenue reflects (i) an unfavorable impact of 0.4% due to increased incentive compensation, partially offset by (ii) several individually immaterial factors that had a favorable impact of 0.2% in the aggregate.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
North America	2021	2020	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$2,095,608	$2,000,168	4.1%	(1)	0.1%	0.5%	4.8%
Other revenue	480,816	300,903	59.7%	(2)	0.0%	0.1%	59.8%
Total third party revenue	$2,576,424	$2,301,071	11.4%		0.1%	0.5%	12.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 4.1% (4.9% on a per day basis) in the six months ended June 30, 2021 compared to the prior year period. This growth is primarily driven by an increase in collision and liability related auto claims related to the COVID-19 recovery during the second quarter of 2021.
(2)The $180 million year over year organic increase in other revenue is primarily related to (i) an $86 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices, (ii) a $67 million increase in revenue from scrap steel due to higher prices, and (iii) a $27 million increase in revenue from other scrap and cores primarily related to higher prices and to a lesser extent, increased volumes.
Segment EBITDA. Segment EBITDA increased $164 million, or 45.5%, in the first half of 2021 despite the impact of one fewer selling day compared to the prior year period. This increase is attributable to higher precious metals and scrap steel prices, margin initiatives, rightsizing actions and the favorable effect from the revenue recovery compared to the prior year when the COVID-19 impact was more severe. Increases in precious metals prices contributed an estimated $60 million in Segment EBITDA improvement relative to the first half of 2020. Additionally, net sequential increases in scrap steel prices in our salvage and self service operations had a $31 million favorable impact on Segment EBITDA during the six months ended June 30, 2021, compared to an immaterial favorable impact during the six months ended June 30, 2020 resulting from net sequential increases in scrap steel prices. This favorable impact for the six months ended June 30, 2021 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2020	15.7%
Increase (decrease) due to:
Change in gross margin	2.1%	(1)
Change in segment operating expenses	2.9%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.3)%	(3)
Segment EBITDA for the six months ended June 30, 2021	20.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflected favorable impacts of 2.1% from our wholesale operations. Wholesale operations gross margin was favorable primarily due to the positive impact of higher precious metals and scrap steel prices, lower discounting and cost reductions from operational efficiencies and rightsizing efforts. Compared to the prior year, input costs for our wholesale operations have risen, with (i) inflationary pressures impacting product and freight costs in aftermarket and (ii) limited supply combined with heightened competition at auctions contributing to higher salvage costs. We are passing through price increases to our customers to protect our margins, and we experienced a margin benefit in the first half of 2021 as the higher prices were enacted ahead of turning the recent, higher cost inventory.
(2)    The decrease in segment operating expense as a percentage of revenue on a per day basis reflects (i) a favorable impact of 2.0% from personnel expenses related to headcount reductions, operational efficiencies, and a positive leverage effect, mostly related to the increase in other revenue, partially offset by increased incentive compensation expense and inflationary increases, (ii) a positive leverage effect of 0.5% from facility expenses, which are largely fixed and (iii) a 0.3% favorable impact from bad debt due to improved collections. As the market recovers and volumes increase, we expect to bring back necessary resources to support our operations; however, we expect permanent actions taken in 2020 will continue to provide a long-term favorable impact for the segment.
(3)    The unfavorable impact in other expense, net and net income attributable to continuing noncontrolling interest of 0.3% was primarily related to higher insurance proceeds received in the first half of 2020.
Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2021	2020	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$3,025,067	$2,564,299	9.9%	(1.2)%	9.2%	18.0%
Other revenue	15,047	10,480	32.5%	—%	11.1%	43.6%
Total third party revenue	$3,040,114	$2,574,779	10.0%	(1.2)%	9.3%	18.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the six months ended June 30, 2021 increased by 9.9% as the negative pandemic effect on volume in 2020 was more severe than in the current year. Not all regions were impacted by the pandemic at the same time and to the same degree in 2020, and the easing of lockdown measures has varied across the continent in 2021. These conditions created a different growth profile for each of our European businesses. While all of our businesses reported year over year growth, the U.K. and Italy reported the greatest increases for the first half.
(2)The decline for the six months ended June 30, 2021 was primarily a result of the disposal of a non-core telecommunications operation in Germany in the second quarter of 2020 and two additional smaller disposals in 2020.

(3)Compared to the prior year, exchange rates increased our revenue growth by $238 million, or 9.3%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna during the first half of 2021 relative to the prior year period.
Segment EBITDA. Segment EBITDA increased $141 million, or 84.4%, in the first half of 2021 compared to the prior year period. Our Europe Segment EBITDA included a positive year over year impact of $17 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during the first half of 2020. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $125 million, or 74.3%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the six months ended June 30, 2021.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2020	6.5%
Increase due to:
Change in gross margin	1.3%	(1)
Change in segment operating expenses	2.2%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%
Segment EBITDA for the six months ended June 30, 2021	10.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin was primarily attributable to favorable impacts of (i) 1.0% as a result of net price increases and margin improvement initiatives supporting the pursuit of profitable revenue growth, and (ii) 0.3% from the disposal of non-core operations in 2020.
(2) The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.7% from bad debt expense due to customers' improved solvency and an increase in reserve in the prior year related to the COVID-19 pandemic, (ii) 0.5% from freight, vehicle and fuel expenses due to higher internet and mail order sales in the prior year, which have higher freight costs, favorable leverage effect, and cost savings from restructuring activities primarily due to exiting facilities and route consolidation, (iii) 0.3% from personnel costs primarily due to a favorable leverage effect, headcount reductions, and limited travel expenses, partially offset by government grants received in the prior year to cover employee costs in countries such as the U.K. and Germany (a lesser amount was received in 2021) and increased incentive compensation, and (iv) other individually immaterial factors that had an impact of 0.7% in the aggregate.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2021	2020	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$989,362	$751,408	30.5%	0.4%	0.8%	31.7%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$989,362	$751,408	30.5%	0.4%	0.8%	31.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 30.5% for the first half of 2021 compared to the prior year period despite one fewer selling day. On a per day basis, organic revenue increased 31.5%. The organic increase was primarily due to strong demand for our products across all channels of our business. We believe the revenue growth was driven by our competitive advantage with our delivery service teams that enabled us to keep up with the strong demand and have more available inventory than our competitors.
Segment EBITDA. Segment EBITDA increased $56 million, or 66.8%, in the first half of 2021 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2020	11.2%
Increase due to:
Change in gross margin	1.9%	(1)
Change in segment operating expenses	1.1%	(2)
Segment EBITDA for the six months ended June 30, 2021	14.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflects favorable product and channel mix as well as lower discounting to recover increased input costs.
(2) The decrease in segment operating expenses as a percentage of revenue, which includes the operating leverage impact from the organic parts and services revenue growth of 30.5% compared to the prior year, reflects a favorable impact of (i) 0.6% in personnel costs due to cost reductions in the second half of 2020, partially offset by increased incentive compensation, and (ii) several individually immaterial factors that had a favorable impact of 0.7% in the aggregate, partially offset by (iii) a 0.2% unfavorable impact in freight, vehicle and fuel expenses due to an increased use of third party freight due to customer mix.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$328,700	$312,154	$476,426
Total debt (1)	2,466,140	2,896,676	3,278,453
Current maturities (2)	91,131	58,810	93,520
Capacity under credit facilities (3)	3,260,000	3,260,000	3,260,000
Availability under credit facilities (3)	1,753,766	2,546,081	2,050,884
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,082,466	2,858,235	2,527,310
(1) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $15 million, $26 million and $28 million as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively).
(2)     Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of immaterial amounts as of June 30, 2021, December 31, 2020 and June 30, 2020).
(3)    Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility. Availability under credit facilities is reduced by our outstanding letters of credit. Capacity was reduced by $110 million to $3.15 billion with the July 30, 2021 termination of the receivables securitization facility.
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
As of June 30, 2021, we had debt outstanding and additional available sources of financing as follows:

•Senior secured credit facilities maturing in January 2024, composed of $3.15 billion in revolving credit ($1.4 billion outstanding at June 30, 2021), bearing interest at variable rates, and term loans totaling $350 million (repaid in full as of June 30, 2021) with availability reduced by $71 million of amounts outstanding under letters of credit
•Euro Notes (2024) totaling $593 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•2028 Notes totaling $296 million (€250 million) maturing in April 2028 and bearing interest at a 4.125% fixed rate
•Receivables securitization facility with availability up to $110 million (no outstanding balance as of June 30, 2021), maturing in November 2021 and bearing interest at variable commercial paper rates (facility terminated effective July 30, 2021)
As of June 30, 2021, we had approximately $1.8 billion available under our credit facilities. Combined with $329 million of cash and cash equivalents at June 30, 2021, we had approximately $2.1 billion in available liquidity, a decrease of $776 million from our available liquidity as of December 31, 2020. On April 1, 2021, we redeemed the Euro Notes (2026) with proceeds from borrowings on our revolving credit facility and cash on hand, resulting in a decrease in available liquidity compared to December 31, 2020. Additionally, in the second quarter of 2021, we used free cash flow generated in our domestic operations and borrowings on our revolving credit facility to repay all of our term loan ($319 million). As of June 30, 2021, we have $282 million of debt drawn in North America on our credit facilities. With these second quarter transactions, we reduced our overall liquidity by utilizing available capacity on the revolving credit facility. We believe our future cash flow needs can be supported by a smaller credit facility, so we redeemed the Euro Notes (2026) and eliminated the term loan using funds from the revolving credit facility, which in turn will lower our interest expense and non-usage fees.
We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. To support our liquidity position during the COVID-19 pandemic, we focused on preserving cash during the expected period of reduced demand. Our action plan to strengthen our liquidity position included a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax deferrals, and suspension of our share buyback program, in addition to the cost saving measures discussed in the "COVID-19 Impact on Our Operations" section above. Given our success in strengthening our liquidity position as of September 30, 2020, we recommenced our share buyback program during the fourth quarter of 2020. Our 2021 plan includes spending to rebuild inventory levels, support growth driven capital projects, and complete strategic acquisitions. However, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the COVID-19 pandemic are reasonably likely to materially affect our liquidity and capital resources negatively in the future.
With $2.1 billion of total liquidity as of June 30, 2021 and $91 million of current maturities, we have access to funds to meet our near term commitments even if the pandemic effect extends longer than our current expectations. We have a surplus of current assets over current liabilities, which further reduces the risk of short term cash shortfalls.
Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of June 30, 2021):

	Covenant Level	Ratio Achieved as of June 30, 2021
Maximum net leverage ratio	4.50:1.00	1.2
Minimum interest coverage ratio	3.00:1.00	20.8
The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
Our credit agreement contains customary covenants that impose limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of June 30, 2021.
We amended our senior secured credit facility in June 2020 to increase the maximum net leverage ratio effective with our compliance certificate filed with respect to the second quarter of 2020; refer to "Senior Secured Credit Agreement" in Note 9, "Long-Term Obligations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the June 2020 amendment. With the amendment and strong cash flow generation since the pandemic began, we believe that we have significantly reduced the risk of a covenant breach, including by reducing our net leverage ratio relative to the second quarter of 2020 in each successive quarter.
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
Beginning in 2019, a number of our European suppliers began participating in a supply chain financing initiative in select countries under which they may sell their accounts receivable to the participating financial institutions, allowing us to extend payment terms which in turn improves our operating cash flows. The initiative allows our suppliers to monetize their receivables prior to their payment date, subject to payment of a discount. We expect more suppliers will begin participating in our European supply chain financing initiative in the second half of 2021. Financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. The initiative is at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions did not continue to purchase receivables from our suppliers under the initiative, the participating vendors may need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the initiative to the participating financial institutions are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets.
Borrowings under the credit agreement accrue interest at variable rates which are tied to the prime rate, LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate that is subject to change quarterly based on our reported leverage ratio. We have held interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, from time to time, we hold currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2021, we did not have any of these types of contracts outstanding, and the weighted average interest rate on borrowings outstanding under our credit agreement was 1.1% at June 30, 2021. Including our senior notes, our overall weighted average interest rate on borrowings was 2.2% at June 30, 2021.
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
Cash interest payments were $45 million for the six months ended June 30, 2021; these payments increased by $39 million in the second quarter compared to the first quarter of 2021 as a result of our semi-annual interest payments on our Euro Notes (2024) and Euro Notes (2028) as well as the interest owed when we settled the Euro Notes (2026). Interest payments on our Euro Notes (2024) and Euro Notes (2028) are made in April and October.

We had outstanding credit agreement borrowings of $1.4 billion and $967 million at June 30, 2021 and December 31, 2020, respectively. Of these amounts, there were no current maturities as of June 30, 2021 and maturities of $18 million at December 31, 2020.
The scheduled maturities of long-term obligations outstanding at June 30, 2021 are as follows (in thousands):

Six months ending December 31, 2021 (1):	$81,018
Years ending December 31:
2022	17,379
2023	9,006
2024	2,035,307
2025	9,446
Thereafter	313,984
Total debt (2)	$2,466,140
(1)    Maturities of long-term obligations due by December 31, 2021 includes $74 million of short-term debt that may be extended beyond the current due date.
(2)    The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $15 million as of June 30, 2021).
As of June 30, 2021, the Company had cash and cash equivalents of $329 million, of which $248 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Cuts and Jobs Act (the "Tax Act") and the related imposition of the transition tax on the deemed repatriation of historical earnings of foreign subsidiaries as of December 31, 2017. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income (“GILTI”) regime.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
North America	$262,100	$161,300	$100,800	$522,100	$490,000	$32,100	(1)
Europe	1,005,700	683,400	322,300	1,899,300	1,551,200	348,100	(2)
Specialty	361,400	118,900	242,500	752,700	426,200	326,500	(3)
Total	$1,629,200	$963,600	$665,600	$3,174,100	$2,467,400	$706,700
(1)Inventory purchases across the North America segment have increased in the six months ended June 30, 2021 compared to the prior year period due to the low base as we scaled back buying in recognition of demand changes in 2020. We are rebuilding our inventory levels after decreases in 2020 due to the COVID-19 pandemic, however, they did not reach our desired levels in the first half of 2021 due to ocean freight driven delays in shipping and overall pandemic driven lower production volumes.
(2)The increase in inventory purchases in our Europe segment included an increase of $147 million attributable to the increase in the value of the euro, and to a lesser extent, the pound sterling in the six months ended June 30, 2021 compared to the prior year period. On a constant currency basis, inventory purchases increased compared to 2020, primarily due to the low base as we scaled back buying in recognition of demand changes in 2020. However, we did not reach our desired levels in the first half of 2021 due to ocean freight driven delays in shipping and overall pandemic driven lower production volumes.

(3)The increase in inventory purchases in the Specialty segment was primarily due to required restocking to keep up with the high demand for our products.
The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
North America wholesale salvage cars and trucks	63	36	75.0%	113	108	4.6%
Europe wholesale salvage cars and trucks	6	5	20.0%	13	12	8.3%
Self service and "crush only" cars	141	137	2.9%	277	286	(3.1)%
Salvage purchases increased relative to the prior year due to reduced buying in the prior year to reflect lower demand during the COVID-19 pandemic. Self service vehicle purchases declined due to (i) increased competition in the market due to rising costs of precious metals and scrap steel and (ii) fewer purchases due to the elimination of underperforming locations in accordance with the 2020 restructuring plan.
We expect to increase inventory purchases in the remainder of 2021 compared to the second half of 2020 to support the service and fill rate requirements of our businesses based on the revenue trend and expectations for full year 2021, including normal seasonality, as our inventory levels in 2020 decreased due to the COVID-19 pandemic. However, we expect to be able to operate effectively at a lower inventory balance than at the end of 2019, before the impacts of the pandemic.
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the six months ended June 30, 2020	$913
Increase (decrease) due to:
Operating income	394	(1)
Cash paid for taxes	(202)	(2)
Cash paid for interest	11
Working capital accounts: (3)
Receivables, net	(156)
Inventories	(438)
Accounts payable	456
Other operating activities	(45)	(4)
Net cash provided by operating activities for the six months ended June 30, 2021	$933
(1)    Refer to the Consolidated Results of Operations section for further information on the increase in operating income.
(2)    Cash payments related to income taxes increased for U.S. federal and state income taxes due to a projected increase in pretax income and the timing of estimated tax payments.
(3)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
Receivables, net was a $156 million greater outflow in 2021 primarily due to a significant increase in June 2021 revenue compared to June 2020, which translated to higher receivables balances and larger net outflows in the North America segment (of $79 million) and in the Europe segment (of $81 million). We had a cash inflow in the Specialty segment (of $4 million).
Inventories represented $438 million in incremental cash outflows in the first six months of 2021 compared to the same period of 2020.The change is primarily attributable to the reduction in inventory purchases during 2020 as we scaled back buying in the recognition of demand changes. Additionally, we expected a larger cash outflow in the first half of 2021 as we worked to rebuild our inventory levels, but as described in the procurement section above, we were delayed in doing so. We now anticipate that the inventory build will take place over the balance of the year.

Accounts payable produced $456 million in higher cash inflows primarily due to higher accounts payable balances in the North America segment (of $161 million) and in the Specialty segment (of $24 million) due to timing of payments, and in the Europe segment (of $271 million) compared to the prior year period, as a result of timing of payments and benefits of extended payment terms, including through our supply chain financing initiatives.
(4)    Cash flows from other operating activities decreased $45 million, primarily due to a $54 million decrease related to the timing of value added tax payables payments compared to the prior year partially offset by a number of individually insignificant fluctuations in other operating activities.
Net cash used in investing activities totaled $109 million and $76 million during the six months ended June 30, 2021 and 2020, respectively. Property, plant and equipment purchases were $88 million during the six months ended June 30, 2021 compared to $77 million in the prior year period. We invested $29 million of cash, net of cash acquired, in business acquisitions during the six months ended June 30, 2021 compared to $5 million during the six months ended June 30, 2020. We received $18 million of net proceeds from divestitures of businesses held for sale and property, plant and equipment in the six months ended June 30, 2021, compared to $11 million in the prior year period.
The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$933,090	$913,052
Less: purchases of property, plant and equipment	87,854	77,301
Free cash flow	$845,236	$835,751
Net cash used in financing activities totaled $809 million and $890 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, net repayments of our borrowings totaled $347 million compared to $782 million during the six months ended June 30, 2020. The net repayments in 2021and 2020 include the redemption of the €750 million Euro Notes (2026) and the $600 million U.S. Notes, respectively. We repurchased $344 million of our common stock in the six months ended June 30, 2021 (reflecting the cash outflow for transactions that settled in the period), compared to $88 million in the six months ended June 30, 2020. In 2021, we settled our cross currency swap and other foreign exchange forward contracts with the counterparties for $89 million due primarily to strengthening in the Euro exchange rate relative to the contract rates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates; and
•commodity prices.
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 49.2% and 50.5% of our revenue during the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.9% change in our consolidated revenue and a 3.1% change in our operating income for the six months ended June 30, 2021. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2021 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated financing transactions, we may hedge the exposure through the use of foreign currency forward contracts. As of June 30, 2021, we did not hold foreign currency forward contracts related to non-functional currency denominated debt.
Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of June 30, 2021, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €954 million and SEK 185 million under our revolving credit facilities. As of December 31, 2020, we had outstanding borrowings of €500 million under our Euro Notes (2024), and €1.0 billion under our Euro Notes (2026/28); we had no foreign borrowings under our revolving credit facilities.
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
We had none of our variable rate debt under our credit facilities at fixed rates at June 30, 2021 compared to 87% at December 31, 2020. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At June 30, 2021, we had approximately $1.5 billion of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $15 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals such as platinum, palladium and rhodium). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended June 30, 2021 increased 18% over the average for the first quarter of 2021. The average prices of rhodium and platinum decreased by 2% and 1% for the three months ended June 30, 2021, and the price of palladium     increased by 16%, over the averages for the first quarter of 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. There have been no material changes to the legal proceedings previously disclosed in our 2020 Form 10-K and Form 10-Q for the quarter ended March 31, 2021 other than as follows:
In July 2021, (i) Region 3 of the U.S. Environmental Protection Agency ("EPA") initiated enforcement actions against eight of the Company's facilities by delivery of a Notice of Potential Violations and (ii) Region 4 of the EPA initiated enforcement actions against four of the Company's facilities by delivery of a Notice of Violation. The EPA has not communicated any potential penalty amounts that it may seek with respect to these facilities. We do not expect that any proposed penalty will have a material effect on our financial position, results of operations or cash flows.

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
On October 25, 2019, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $500 million of our common stock from time to time through October 25, 2022; this extended date also applies to the original repurchase program. With the increase, the Board of Directors had authorized a total of $1.0 billion of common stock repurchases.
On July 28, 2021, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $1.0 billion of our common stock from time to time through October 25, 2024; this extended date also applies to the original repurchase program. With the increase, the Board of Directors has authorized a total of $2.0 billion of common stock repurchases.
The following table summarizes our stock repurchases for the three months ended June 30, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	100	$46.78	100	$469,238
May 1, 2021 - May 31, 2021	2,348	$49.68	2,348	$352,573
June 1, 2021 - June 30, 2021	3,723	$48.97	3,723	$170,232
Total	6,171		6,171

Item 6. Exhibits
Exhibits
(b) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2021.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)