Form 10-Q
period 2021-09-30
LKQ CORP
filed 2021-11-03
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At October 29, 2021, the registrant had outstanding an aggregate of 291,491,183 shares of Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$3,296,611	$3,047,684	$9,902,511	$8,674,942
Cost of goods sold	1,953,219	1,849,142	5,849,696	5,251,520
Gross margin	1,343,392	1,198,542	4,052,815	3,423,422
Selling, general and administrative expenses	897,896	813,893	2,648,128	2,451,073
Restructuring and acquisition related expenses	2,525	20,495	15,479	52,415
Impairment of net assets held for sale and (gain) loss on disposal of businesses	822	(503)	240	1,733
Depreciation and amortization	63,995	68,655	194,692	199,897
Operating income	378,154	296,002	1,194,276	718,304
Other expense (income):
Interest expense, net of interest income	15,427	25,182	55,778	76,729
Loss on debt extinguishment	—	—	23,564	12,751
Other (income) expense, net	(2,888)	2,492	(13,412)	(9,304)
Total other expense, net	12,539	27,674	65,930	80,176
Income from continuing operations before provision for income taxes	365,615	268,328	1,128,346	638,128
Provision for income taxes	89,340	78,510	290,028	180,790
Equity in earnings of unconsolidated subsidiaries	7,731	4,113	17,028	1,980
Income from continuing operations	284,006	193,931	855,346	459,318
Net loss from discontinued operations	—	—	—	(638)
Net income	284,006	193,931	855,346	458,680
Less: net (loss) income attributable to continuing noncontrolling interest	(49)	448	754	1,166
Less: net income attributable to discontinued noncontrolling interest	—	—	—	103
Net income attributable to LKQ stockholders	$284,055	$193,483	$854,592	$457,411

Basic earnings per share: (1)
Income from continuing operations	$0.97	$0.64	$2.86	$1.51
Net loss from discontinued operations	—	—	—	(0.00)
Net income	0.97	0.64	2.86	1.50
Less: net (loss) income attributable to continuing noncontrolling interest	(0.00)	0.00	0.00	0.00
Less: net income attributable to discontinued noncontrolling interest	—	—	—	0.00
Net income attributable to LKQ stockholders	$0.97	$0.64	$2.86	$1.50

Diluted earnings per share: (1)
Income from continuing operations	$0.96	$0.64	$2.85	$1.51
Net loss from discontinued operations	—	—	—	(0.00)
Net income	0.96	0.64	2.85	1.50
Less: net (loss) income attributable to continuing noncontrolling interest	(0.00)	0.00	0.00	0.00
Less: net income attributable to discontinued noncontrolling interest	—	—	—	0.00
Net income attributable to LKQ stockholders	$0.96	0.64	$2.85	$1.50
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$284,006	$193,931	$855,346	$458,680
Less: net (loss) income attributable to continuing noncontrolling interest	(49)	448	754	1,166
Less: net income attributable to discontinued noncontrolling interest	—	—	—	103
Net income attributable to LKQ stockholders	284,055	193,483	854,592	457,411

Other comprehensive income (loss):
Foreign currency translation, net of tax	(48,139)	70,178	(50,847)	(2,453)
Net change in unrealized gains/losses on cash flow hedges, net of tax	—	222	869	(7,130)
Net change in unrealized gains/losses on pension plans, net of tax	306	2,803	932	4,798
Other comprehensive income (loss) from unconsolidated subsidiaries	348	(3,162)	(520)	(4,052)
Other comprehensive income (loss)	(47,485)	70,041	(49,566)	(8,837)

Comprehensive income	236,521	263,972	805,780	449,843
Less: comprehensive (loss) income attributable to continuing noncontrolling interest	(49)	448	754	1,166
Less: comprehensive income attributable to discontinued noncontrolling interest	—	—	—	103
Comprehensive income attributable to LKQ stockholders	$236,570	$263,524	$805,026	$448,574
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$402,703	$312,154
Receivables, net	1,185,004	1,073,389
Inventories	2,423,853	2,414,612
Prepaid expenses and other current assets	247,838	233,877
Total current assets	4,259,398	4,034,032
Property, plant and equipment, net	1,192,357	1,248,703
Operating lease assets, net	1,341,064	1,353,124
Intangible assets:
Goodwill	4,525,474	4,591,569
Other intangibles, net	755,426	814,219
Equity method investments	178,410	155,224
Other noncurrent assets	208,731	163,662
Total assets	$12,460,860	$12,360,533
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,262,976	$932,406
Accrued expenses:
Accrued payroll-related liabilities	255,899	208,718
Refund liability	108,292	102,148
Other accrued expenses	332,046	334,890
Other current liabilities	123,105	130,021
Current portion of operating lease liabilities	203,126	221,811
Current portion of long-term obligations	36,815	58,497
Total current liabilities	2,322,259	1,988,491
Long-term operating lease liabilities, excluding current portion	1,188,984	1,197,963
Long-term obligations, excluding current portion	2,348,448	2,812,641
Deferred income taxes	280,850	291,421
Other noncurrent liabilities	378,385	374,640
Commitments and contingencies
Redeemable noncontrolling interest	24,077	24,077
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 321,553,252 shares issued and 292,243,742 shares outstanding at September 30, 2021; 320,867,602 shares issued and 303,553,000 shares outstanding at December 31, 2020	3,215	3,208
Additional paid-in capital	1,465,346	1,444,584
Retained earnings	5,630,632	4,776,040
Accumulated other comprehensive loss	(148,575)	(99,009)
Treasury stock, at cost; 29,309,510 shares at September 30, 2021 and 17,314,602 shares at December 31, 2020	(1,048,809)	(469,105)
Total Company stockholders' equity	5,901,809	5,655,718
Noncontrolling interest	16,048	15,582
Total stockholders' equity	5,917,857	5,671,300
Total liabilities and stockholders' equity	$12,460,860	$12,360,533
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$855,346	$458,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,690	220,636
Stock-based compensation expense	24,989	22,851
Loss on debt extinguishment	23,564	12,751
Other	(45,836)	(10,320)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(133,767)	(28,622)
Inventories	(52,854)	535,348
Prepaid income taxes/income taxes payable	(28,680)	(22,510)
Accounts payable	378,170	(105,719)
Other operating assets and liabilities	128,406	51,546
Net cash provided by operating activities	1,362,028	1,134,641
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(132,705)	(109,949)
Proceeds from disposals of property, plant and equipment	16,177	12,937
Acquisitions, net of cash acquired	(66,771)	(7,107)
Other investing activities, net	(17,543)	(2,314)
Net cash used in investing activities	(200,842)	(106,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	(16,014)	(9,498)
Repayment of Euro Notes (2026)	(883,275)	—
Repayment of U.S. Notes (2023)	—	(600,000)
Borrowings under revolving credit facilities	4,097,517	599,485
Repayments under revolving credit facilities	(3,242,394)	(949,381)
Repayments under term loans	(323,750)	(13,125)
Borrowings under receivables securitization facility	—	111,300
Repayments under receivables securitization facility	—	(111,300)
Repayments of other debt, net	(18,109)	(74,822)
Settlement of derivative instruments, net	(88,743)	—
Purchase of treasury stock	(574,585)	(88,006)
Other financing activities, net	(16,458)	(15,436)
Net cash used in financing activities	(1,065,811)	(1,150,783)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,826)	9,100
Net increase (decrease) in cash, cash equivalents and restricted cash	90,549	(113,475)
Cash and cash equivalents of continuing operations, beginning of period (1)	312,154	528,387
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	6,470
Cash and cash equivalents of continuing and discontinued operations, beginning of period	312,154	534,857
Cash and cash equivalents, end of period	$402,703	$421,382

(1) The balance as of January 1, 2020 included restricted cash of $5 million.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2021	2020
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$337,149	$210,952
Interest	52,889	97,858
Supplemental disclosure of noncash investing and financing activities:
Leased assets obtained in exchange for finance lease liabilities	$6,240	$14,716
Leased assets obtained in exchange for operating lease liabilities	177,948	138,774
Noncash property, plant and equipment and software intangible additions in accounts payable and other accrued expenses	11,241	8,339
Notes payable and other financing obligations, including notes issued and debt assumed in connection with business acquisitions and disposals	4,214	4,593
Notes receivable and contingent consideration receivable acquired in connection with disposal of businesses	—	8,549
Contingent consideration liabilities	2,135	3,045

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, July 1, 2021	321,260	$3,212	(24,972)	$(829,768)	$1,458,993	$5,346,577	$(101,090)	$16,085	$5,894,009
Net income	—	—	—	—	—	284,055	—	(49)	284,006
Other comprehensive loss	—	—	—	—	—	—	(47,485)	—	(47,485)
Purchase of treasury stock	—	—	(4,338)	(219,041)	—	—	—	—	(219,041)
Vesting of restricted stock units, net of shares withheld for employee tax	293	3	—	—	(1,843)	—	—	—	(1,840)
Stock-based compensation expense	—	—	—	—	8,196	—	—	—	8,196
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(99)	(99)
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	—	256	256
BALANCE, September 30, 2021	321,553	$3,215	(29,310)	$(1,048,809)	$1,465,346	$5,630,632	$(148,575)	$16,048	$5,917,857

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, July 1, 2020	320,530	$3,205	(16,496)	$(439,819)	$1,433,338	$4,401,545	$(279,763)	$29,435	$5,147,941
Net income	—	—	—	—	—	193,483	—	448	193,931
Other comprehensive income	—	—	—	—	—	—	70,041	—	70,041
Vesting of restricted stock units, net of shares withheld for employee tax	300	3	—	—	(933)	—	—	—	(930)
Stock-based compensation expense	—	—	—	—	7,088	—	—	—	7,088
Dividends declared to noncontrolling interest shareholder	—	—	—	—	—	—	—	(2,485)	(2,485)
BALANCE, September 30, 2020	320,830	$3,208	(16,496)	$(439,819)	$1,439,493	$4,595,028	$(209,722)	$27,398	$5,415,586

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2021	320,868	$3,208	(17,315)	$(469,105)	$1,444,584	$4,776,040	$(99,009)	$15,582	$5,671,300
Net income	—	—	—	—	—	854,592	—	754	855,346
Other comprehensive loss	—	—	—	—	—	—	(49,566)	—	(49,566)
Purchase of treasury stock	—	—	(11,995)	(579,704)	—	—	—	—	(579,704)
Vesting of restricted stock units, net of shares withheld for employee tax	685	7	—	—	(4,227)	—	—	—	(4,220)
Stock-based compensation expense	—	—	—	—	24,989	—	—	—	24,989
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(241)	(241)
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	—	98	98
BALANCE, September 30, 2021	321,553	$3,215	(29,310)	$(1,048,809)	$1,465,346	$5,630,632	$(148,575)	$16,048	$5,917,857

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2020	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
Net income	—	—	—	—	—	457,411	—	1,269	458,680
Other comprehensive loss	—	—	—	—	—	—	(8,837)	—	(8,837)
Purchase of treasury stock	—	—	(3,300)	(88,006)	—	—	—	—	(88,006)
Vesting of restricted stock units, net of shares withheld for employee tax	791	8	—	—	(3,063)	—	—	—	(3,055)
Stock-based compensation expense	—	—	—	—	22,851	—	—	—	22,851
Exercise of stock options	112	1	—	—	1,466	—	—	—	1,467
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2,171)	(2,171)
Adoption of ASU 2016-13	—	—	—	—	—	(2,519)	—	—	(2,519)
Disposition of subsidiary with noncontrolling interests(1)	—	—	—	—	—	—	—	(11,404)	(11,404)
BALANCE, September 30, 2020	320,830	$3,208	(16,496)	$(439,819)	$1,439,493	$4,595,028	$(209,722)	$27,398	$5,415,586
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
We completed the sale of Stahlgruber's Czech Republic business on February 28, 2020, resulting in an immaterial loss on sale (presented in Net loss from discontinued operations in the Unaudited Condensed Consolidated Statements of Income). As part of the transaction, we purchased the 48.2% noncontrolling interest from the minority shareholder for a purchase price of €8 million, which included the issuance of €4 million of notes payable, and then immediately thereafter sold 100% of the business for a purchase price of €14 million, which included €7 million of notes receivable. This transaction resulted in a disposition of noncontrolling interest of $11 million. From January 1, 2020 through the date of sale, we recorded an immaterial amount of net income (excluding the loss on sale) from discontinued operations related to the business, of which an immaterial amount was attributable to the noncontrolling interest.

Note 3. Financial Statement Information
Allowance for Credit Losses
Receivables, net are reported net of an allowance for credit losses. Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected lifetime credit losses was $63 million and $70 million as of September 30, 2021 and December 31, 2020, respectively. Bad debt expense totaled $3 million and $23 million for the nine months ended September 30, 2021 and 2020, respectively.
Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Aftermarket and refurbished products	$2,004,516	$2,025,002
Salvage and remanufactured products	388,769	368,815
Manufactured products	30,568	20,795
Total inventories	$2,423,853	$2,414,612
Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of September 30, 2021, manufactured products inventory was composed of $24 million of raw materials, $5 million of work in process, and $1 million of finished goods. As of December 31, 2020, manufactured products inventory was composed of $16 million of raw materials, $3 million of work in process, and $2 million of finished goods.
Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2020, and we determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 30%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify a triggering event in 2021 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.
Investments in Unconsolidated Subsidiaries
Our investment in unconsolidated subsidiaries was $178 million and $155 million as of September 30, 2021 and December 31, 2020, respectively.
Europe Segment
Our investment in unconsolidated subsidiaries in Europe was $155 million and $137 million as of September 30, 2021 and December 31, 2020, respectively. We recorded equity in earnings of $4 million and $13 million during the three and nine months ended September 30, 2021, respectively, and equity in earnings of $4 million and $5 million during the three and nine months ended September 30, 2020, respectively, mainly related to our investment in Mekonomen AB ("Mekonomen").
We are accounting for our 26.6% equity interest in Mekonomen using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee. As of September 30, 2021, our share of the book value of Mekonomen's net assets exceeded the book value of our investment in Mekonomen by $8 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.
Mekonomen announced in March 2020 and February 2021, respectively, that the Mekonomen Board of Directors proposed no dividend payment in 2020 or 2021. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at September 30, 2021 was $271 million (using the Mekonomen share price of SEK 156 as of September 30, 2021) compared to a carrying value of $144 million.
North America Segment
Our investment in unconsolidated subsidiaries in the North America segment was $24 million and $19 million as of September 30, 2021 and December 31, 2020, respectively. We recorded equity in earnings of $3 million and $4 million during the three and nine months ended September 30, 2021, respectively, and equity in earnings of an immaterial amount and equity in losses of $3 million during the three and nine months ended September 30, 2020, respectively, related to our North America equity method investments.

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
The changes in the warranty reserve are as follows (in thousands):

Balance as of December 31, 2020	$27,914
Warranty expense	56,254
Warranty claims	(53,239)
Balance as of September 30, 2021	$30,929
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
Government Assistance
During the three and nine months ended September 30, 2021 and 2020, we recorded financial assistance from foreign governments, primarily in the form of grants, as credits in the following amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of goods sold	$163	$695	$526	$1,165
Selling, general and administrative expenses	884	11,754	15,121	43,928
Total government assistance	$1,047	$12,449	$15,647	$45,093
For the nine months ended September 30, 2021 and 2020, we received grants from European governments of $11 million and $38 million, respectively, with the remaining amounts related to Canada.
Financial assistance received from governments is recorded during the period in which we incur the costs that the assistance is intended to offset (and only if it is probable that we will meet the conditions required under the terms of the assistance).
Leases - Cash Flow Disclosure
The amount disclosed for Leased assets obtained in exchange for operating lease liabilities for the nine months ended September 30, 2020 in the supplemental disclosure of noncash investing and financing activities in the Unaudited Condensed Consolidated Statements of Cash Flows includes an immaterial correction of $81 million to address an omission of the impact of lease modifications and terminations.
Stockholders' Equity
Treasury Stock
As of June 30, 2021, our Board of Directors had authorized a stock repurchase program under which we were able to purchase up to $1.0 billion of our common stock from time to time through October 25, 2022. On July 28, 2021, our Board of Directors authorized a $1.0 billion increase and a two year extension to our stock repurchase program, raising the aggregate authorization under the program to $2.0 billion and authorizing repurchases through October 25, 2024. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Repurchased shares are accounted for as treasury stock using the cost method.

During the three and nine months ended September 30, 2021, we repurchased 4.3 million and 12.0 million shares of common stock, respectively, for an aggregate price of $219 million and $580 million, respectively. During the nine months ended September 30, 2020, we repurchased 3.3 million shares of common stock for an aggregate price of $88 million; we did not repurchase any shares during the three months ended September 30, 2020. As of September 30, 2021, there was $951 million of remaining capacity under our repurchase program.
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
Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, with our parts and services revenue further disaggregated by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
North America	$1,076,599	$1,007,001	$3,172,207	$3,007,169
Europe	1,519,682	1,479,174	4,544,749	4,043,473
Specialty	465,027	399,554	1,454,389	1,150,962
Parts and services	3,061,308	2,885,729	9,171,345	8,201,604
Other	235,303	161,955	731,166	473,338
Total revenue	$3,296,611	$3,047,684	$9,902,511	$8,674,942

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
Our service-type warranties typically have service periods ranging from 6 months to 36 months. Proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in thousands):

Balance as of January 1, 2021	$25,622
Additional warranty revenue deferred	51,159
Warranty revenue recognized	(45,034)
Balance as of September 30, 2021	$31,747

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
Variable Consideration
The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. Under FASB Accounting Standards Codification Topic 606 ("ASC 606"), we are required to select the “expected value method” or the “most likely amount” method in order to estimate variable consideration. We utilize both methods in practice depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $108 million and $59 million, respectively, as of September 30, 2021, and $102 million and $57 million, respectively, as of December 31, 2020. The refund liability is presented separately on the Unaudited Condensed Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $131 million and $127 million as of September 30, 2021 and December 31, 2020, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to our unaudited condensed consolidated financial statements.

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
During the three and nine months ended September 30, 2020, we incurred $1 million and $6 million, respectively, of restructuring expenses under this program, primarily related to facility exit costs and employee-related costs in our Europe and North America segments.
The actions under this program are substantially complete, and the expenses incurred during the three and nine months ended September 30, 2021 were immaterial. The total cumulative program costs incurred to date were $47 million, of which $31 million, $14 million and $1 million were in our Europe, North America and Specialty segments, respectively. As of September 30, 2021, the remaining expected costs and restructuring liabilities related to this program were immaterial.
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
During the three and nine months ended September 30, 2021, we recognized restructuring expenses of $1 million and $7 million, respectively, which included employee-related costs, facility exit costs, and a $3 million gain in the first quarter from the sale of a building to be closed as part of the restructuring plan. During the three and nine months ended September 30, 2020, we recognized restructuring expenses totaling $10 million and $38 million, respectively, for employee-related costs, facility exit costs and inventory write-downs. Of the cumulative program costs incurred to date, $29 million, $26 million and $1 million related to our North America, Europe and Specialty segments, respectively. We estimate total costs under the program through its expected completion date in 2023 will be between $60 million and $70 million, of which approximately $33 million, $32 million, and $1 million will be incurred by our Europe, North America and Specialty segments, respectively; these segment amounts represent the midpoints of the expected ranges of costs to be incurred by each segment.
As of September 30, 2021 and December 31, 2020, restructuring liabilities incurred related to this program totaled $13 million and $21 million, respectively, including $10 million and $17 million, respectively, related to leases we have exited or expect to exit prior to the end of the lease term (reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Unaudited Condensed Consolidated Balance Sheets), and $2 million and $4 million, respectively, for employee termination costs (reported in Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets). Our lease-related restructuring liabilities are estimated based on remaining rent payments after our actual exit date for facilities closed through the third quarter of 2021 and after our planned exit date for facilities we expect to close in future periods; these liabilities do not reflect any estimated proceeds we may be able to achieve through subleasing the facilities.

Acquisition Integration Plans
During the three and nine months ended September 30, 2021, we incurred immaterial restructuring expenses for our acquisition integration plans. We expect to incur future expenses of up to $5 million to complete an integration plan related to acquisitions completed in our Specialty segment during the nine months ended September 30, 2021.
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
During the nine months ended September 30, 2021, we incurred $6 million of employee-related restructuring charges under our 1 LKQ Europe program; costs incurred in the three months ended September 30, 2021 were immaterial. We estimate that we will incur between $40 million and $50 million in total personnel and inventory-related restructuring charges through 2024 under the program. We may identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. As of September 30, 2021, the restructuring liabilities related to this program were immaterial.
Acquisition Related Expenses
We incurred immaterial acquisition related expenses in each of the three and nine months ended September 30, 2021. These expenses included external costs such as legal, accounting and advisory fees related to completed and potential transactions.
During the three and nine months ended September 30, 2020, we incurred $8 million of acquisition related expenses, primarily related to the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.

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

Outstanding unvested RSUs earn dividend equivalents at the same rate as dividends on the Company’s common stock. The dividend equivalents are subject to the same vesting requirements, restrictions and forfeiture provisions as the original award.
The fair value of RSUs that vested during the nine months ended September 30, 2021 was $34 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the nine months ended September 30, 2021:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2021	1,479,672	$31.71
Granted (2)	732,527	$39.12
Vested	(758,268)	$32.86
Forfeited / Canceled	(46,552)	$34.39
Unvested as of September 30, 2021	1,407,379	$34.86
Expected to vest after September 30, 2021	1,215,271	$34.89	2.9	$61,152
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of the Company's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of the Company’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2020 was $31.67.
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
Outstanding unvested PSUs earn dividend equivalents at the same rate as dividends on the Company’s common stock. The dividend equivalents are subject to the same vesting requirements, restrictions and forfeiture provisions as the original award.
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the nine months ended September 30, 2021:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2021	291,601	$29.98
Granted (2)	125,656	$38.31
Forfeited / Canceled	(7,398)	$31.25
Unvested as of September 30, 2021	409,859	$32.51
Expected to vest after September 30, 2021	403,290	$32.44	1.2	$20,294
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the nine months ended September 30, 2020 was $31.85.

Stock-Based Compensation Expense
Pre-tax stock-based compensation expense for RSUs and PSUs totaled $8 million and $25 million for the three and nine months ended September 30, 2021, respectively, and $7 million and $23 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, unrecognized compensation expense related to unvested RSUs and PSUs was $50 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from target.

Note 7. Earnings Per Share
The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income from continuing operations	$284,006	$193,931	$855,346	$459,318
Denominator for basic earnings per share—Weighted-average shares outstanding	294,026	304,271	299,184	304,837
Effect of dilutive securities:
RSUs	633	295	658	333
PSUs	226	—	164	—
Stock options	—	—	—	1
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	294,885	304,566	300,006	305,171
Basic earnings per share from continuing operations	$0.97	$0.64	$2.86	$1.51
Diluted earnings per share from continuing operations (1)	$0.96	$0.64	$2.85	$1.51
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.
The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Antidilutive securities:
RSUs	—	717	39	847

Note 8. Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Three Months Ended
	September 30, 2021
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
BALANCE, July 1, 2021	$(59,834)	$(99)	$(32,341)	$(8,816)	$(101,090)
Pretax loss	(48,139)	—	—	—	(48,139)
Income tax effect	—	—	—	—	—
Reclassification of unrealized loss	—	—	427	—	427
Reclassification of deferred income taxes	—	—	(121)	—	(121)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	348	348
BALANCE, September 30, 2021	$(107,973)	$(99)	$(32,035)	$(8,468)	$(148,575)

	Three Months Ended
	September 30, 2020
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
BALANCE, July 1, 2020	$(243,524)	$(1,994)	$(29,939)	$(4,306)	$(279,763)
Pretax income (loss)	70,178	(19,865)	(34)	—	50,279
Income tax effect	—	4,690	9	—	4,699
Reclassification of unrealized loss	—	20,153	3,794	—	23,947
Reclassification of deferred income taxes	—	(4,756)	(966)	—	(5,722)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(3,162)	(3,162)
BALANCE, September 30, 2020	$(173,346)	$(1,772)	$(27,136)	$(7,468)	$(209,722)

	Nine Months Ended
	September 30, 2021
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2021	$(57,126)	$(968)	$(32,967)	$(7,948)	$(99,009)
Pretax (loss) income	(50,847)	2,823	—	—	(48,024)
Income tax effect	—	(677)	—	—	(677)
Reclassification of unrealized (gain) loss	—	(1,758)	1,301	—	(457)
Reclassification of deferred income taxes	—	481	(369)	—	112
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(520)	(520)
BALANCE, September 30, 2021	$(107,973)	$(99)	$(32,035)	$(8,468)	$(148,575)

	Nine Months Ended
	September 30, 2020
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
BALANCE, January 1, 2020	$(170,893)	$5,358	$(31,934)	$(3,416)	$(200,885)
Pretax loss	(3,219)	(23,490)	(34)	—	(26,743)
Income tax effect	—	5,548	9	—	5,557
Reclassification of unrealized loss	—	14,207	6,563	—	20,770
Reclassification of deferred income taxes	—	(3,395)	(1,740)	—	(5,135)
Disposal of business	766	—	—	—	766
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(4,052)	(4,052)
BALANCE, September 30, 2020	$(173,346)	$(1,772)	$(27,136)	$(7,468)	$(209,722)

Net unrealized losses and gains related to our pension plans were reclassified to Other (income) expense, net in our Unaudited Condensed Consolidated Statements of Income during each of the three and nine months ended September 30, 2021 and 2020.
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

The amounts of unrealized gains and losses on our Cash Flow Hedges reclassified to our Unaudited Condensed Consolidated Statements of Income are as follows (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification	2021	2020	2021	2020
Unrealized losses on interest rate swaps	Interest expense, net of interest income	$—	$(2,538)	$(1,188)	$(1,011)
Unrealized gains on cross currency swaps	Interest expense, net of interest income	—	2,696	539	8,043
Unrealized (losses) gains on cross currency swaps (1)	Other (income) expense, net	—	(20,874)	1,973	(21,802)
Unrealized gains on foreign currency forward contracts (1)	Other (income) expense, net	—	563	434	563
Total		$—	$(20,153)	$1,758	$(14,207)
(1)The amounts reclassified to Other (income) expense, net in our Unaudited Condensed Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.

Note 9. Long-Term Obligations
Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Senior secured credit agreement:
Term loans payable	$—	$323,750
Revolving credit facilities	1,443,063	642,958
Euro Notes (2024)	579,000	610,800
Euro Notes (2026/28)	289,500	1,221,600
Notes payable through October 2030 at weighted average interest rates of 3.1% and 3.3%, respectively	23,551	24,526
Finance lease obligations at weighted average interest rates of 3.5% and 3.5%, respectively	51,891	57,336
Other debt at weighted average interest rates of 0.7% and 1.2%, respectively	11,497	15,706
Total debt	2,398,502	2,896,676
Less: long-term debt issuance costs	(12,937)	(25,225)
Less: current debt issuance costs	(302)	(313)
Total debt, net of debt issuance costs	2,385,263	2,871,138
Less: current maturities, net of debt issuance costs	(36,815)	(58,497)
Long term debt, net of debt issuance costs	$2,348,448	$2,812,641

Senior Secured Credit Agreement
On June 11, 2020, LKQ Corporation and certain other subsidiaries of LKQ (collectively, the "Borrowers") entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement dated January 29, 2016 (the "Credit Agreement"), which modified the maximum permitted net leverage ratio through the quarter ended September 30, 2021. Prior to the amendment, the maximum permitted net leverage ratio was 4.00:1.00. After the amendment, the maximum permitted net leverage ratio became 4.25:1.00 for the quarter ended September 30, 2021. Beginning with the quarter ending December 31, 2021, the maximum permitted net leverage ratio reverts to the terms in effect prior to the amendment. In the event that the net leverage ratio is greater than 4.00:1.00, the Company would be restricted from repurchasing its shares. We can at any time elect to cancel the modifications to the maximum permitted net leverage ratio and revert to the terms in effect prior to the amendment, subject to compliance with the 4.00:1.00 ratio. Amendment No. 4 to the Credit Agreement also made certain other immaterial modifications.
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
We were required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds were not reinvested within twelve months. We also had the option to prepay outstanding amounts under the Credit Agreement without penalty. During the second quarter, we exercised this option to prepay the outstanding amount on the term loan, and thus we did not have any term loan borrowings as of September 30, 2021.
The Credit Agreement contains customary representations and warranties and customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.
Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on our net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at September 30, 2021 and December 31, 2020 were 1.1% and 1.7%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.
Of the total borrowings outstanding under the Credit Agreement, there were no current maturities as of September 30, 2021 and $18 million classified as current maturities as of December 31, 2020. As of September 30, 2021, there were letters of credit outstanding in the aggregate amount of $69 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at September 30, 2021 was $1.6 billion.
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
The Euro Notes (2028) bear interest at a rate of 4.125% per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the Euro Notes (2028) is payable in arrears on April 1 and October 1 of each year. The Euro Notes (2028) are fully and unconditionally guaranteed by LKQ Corporation and the Euro Notes (2028) Subsidiaries (the "Euro Notes (2028) Guarantors").
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

Restricted Payments
Our senior secured credit agreement and our senior notes indentures contain limitations on payment of cash dividends or other distributions of assets. Delaware law also imposes restrictions on dividend payments. These restrictions will not impact the payment of our dividend declared in October 2021 as disclosed in Note 15, “Subsequent Event”.
Receivables Securitization Facility
On December 20, 2018, we amended the terms of our receivables securitization facility with MUFG Bank, Ltd. ("MUFG") to: (i) extend the term of the facility to November 8, 2021; (ii) increase the maximum amount available to $110 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sells an ownership interest in certain receivables, related collections and security interests to MUFG for the benefit of conduit investors and/or financial institutions for cash proceeds. Effective July 30, 2021, we terminated the receivables securitization facility.
There was no outstanding balance as of December 31, 2020. Net receivables totaling $121 million were collateral for the investments under the receivables facility as of December 31, 2020.

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
At December 31, 2020, we held cross currency swaps, which contained an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively converted variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps were intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. Changes in the fair value of the derivative instruments were recorded in Accumulated other comprehensive income (loss) and were reclassified to Interest expense, net of interest income and Other (income) expense, net when the underlying transactions had an impact on earnings.
From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. Changes in the fair value of the foreign currency forward contracts where we apply hedge accounting are recorded in Accumulated other comprehensive income (loss) and reclassified to Other (income) expense, net when the underlying transaction has an impact on earnings.
As of September 30, 2021, we held no cash flow hedges, and as of December 31, 2020, we held cash flow hedges with the following notional amounts and fair values (in thousands):

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
Other Derivative Instruments Not Designated as Hedges
To manage our foreign currency exposure on non-functional currency denominated borrowings, we entered into short term foreign currency forward contracts. As of September 30, 2021, we held no foreign currency forward contracts related to non-functional currency denominated borrowings. At December 31, 2020, the notional amounts of foreign currency forward contracts related to non-functional currency denominated borrowings were €142 million and £75 million.

We elected not to apply hedge accounting for these transactions, and therefore the contracts were adjusted to fair value through our results of operations as of each balance sheet date. The fair values of these short-term derivative instruments were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets. The fair values of these contracts at December 31, 2020, along with the effect on our results of operations during the three and nine months ended September 30, 2021 and 2020, were immaterial.
We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at September 30, 2021 and December 31, 2020, along with the effect on our results of operations during the three and nine months ended September 30, 2021 and 2020, were immaterial.

Note 11. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value
We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and nine months ended September 30, 2021, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2021 and December 31, 2020 (in thousands):

	Balance as of September 30, 2021	Fair Value Measurements as of September 30, 2021
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$85,934	$—	$85,934	$—
Total Assets	$85,934	$—	$85,934	$—
Liabilities:
Contingent consideration liabilities	$5,576	$—	$—	$5,576
Deferred compensation liabilities	85,961	—	85,961	—
Total Liabilities	$91,537	$—	$85,961	$5,576

	Balance as of December 31, 2020	Fair Value Measurements as of December 31, 2020
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of life insurance	$72,250	$—	$72,250	$—
Total Assets	$72,250	$—	$72,250	$—
Liabilities:
Contingent consideration liabilities	$13,263	$—	$—	$13,263
Interest rate swaps	899	—	899	—
Deferred compensation liabilities	76,240	—	76,240	—
Cross currency swap agreements	56,328	—	56,328	—
Foreign currency forward contracts	5,190	—	5,190	—
Total Liabilities	$151,920	$—	$138,657	$13,263

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
Financial Assets and Liabilities Not Measured at Fair Value
Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both September 30, 2021 and December 31, 2020, the fair value of our credit agreement borrowings reasonably approximated the carrying values of $1.4 billion and $967 million, respectively. As of September 30, 2021 and December 31, 2020, the fair values of the Euro Notes (2024) were approximately $625 million and $662 million, respectively, compared to carrying values of $579 million and $611 million, respectively. As of December 31, 2020, the fair value of the Euro Notes (2026) was $939 million compared to a carrying value of $916 million; as of September 30, 2021, the Euro Notes (2026) were paid off. As of September 30, 2021 and December 31, 2020, the fair values of the Euro Notes (2028) were $311 million and $332 million, respectively, compared to carrying values of $290 million and $305 million, respectively.
The fair value measurements of the borrowings under our credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2021 and December 31, 2020 to assume these obligations. The fair values of our Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 12. Employee Benefit Plans
We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits. As of September 30, 2021 and December 31, 2020, the aggregate funded status of the defined benefit plans was a liability of $145 million and $153 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.
Net periodic benefit cost for our defined benefit plans included the following components for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$921	$688	$2,749	$2,214
Interest cost	333	682	1,028	2,131
Expected return on plan assets	(415)	(411)	(1,261)	(1,551)
Amortization of actuarial loss	427	238	1,301	907
Settlement loss (1)	—	3,556	—	5,656
Net periodic benefit cost	$1,266	$4,753	$3,817	$9,357

(1)Related to the settlement of a U.S. plan in 2020.
For the three and nine months ended September 30, 2021 and 2020, the service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Other (income) expense, net in our Unaudited Condensed Consolidated Statements of Income.

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
Our effective income tax rate for the nine months ended September 30, 2021 was 25.7%, compared to 28.3% for the comparable prior year period. The lower estimated annual effective tax rate for 2021 is primarily attributable to the higher forecasted 2021 results of operations, as compared to the forecasts available during the comparable period in 2020, when COVID-19 pandemic economic disruptions were depressing forecasted 2020 results. For the nine months ended September 30, 2021, the effective tax rate was decreased 0.1% by net favorable discrete items, primarily for excess tax benefits from stock-based payments. For the nine months ended September 30, 2020, the effective tax rate was increased 0.3% by unfavorable discrete items, primarily valuation allowances on net operating loss carryforwards and deferred tax adjustments as a result of statutory tax rate changes.

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
The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended September 30, 2021
Revenue:
Third Party	$1,306,310	$1,525,274	$465,027	$—	$3,296,611
Intersegment	655	—	815	(1,470)	—
Total segment revenue	$1,306,965	$1,525,274	$465,842	$(1,470)	$3,296,611
Segment EBITDA	$225,582	$175,093	$51,644	$—	$452,319
Depreciation and amortization (1)	24,022	38,752	7,576	—	70,350
Three Months Ended September 30, 2020
Revenue:
Third Party	$1,164,031	$1,484,099	$399,554	$—	$3,047,684
Intersegment	210	—	875	(1,085)	—
Total segment revenue	$1,164,241	$1,484,099	$400,429	$(1,085)	$3,047,684
Segment EBITDA	$204,957	$136,165	$48,340	$—	$389,462
Depreciation and amortization (1)	24,479	44,412	7,436	—	76,327

	North America	Europe	Specialty	Eliminations	Consolidated
Nine Months Ended September 30, 2021
Revenue:
Third Party	$3,882,734	$4,565,388	$1,454,389	$—	$9,902,511
Intersegment	1,618	—	2,671	(4,289)	—
Total segment revenue	$3,884,352	$4,565,388	$1,457,060	$(4,289)	$9,902,511
Segment EBITDA	$750,935	$484,157	$192,525	$—	$1,427,617
Depreciation and amortization (1)	72,003	118,994	21,693	—	212,690
Nine Months Ended September 30, 2020
Revenue:
Third Party	$3,465,102	$4,058,878	$1,150,962	$—	$8,674,942
Intersegment	729	—	2,923	(3,652)	—
Total segment revenue	$3,465,831	$4,058,878	$1,153,885	$(3,652)	$8,674,942
Segment EBITDA	$565,949	$303,814	$132,805	$—	$1,002,568
Depreciation and amortization (1)	72,677	126,000	21,959	—	220,636
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
The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$284,006	$193,931	$855,346	$458,680
Less: net (loss) income attributable to continuing noncontrolling interest	(49)	448	754	1,166
Less: net income attributable to discontinued noncontrolling interest	—	—	—	103
Net income attributable to LKQ stockholders	284,055	193,483	854,592	457,411
Subtract:
Net loss from discontinued operations	—	—	—	(638)
Net income attributable to discontinued noncontrolling interest	—	—	—	(103)
Net income from continuing operations attributable to LKQ stockholders	284,055	193,483	854,592	458,152
Add:
Depreciation and amortization	63,995	68,655	194,692	199,897
Depreciation and amortization - cost of goods sold	5,947	7,067	17,211	16,162
Depreciation and amortization - restructuring expenses (1)	408	605	787	4,577
Interest expense, net of interest income	15,427	25,182	55,778	76,729
Loss on debt extinguishment	—	—	23,564	12,751
Provision for income taxes	89,340	78,510	290,028	180,790
EBITDA	459,172	373,502	1,436,652	949,058
Subtract:
Equity in earnings of unconsolidated subsidiaries (2)	7,731	4,113	17,028	1,980
Equity investment mark to market adjustments	2,445	—	8,245	—
Add:
Restructuring and acquisition related expenses (1)	2,117	19,890	14,692	47,838
Restructuring expenses - cost of goods sold	—	833	(163)	6,494
Impairment of net assets held for sale and (gain) loss on disposal of businesses	822	(503)	240	1,733
Change in fair value of contingent consideration liabilities	384	(147)	1,469	(575)
Segment EBITDA	$452,319	$389,462	$1,427,617	$1,002,568
(1)    The sum of these two captions represents the total amount that is reported in Restructuring and acquisition related expenses in our Unaudited Condensed Consolidated Statements of Income. Refer to Note 5, "Restructuring and Acquisition Related Expenses," for further information.
(2)    Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Financial Statement Information," for further information.
The following table presents capital expenditures by reportable segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Capital Expenditures
North America	$22,654	$12,352	$52,806	$52,565
Europe	18,953	17,420	66,454	49,970
Specialty	3,244	2,876	13,445	7,414
Total capital expenditures	$44,851	$32,648	$132,705	$109,949

The following table presents assets by reportable segment (in thousands):

	September 30,	December 31,
	2021	2020
Receivables, net
North America	$399,592	$386,289
Europe	662,938	598,615
Specialty	122,474	88,485
Total receivables, net	1,185,004	1,073,389
Inventories
North America	799,790	810,798
Europe	1,262,088	1,302,649
Specialty	361,975	301,165
Total inventories	2,423,853	2,414,612
Property, plant and equipment, net
North America	572,191	583,985
Europe	533,296	583,439
Specialty	86,870	81,279
Total property, plant and equipment, net	1,192,357	1,248,703
Operating lease assets, net
North America	758,368	755,430
Europe	508,128	520,131
Specialty	74,568	77,563
Total operating lease assets, net	1,341,064	1,353,124
Equity method investments
North America	23,572	18,676
Europe	154,838	136,548
Total equity method investments	178,410	155,224
Other unallocated assets	6,140,172	6,115,481
Total assets	$12,460,860	$12,360,533

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

The following table sets forth our revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
United States	$1,671,186	$1,463,063	$5,026,114	$4,327,563
United Kingdom	428,730	411,861	1,253,482	1,080,899
Germany	413,914	396,119	1,220,608	1,129,805
Other countries	782,781	776,641	2,402,307	2,136,675
Total revenue	$3,296,611	$3,047,684	$9,902,511	$8,674,942

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	September 30,	December 31,
	2021	2020
Long-lived assets
United States	$1,410,729	$1,419,113
Germany	331,326	360,184
United Kingdom	290,943	315,333
Other countries	500,423	507,197
Total long-lived assets	$2,533,421	$2,601,827

Note 15. Subsequent Event
On October 26, 2021, the Board of Directors of LKQ declared a cash dividend to stockholders. The quarterly cash dividend of $0.25 per share of common stock will be payable on December 2, 2021 to stockholders of record at the close of business on November 11, 2021.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our 2020 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies and estimates that have had a material impact on our reported amounts of assets, liabilities, revenue or expenses during the nine months ended September 30, 2021.
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

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses, Restructuring expenses and Purchases of property, plant and equipment in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Beginning in the second half of March 2020, management delayed certain projects under the 1 LKQ Europe program to reduce expenses and preserve capital in response to the COVID-19 pandemic. Based on our expectations in the second quarter of 2020 that the impacts on our business from COVID-19 had stabilized, we restarted the program in July 2020 with substantially the same initiatives and projects as prior to the pandemic. While certain projects were delayed as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We have continued the project on schedule after the restart. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by

2024. During the three and nine months ended September 30, 2021 we incurred $6 million and $26 million, respectively, in costs across all three categories noted above. We expect that costs of the program, reflecting all three categories noted above, will range between $30 million and $40 million in 2021 with an additional $100 million to $130 million between 2022 and the projected program completion date in 2024. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by the improved trade working capital initiatives across our Europe segment.
COVID-19 Impact on Our Operations
In late February 2020, the Italian government began placing restrictions on activity as a result of the COVID-19 outbreak. Sales volumes fell as fewer cars were on the road and less maintenance activity was performed. While our Italian operation is an important part of our European business, it represented approximately 10% of the segment’s revenue in 2019, and thus the disruption did not have a material impact on the Company. By mid-March, the COVID-19 impact began spreading across the rest of the geographies where we operate at a very rapid pace. Governments adopted aggressive restrictions on the operation of non-essential businesses and personal movement, which reduced miles driven and collisions. While our businesses have been deemed essential in most jurisdictions in which we operate, the change in behavior driven by the COVID-19 restrictions negatively impacted our sales volume. Our organic parts and services revenue declined by 16.8%, 4.5% and 5.2% in the second, third, and fourth quarters of 2020, respectively, relative to the comparable prior year periods. We showed improvement in the third quarter of 2020 as governments gradually lifted restrictions for non-essential businesses and personal movement; however, in the fourth quarter of 2020 revenue declined as certain jurisdictions put restrictions back into place. As anticipated, April 2020 experienced the most negative revenue impact, with organic parts and services revenue (on a per day basis) down 30.3% compared to the prior year period. As movement restrictions lessened in May and June 2020, we experienced organic parts and services revenue declines (on a per day basis) of 13.2% and 7.3%, respectively, compared to the prior year periods. However, the pace of improvement flattened into the third quarter of 2020 as the increasing level of COVID-19 cases, especially in the United States, slowed the recovery. During the third quarter of 2020, organic parts and services revenue declined by 4.5% compared to the prior year period, a small improvement from the June 2020 decline of 7.3% (on a per day basis). During the fourth quarter of 2020, organic parts and services revenue declined by 6.1% (on a per day basis) and gradually worsened during the quarter with a decline of 7.2% (on a per day basis) in December. During the first quarter of 2021, organic parts and services revenue increased by 2.2% (on a per day basis) despite the continued COVID-19 impact on economic activity in the U.S. and Europe. During the second quarter of 2021, organic parts and services revenue increased by 21.1% (on a per day basis) reflecting the low prior year comparable figure owing to COVID-19 and the gradual recovery in mobility. During the third quarter of 2021, the recovery continued with organic parts and services revenue increasing by 4.0%. Since the start of the pandemic, our revenue has been impacted to varying degrees depending on the segment, with North America experiencing the most negative impact due to the decrease in miles driven and collision activity. After seeing year over year decreases early in the pandemic, Specialty revenue has grown due to favorable trends in recreational vehicle activity. We expect consolidated parts and services revenue to grow organically in future periods, but the level of the year over year increase in revenue will depend on, among other factors, the extent of reopening activities across the geographies in which we operate, the pace of recovery in miles driven and access to inventory, which has been constrained with supply chain issues.
Our top priority is the health and safety of our employees, customers and the communities in which we operate. We are using all reasonable efforts to follow governmental instructions and safety guidelines with respect to the operations of our facilities. We implemented protocols across our business units designed to help ensure the health and safety of our employees, customers and communities including, but not limited to: restricting access to and enhancing cleaning and disinfecting protocols at our facilities; encouraging vaccination of our employees; use of personal protective equipment; adhering to social distancing guidelines; instituting remote work arrangements for many of our employees; and restricting travel. We are monitoring developments related to vaccination levels and governmental standards and have adjusted our practices where appropriate to comply with the latest guidance.
Recognizing the demand changes in the first quarter of 2020, we took action in all of our business units to reduce our cost structure. These actions included, but were not limited to, employee furloughs and reductions in force, decreases in hours and overtime, lowering compensation for salaried employees, a hiring freeze, elimination of temporary labor, route consolidation, deferral of projects, and temporary branch closures. In the second quarter of 2020, these cost actions contributed to a reduction of approximately 18% in quarterly selling, general and administrative expenses compared to our first quarter 2020 run rate. We estimate that the cost actions generated a $10 million benefit in cost of goods sold compared to our second quarter of 2019. Some of the savings from the cost actions were delayed as we paid out vacation balances in April and covered medical benefits for employees in the United States during their furlough period. From the third quarter of 2020 through the third quarter of 2021, we were able to sustain a portion of the cost benefits. If revenue continues to increase, we expect that some of the costs that were reduced as a result of COVID-19 will remain at a lower level; the management team has been implementing productivity initiatives to create lower cost structures going forward as seen in the third and fourth quarter of 2020 and year to date 2021 results.

We pursued certain financial assistance and relief programs that were available to us from governments in Europe and Canada, primarily in the form of grants to offset personnel expenses. During the nine months ended September 30, 2021, we qualified for $16 million of assistance. We received $52 million of government assistance in 2020, with the largest portion coming in the second quarter. We currently do not anticipate qualifying for significant additional assistance in the remainder of 2021.
The cost actions lagged the revenue impact in the first and second quarters of 2020, which meant there was a negative timing impact of COVID-19 on our profitability in those periods in addition to the negative effect from reduced revenue. By the third quarter, the cost actions were aligned with the revenue changes, and we generated higher Segment EBITDA dollars and margins than in the third quarter of 2019. In the fourth quarter of 2020 and first quarter of 2021, profitability remained higher than the prior year. In the second quarter of 2021, profitability continued to improve and was the highest in the company's history. In the third quarter of 2021, profitability remained higher than the prior year.
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
Results of Operations—Consolidated
The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.2%	60.7%	59.1%	60.5%
Gross margin	40.8%	39.3%	40.9%	39.5%
Selling, general and administrative expenses	27.2%	26.7%	26.7%	28.3%
Restructuring and acquisition related expenses	0.1%	0.7%	0.2%	0.6%
Impairment of net assets held for sale and (gain) loss on disposal of businesses	0.0%	(0.0)%	0.0%	0.0%
Depreciation and amortization	1.9%	2.3%	2.0%	2.3%
Operating income	11.5%	9.7%	12.1%	8.3%
Total other expense, net	0.4%	0.9%	0.7%	0.9%
Income from continuing operations before provision for income taxes	11.1%	8.8%	11.4%	7.4%
Provision for income taxes	2.7%	2.6%	2.9%	2.1%
Equity in earnings of unconsolidated subsidiaries	0.2%	0.1%	0.2%	0.0%
Income from continuing operations	8.6%	6.4%	8.6%	5.3%
Net loss from discontinued operations	—%	—%	—%	(0.0)%
Net income	8.6%	6.4%	8.6%	5.3%
Less: net (loss) income attributable to continuing noncontrolling interest	(0.0)%	0.0%	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	—%	—%	—%	0.0%
Net income attributable to LKQ stockholders	8.6%	6.3%	8.6%	5.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Three Months Ended
	September 30,		Percentage Change in Revenue
	2021	2020	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,061,308	$2,885,729	4.0%	0.5%	1.5%	6.1%
Other revenue	235,303	161,955	45.1%	0.1%	0.1%	45.3%
Total revenue	$3,296,611	$3,047,684	6.2%	0.5%	1.5%	8.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The increase in parts and services revenue of 6.1% represented increases in segment revenue of 16.4% in Specialty, 6.9% in North America, and 2.7% in Europe. Organic parts and services revenue growth was 4.0%, with varying growth rates by segment as recovery from the negative effects of the pandemic in 2020 differed across the individual countries and markets in which we operate. The increase in other revenue of 45.3% was primarily driven by a $73 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the third quarter of 2021 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 59.2% of revenue in the three months ended September 30, 2021 from 60.7% of revenue in the three months ended September 30, 2020. The cost of goods sold decrease reflects impacts of

1.2%, and 0.2% in our Europe and North America segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended September 30, 2021 compared to the same period of 2020.
Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 27.2% in the three months ended September 30, 2021 from 26.7% in the three months ended September 30, 2020. SG&A expenses increased over the prior year period as a result of (i) a 0.4% increase attributable to our North America segment and (ii) a 0.2% increase from our Europe segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2021		2020		Change
Restructuring expenses	$1,843	(1)	$12,701	(2)	$(10,858)
Acquisition related expenses	682	(3)	7,794	(4)	(7,112)
Restructuring and acquisition related expenses	$2,525		$20,495		$(17,970)
(1)Restructuring expenses for the three months ended September 30, 2021 primarily consisted of (i) $1 million related to our 2020 global restructuring program.
(2)Restructuring expenses for the three months ended September 30, 2020 primarily consisted of (i) $10 million related to our 2020 global restructuring program, (ii) $2 million related to integration costs from acquisitions, and (iii) $1 million related to our 2019 global restructuring program.
(3)Acquisition related expenses for the three months ended September 30, 2021 primarily relate to professional fees related to completed and potential transactions.
(4)Acquisition related expenses for the three months ended September 30, 2020 consisted of an $8 million adjustment for the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Impairment of Net Assets Held for Sale and (Gain) Loss on Disposal of Businesses. For the three months ended September 30, 2021, we recorded immaterial impairment charges on net assets held for sale. For the three months ended September 30, 2020, we recorded an immaterial adjustment to reduce a previously recorded loss on disposal.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
Depreciation	$38,555	$38,346	$209	(1)
Amortization	25,440	30,309	(4,869)	(2)
Total depreciation and amortization	$63,995	$68,655	$(4,660)
(1)Depreciation expense increased an immaterial amount due to capital expenditures and foreign currency translation primarily related to an increase in the pound sterling and euro exchange rates for the three months ended September 30, 2021 compared to the prior year period.
(2)The decrease in amortization expense primarily reflected a decrease of $5 million related to the customer relationship intangible assets recorded upon our acquisition of Stahlgruber as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the three months ended September 30, 2021 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the three months ended September 30, 2020	$27,674
Increase (decrease) due to:
Interest expense, net of interest income	(9,755)	(1)
Other (income) expense, net	(5,380)	(2)
Net decrease	(15,135)
Other expense, net for the three months ended September 30, 2021	$12,539
(1)The decrease in interest is related to a $10 million decrease resulting from lower outstanding debt and lower interest rates during the three months ended September 30, 2021 compared to the prior year period.
(2)The favorable variance in Other (income) expense, net is primarily related to (i) a $4 million pension settlement loss recorded in the third quarter of 2020 based on the annuity purchase cost to settle the obligations of our primary defined benefit plan in the U.S (the "U.S. Plan") and (ii) a $2 million mark to market adjustment in 2021 for appreciation in our equity investments not accounted for under the equity method, partially offset by (iii) several individually immaterial factors that had an unfavorable impact of $1 million in the aggregate.
Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2021 was 24.4%, compared to 29.3% for the comparable prior year period, reflecting (i) a 2.3% lower projected annual effective tax rate in 2021, (ii) a 1.0% favorable revision in the third quarter of 2021 due to a reduction in our projected annual effective tax rate, and (iii) a 1.6% favorable variance related to discrete items (primarily related to excess tax benefits from stock-based payments in 2021 and increased valuation allowances on net operating loss carryforwards and deferred tax adjustments as a result of statutory tax rate changes in 2020). See Note 13, "Income Taxes" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the three months ended September 30, 2021 increased by $4 million primarily related to improved year over year results reported by our North America investments.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended September 30, 2020, the pound sterling, Canadian dollar, Czech koruna, and euro rates used to translate the 2021 statements of income increased by 6.7%, 5.8%, 4.5% and 0.8%, respectively. The positive translation effect of the change in foreign currencies against the U.S. dollar combined with the favorable impact of realized and unrealized currency gains and losses for the three months ended September 30, 2021 to generate a positive $0.01 effect on diluted earnings per share relative to the prior year period.
Net (loss) Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net income attributable to continuing noncontrolling interest for the three months ended September 30, 2021 decreased an immaterial amount compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Nine Months Ended
	September 30,		Percentage Change in Revenue
	2021	2020	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$9,171,345	$8,201,604	8.3%	(0.1)%	3.6%	11.8%
Other revenue	731,166	473,338	54.1%	0.0%	0.3%	54.5%
Total revenue	$9,902,511	$8,674,942	10.8%	(0.1)%	3.5%	14.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
The growth in parts and services revenue of 11.8% represented increases in segment revenue of 26.4% in Specialty, 12.4% in Europe, and 5.5% in North America. Organic parts and services revenue growth was 8.3%, which included a 0.4% negative effect from one fewer selling day in the first nine months of 2021, resulting in per day organic growth of 8.7% as the negative pandemic effect in the first nine months of 2020 was more severe than in the current year. The increase in other revenue of 54.5% was primarily driven by a $256 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first nine months of 2021 compared to the prior year period.
Cost of Goods Sold. Cost of goods sold decreased to 59.1% of revenue in the nine months ended September 30, 2021 from 60.5% of revenue in the nine months ended September 30, 2020. The cost of goods sold decrease reflects impacts of 0.8%, 0.6% and 0.2% in our Europe, North America and Specialty segments, respectively, partially offset by a 0.2% increase in cost of goods sold attributable to mix. The mix impact was caused by higher growth in the Specialty segment which has lower margins than our North America and Europe segments, causing an unfavorable effect on the gross margin percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the nine months ended September 30, 2021 compared to the same period of 2020.
Selling, General and Administrative Expenses. Our SG&A expenses as a percentage of revenue decreased to 26.7% in the nine months ended September 30, 2021 from 28.3% in the nine months ended September 30, 2020. SG&A expenses decreased over the prior year period as a result of (i) a 0.6% decrease attributable to our North America segment, (ii) a 0.6% decrease from our Europe segment, (iii) a 0.1% decrease from our Specialty segment and (iv) a 0.2% decrease in SG&A expenses attributable to mix. The mix impact was a result of the increased revenues in our Specialty segment, as the lower SG&A expense percentage for the Specialty segment made up a larger percentage of the consolidated results, which had a favorable effect on the SG&A expense percentage. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021		2020		Change
Restructuring expenses	$14,679	(1)	$44,498	(2)	$(29,819)
Acquisition related expenses	800	(3)	7,917	(4)	(7,117)
Restructuring and acquisition related expenses	$15,479		$52,415		$(36,936)
(1)Restructuring expenses for the nine months ended September 30, 2021 primarily consisted of (i) $7 million related to our 2020 global restructuring program and (ii) $6 million related to our 1 LKQ Europe program.
(2)    Restructuring expenses for the nine months ended September 30, 2020 primarily consisted of (i) $31 million related to our 2020 global restructuring program, (ii) $8 million related to integration costs from acquisitions, and (iii) $6 million related to our 2019 global restructuring program.

(3) Acquisition related expenses for the nine months ended September 30, 2021 primarily relate to professional fees related to completed and potential transactions.
(4)    Acquisition related expenses for the nine months ended September 30, 2020 primarily consisted of an $8 million adjustment for the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.
See Note 5, "Restructuring and Acquisition Related Expenses" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.
Impairment of Net Assets Held for Sale and (Gain) Loss on Disposal of Businesses. For both the nine months ended September 30, 2021 and 2020, we recorded immaterial losses on the disposal of businesses and impairment charges on net assets held for sale.
Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Depreciation	$116,280	$112,462	$3,818	(1)
Amortization	78,412	87,435	(9,023)	(2)
Total depreciation and amortization	$194,692	$199,897	$(5,205)
(1)The increase in depreciation expense reflected (i) $3 million from foreign currency translation primarily related to an increase in the euro and pound sterling exchange rates and (ii) $1 million due to capital expenditures in our North America and Europe segments during the nine months ended September 30, 2021 compared to the prior year period.
(2)The decrease in amortization expense primarily reflected (i) decreases of $11 million and $2 million related to the customer relationship intangible assets recorded upon our acquisitions of Stahlgruber and Rhiag, respectively, as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the nine months ended September 30, 2021 compared to the prior year period, partially offset by (ii) a $4 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate during the nine months ended September 30, 2021 compared to the prior year period.
Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

Other expense, net for the nine months ended September 30, 2020	$80,176
Increase (decrease) due to:
Interest expense, net of interest income	(20,951)	(1)
Loss on debt extinguishment	10,813	(2)
Other (income) expense, net	(4,108)	(3)
Net decrease	(14,246)
Other expense, net for the nine months ended September 30, 2021	$65,930
(1)The lower interest expense is primarily related to (i) a $24 million decrease resulting from lower outstanding debt and lower interest rates during the nine months ended September 30, 2021 compared to the prior year period, partially offset by (ii) a $3 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate.
(2)The $11 million increase in loss on debt extinguishment is due to the $24 million charge recorded in April 2021 related to the redemption of the Euro Notes (2026) compared to a $13 million charge related to the redemption of the U.S. Notes (2023) in January 2020.
(3)The favorable variance in Other (income) expense, net primarily related to (i) $8 million of mark to market adjustments in 2021 for appreciation in our equity investments not accounted for under the equity method and (ii) $6 million in pension settlement losses in the prior year related to the U.S. Plan, partially offset by (iii) a $6 million reduction in proceeds related to insurance settlements compared to the prior year, (iv) unfavorable contingent payment liability adjustments of $2 million and (v) several individually immaterial factors that had an unfavorable impact of $2 million in the aggregate.
Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2021 was 25.7%, compared to 28.3% for the comparable prior year period. The lower estimated annual effective tax rate for 2021 is primarily attributable to the higher forecasted 2021 results of operations, as compared to the forecasts available during the comparable period in 2020, when COVID-19 pandemic economic disruptions were depressing forecasted 2020 results. For the nine months ended September 30, 2021, the effective tax rate was decreased 0.1% by net favorable discrete items, primarily for excess tax benefits from stock-based payments. For the nine months ended September 30, 2020, the effective tax rate was increased 0.3% by unfavorable discrete items, primarily valuation allowances on net operating loss carryforwards and deferred tax adjustments as a result of statutory tax rate changes. See Note 13, "Income Taxes" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the nine months ended September 30, 2021 increased by $15 million related to improved year over year results reported by Mekonomen, which is our largest equity method investment, and our North America investments, which generated income in 2021 after posting losses in 2020.
Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rate used during the nine months ended September 30, 2020, the Czech koruna, pound sterling, Canadian dollar and euro rates used to translate the 2021 statements of income increased by 9.2%, 9.0%, 8.1% and 6.3%, respectively. The positive translation effect of the change in foreign currencies against the U.S. dollar combined with the positive impact of realized and unrealized currency gains and losses for the nine months ended September 30, 2021 resulted in a $0.02 positive effect on diluted earnings per share relative to the prior year period.
Net Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net income attributable to continuing noncontrolling interest for the nine months ended September 30, 2021 decreased an immaterial amount compared to the nine months ended September 30, 2020. Net income attributable to discontinued noncontrolling interest was immaterial for the nine months ended September 30, 2020 and related to the Stahlgruber Czech Republic wholesale business. See Note 2, "Discontinued Operations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on this business.
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
The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	% of Total Segment Revenue	2020	% of Total Segment Revenue	2021	% of Total Segment Revenue	2020	% of Total Segment Revenue
Third Party Revenue
North America	$1,306,310		$1,164,031		$3,882,734		$3,465,102
Europe	1,525,274		1,484,099		4,565,388		4,058,878
Specialty	465,027		399,554		1,454,389		1,150,962
Total third party revenue	$3,296,611		$3,047,684		$9,902,511		$8,674,942
Total Revenue
North America	$1,306,965		$1,164,241		$3,884,352		$3,465,831
Europe	1,525,274		1,484,099		4,565,388		4,058,878
Specialty	465,842		400,429		1,457,060		1,153,885
Eliminations	(1,470)		(1,085)		(4,289)		(3,652)
Total revenue	$3,296,611		$3,047,684		$9,902,511		$8,674,942
Segment EBITDA
North America	$225,582	17.3%	$204,957	17.6%	$750,935	19.3%	$565,949	16.3%
Europe	175,093	11.5%	136,165	9.2%	484,157	10.6%	303,814	7.5%
Specialty	51,644	11.1%	48,340	12.1%	192,525	13.2%	132,805	11.5%
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
North America	2021	2020	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$1,076,599	$1,007,001	5.9%	(1)	0.6%	0.4%	6.9%
Other revenue	229,711	157,030	46.1%	(2)	0.1%	0.0%	46.3%
Total third party revenue	$1,306,310	$1,164,031	11.3%		0.6%	0.3%	12.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 5.9% for the three months ended September 30, 2021 compared to the prior year period, primarily driven by pricing and growth from recycled and remanufactured major mechanical parts. While mobility statistics have improved relative to 2020, aftermarket collision parts revenue was roughly flat year-over-year due to the availability constraints of parts caused by current year supply chain issues. Until these issues are resolved, we expect to see a negative effect on aftermarket fill rates across the sector that will impact revenue growth rates.

(2)The $72 million year over year organic increase in other revenue is primarily related to (i) a $40 million increase in revenue from scrap steel due to higher prices, (ii) a $20 million increase in revenue from other scrap and cores primarily related to higher prices, and (iii) a $13 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices.
Segment EBITDA. Segment EBITDA increased $21 million, or 10.1%, in the third quarter of 2021 compared to the prior year period. This increase is attributable to margin initiatives, rightsizing actions, favorable commodity prices, and improving revenue compared to the prior year. Increases in precious metals prices contributed an estimated $10 million in Segment EBITDA improvement relative to the third quarter of 2020. Additionally, net sequential increases in scrap steel prices in our salvage and self service operations had a $7 million favorable impact on Segment EBITDA during the three months ended September 30, 2021, compared to a $5 million favorable impact during the three months ended September 30, 2020 resulting from net sequential increases in scrap steel prices. This favorable impact for the three months ended September 30, 2021 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle. We estimate that precious metals and scrap steel pricing had a favorable effect of 0.2% on Segment EBITDA margin relative to the comparable prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2020	17.6%
Increase (decrease) due to:
Change in gross margin	0.5%	(1)
Change in segment operating expenses	(1.0)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%
Segment EBITDA for the three months ended September 30, 2021	17.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin primarily reflected favorable impacts of 1.1% from our wholesale operations. While inflationary pressures have driven increases in product and freight costs for our wholesale operations relative to the prior year, we are adjusting prices dynamically to address input cost increases and market conditions such as inventory availability and demand, resulting in a net positive effect on gross margin in 2021. This was partially offset by a negative impact of 0.4% from our self service operations. While nominal gross margin dollars improved, gross margin as a percentage of revenue from self service declined due to higher car costs as well as a sequential dip in precious metal prices.
(2)    The increase in segment operating expense as a percentage of revenue reflects (i) a 0.9% unfavorable impact from personnel expenses related to inflation and increased incentive compensation, (ii) a 0.4% unfavorable impact from a prior year gain on sale of property, and (iii) a 0.3% increase in charitable contributions, partially offset by (iv) a favorable 0.3% impact from facility related expenses which are relatively fixed in nature, and (v) several individually immaterial factors that had a 0.3% favorable impact in the aggregate.

Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Europe	2021	2020	Organic (1)	Acquisition and Divestiture	Foreign Exchange (2)	Total Change
Parts & services revenue	$1,519,682	$1,479,174	0.1%	(0.0)%	2.6%	2.7%
Other revenue	5,592	4,925	10.9%	—%	2.6%	13.6%
Total third party revenue	$1,525,274	$1,484,099	0.2%	(0.0)%	2.6%	2.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)Parts and services organic revenue for the three months ended September 30, 2021 increased by 0.1%, as not all regions were impacted by the pandemic at the same time and to the same degree in 2020, and the easing of lockdown measures has varied across the continent in 2021. The flat overall growth rate is attributable to a relatively strong comparable period in 2020 in certain markets with pent up demand coming out of the lockdowns. Strong revenue growth in central and eastern Europe ("CEE") and Germany was offset by softness in Italy, which was down compared to the prior year period.
(2)Compared to the prior year, exchange rates increased our revenue growth by $39 million, or 2.6%, primarily due to the weaker U.S. dollar against the pound sterling, euro, and Czech koruna during the third quarter of 2021 relative to the prior year period.
Segment EBITDA. Segment EBITDA increased $39 million, or 28.6%, in the third quarter of 2021 compared to the prior year period. Our Europe Segment EBITDA included a positive year over year impact of $4 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during the third quarter of 2020. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $35 million, or 25.6%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended September 30, 2021.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2020	9.2%
Increase (decrease) due to:
Change in gross margin	2.5%	(1)
Change in segment operating expenses	(0.3)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.2%
Segment EBITDA for the three months ended September 30, 2021	11.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin was primarily attributable to favorable impacts of 2.5% as a result of net price increases implemented in response to inflationary pressures that are impacting product and freight costs and other margin improvement initiatives related to procurement.
(2) The increase in segment operating expenses as a percentage of revenue reflects an unfavorable impact of (i) 0.8% from personnel costs primarily due to government grants received in the prior year to cover employee costs in countries such as the U.K. and Germany (a lesser amount was received in 2021) and increased incentive compensation, partially offset by (ii) several individually immaterial factors that had a favorable impact of 0.5% in the aggregate.
Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Three Months Ended September 30,		Percentage Change in Revenue
Specialty	2021	2020	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$465,027	$399,554	13.7%	2.1%	0.6%	16.4%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$465,027	$399,554	13.7%	2.1%	0.6%	16.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The organic increase was primarily due to strong demand for our products across all channels of the segment. We believe the revenue growth was driven by our competitive advantage with our delivery service teams that enabled us to fulfill the strong demand owing to a stronger inventory position than our competitors.
Segment EBITDA. Segment EBITDA increased $3 million, or 6.8%, in the third quarter of 2021 compared to the prior year third quarter.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2020	12.1%
Increase (decrease) due to:
Change in gross margin	(0.3)%	(1)
Change in segment operating expenses	(0.6)%	(2)
Segment EBITDA for the three months ended September 30, 2021	11.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The decrease in gross margin reflects (i) an unfavorable impact of 0.4% driven by inflation in the manufacturing part of the business, and (ii) several individually immaterial factors that had an impact of 0.2% in the aggregate, partially offset by (iii) a 0.3% change due to favorable product and channel mix as well as lower discounting to recover increased input costs.
(2) The increase in segment operating expenses as a percentage of revenue reflects (i) an unfavorable impact of 0.4% due to increased incentive compensation, and (ii) an unfavorable impact of 0.2% due to duplicative costs related to 2021 acquisitions.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
North America
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
North America	2021	2020	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,172,207	$3,007,169	4.7%	(1)	0.3%	0.5%	5.5%
Other revenue	710,527	457,933	55.1%	(2)	0.0%	0.0%	55.2%
Total third party revenue	$3,882,734	$3,465,102	11.4%		0.3%	0.4%	12.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 4.7% (5.3% on a per day basis) in the nine months ended September 30, 2021 compared to the prior year period. The growth was primarily driven by an increase in repairable claims related to the COVID-19 recovery as well as growth from major mechanical parts. Aftermarket collision parts revenue was roughly flat year-over-year due to availability constraints of aftermarket parts caused by current year supply chain issues. Until these issues are resolved, we expect to see a negative effect on aftermarket fill rates across the sector that will impact revenue growth rates.
(2)The $252 million year over year organic increase in other revenue is primarily related to (i) a $107 million increase in revenue from scrap steel due to higher prices, and (ii) a $99 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices, and (iii) a $47 million increase in revenue from other scrap and cores primarily related to higher prices.
Segment EBITDA. Segment EBITDA increased $185 million, or 32.7%, in the first nine months of 2021 despite the impact of one fewer selling day compared to the prior year period. This increase is attributable to higher precious metals and scrap steel prices, margin initiatives, rightsizing actions and the favorable effect from the revenue recovery compared to the prior year when the COVID-19 impact was more severe. Increases in precious metals prices contributed an estimated $70 million in Segment EBITDA improvement relative to the first nine months of 2020. Additionally, net sequential increases in scrap steel prices in our salvage and self service operations had a $38 million favorable impact on Segment EBITDA during the nine months ended September 30, 2021, compared to a $5 million favorable impact during the nine months ended September 30, 2020. This favorable impact for the nine months ended September 30, 2021 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle. We estimate that precious metals and scrap steel pricing had a favorable effect of 1.9% on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2020	16.3%
Increase (decrease) due to:
Change in gross margin	1.5%	(1)
Change in segment operating expenses	1.6%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.2)%
Segment EBITDA for the nine months ended September 30, 2021	19.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflected favorable impacts from our wholesale operations. Wholesale operations gross margin was favorable primarily due to the positive impact of higher precious metals and scrap steel prices, pricing initiatives and cost reductions from operational efficiencies and rightsizing efforts. Compared to the prior year, input costs for our wholesale operations have risen, with (i) inflationary pressures impacting product and freight costs in aftermarket and (ii) limited supply combined with heightened competition at auctions contributing to higher salvage costs. We are adjusting prices dynamically to address input cost increases and market conditions such as inventory availability and demand, and, in some cases, we experienced a margin benefit in 2021 as higher prices were enacted ahead of turning the higher cost inventory.
(2)    The decrease in segment operating expense as a percentage of revenue on a per day basis reflects (i) a favorable impact of 1.0% from personnel expenses related to headcount reductions, operational efficiencies, and a positive leverage effect, mostly related to the increase in other revenue, partially offset by increased incentive compensation expense and inflationary increases, (ii) a positive leverage effect of 0.4% from facility expenses, which are largely fixed and (iii) several individually immaterial factors that had a favorable impact of 0.2% in the aggregate. As the market recovers and volumes increase, we expect to bring back necessary resources to support our operations; however, we expect permanent actions taken in 2020 will continue to provide a long-term favorable impact for the segment.
Europe
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Europe	2021	2020	Organic		Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$4,544,749	$4,043,473	6.3%	(1)	(0.7)%	6.8%	12.4%
Other revenue	20,639	15,405	25.6%		—%	8.4%	34.0%
Total third party revenue	$4,565,388	$4,058,878	6.4%		(0.7)%	6.8%	12.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the nine months ended September 30, 2021 increased by 6.3% as the negative pandemic effect on volume in 2020 was more severe than in the current year. Not all regions were impacted by the pandemic at the same time and to the same degree in 2020, and the easing of lockdown measures has varied across the continent in 2021. These conditions created a different growth profile for each of our European businesses. While most of our businesses reported year over year growth, CEE and the U.K. reported the greatest increases for the first nine months.
(2)The decline for the nine months ended September 30, 2021 was primarily a result of the disposal of a non-core telecommunications operation in Germany in the second quarter of 2020 and three additional smaller disposals in 2021 and 2020.

(3)Compared to the prior year, exchange rates increased our revenue growth by $277 million, or 6.8%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna during the first nine months of 2021 relative to the prior year period.
Segment EBITDA. Segment EBITDA increased $180 million, or 59.4%, in the first nine months of 2021 compared to the prior year period. Our Europe Segment EBITDA included a positive year over year impact of $21 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced during the first nine months of 2020. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $159 million, or 52.5%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the nine months ended September 30, 2021.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2020	7.5%
Increase (decrease) due to:
Change in gross margin	1.7%	(1)
Change in segment operating expenses	1.3%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%
Segment EBITDA for the nine months ended September 30, 2021	10.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1) The increase in gross margin was primarily attributable to a favorable impact of 1.5% as a result of net price increases implemented in response to inflationary pressures that are impacting product and freight costs and other margin improvement initiatives related to procurement. Additionally, there was a 0.2% benefit from the disposal of non-core operations in 2020.
(2) The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.5% from bad debt expense due to customers' improved solvency and an increase in reserve in the prior year related to the COVID-19 pandemic, (ii) 0.4% from freight, vehicle and fuel expenses due to higher internet and mail order sales in the prior year, which have higher freight costs, and favorable leverage effect. Personnel costs were relatively flat compared to the prior year, as the unfavorable impact due to government grants received in the prior year to cover employee costs in countries such as the U.K. and Germany (a lesser amount was received in 2021) and increased incentive compensation were offset by a favorable leverage effect and headcount reductions. Several other individually immaterial factors had a favorable impact of 0.4% in the aggregate.

Specialty
Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Nine Months Ended September 30,		Percentage Change in Revenue
Specialty	2021	2020	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$1,454,389	$1,150,962	24.6%	1.0%	0.7%	26.4%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,454,389	$1,150,962	24.6%	1.0%	0.7%	26.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 24.6% for the first nine months of 2021 compared to the prior year period despite one fewer selling day. On a per day basis, organic revenue increased 25.3%. The organic increase was primarily due to strong demand for our products across all channels of our business. We believe the revenue growth was driven by our competitive advantage with our delivery service teams that enabled us to keep up with the strong demand and have more available inventory than our competitors.

Segment EBITDA. Segment EBITDA increased $60 million, or 45.0%, in the first nine months of 2021 compared to the prior year period.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2020	11.5%
Increase (decrease) due to:
Change in gross margin	1.2%	(1)
Change in segment operating expenses	0.5%	(2)
Segment EBITDA for the nine months ended September 30, 2021	13.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflects favorable product and channel mix as well as lower discounting to recover increased input costs.
(2) The decrease in segment operating expenses as a percentage of revenue, which includes the operating leverage impact from the organic parts and services revenue growth of 24.6% compared to the prior year, reflects a favorable impact of (i) 0.5% in personnel costs, and (ii) several individually immaterial factors that had a favorable impact of 0.3% in the aggregate, partially offset by (iii) an unfavorable impact of 0.3% due to increased incentive compensation.

Liquidity and Capital Resources
The following table summarizes liquidity data as of the dates indicated (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$402,703	$312,154	$421,382
Total debt (1)	2,398,502	2,896,676	3,133,465
Current maturities (2)	37,117	58,810	97,584
Capacity under credit facilities (3)	3,150,000	3,260,000	3,260,000
Availability under credit facilities (3)	1,637,753	2,546,081	2,270,953
Total liquidity (cash and cash equivalents plus availability under credit facilities)	2,040,456	2,858,235	2,692,335
(1) Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $13 million, $26 million and $27 million as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively).
(2)     Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of immaterial amounts as of September 30, 2021, December 31, 2020 and September 30, 2020).
(3)    Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility (through July 30, 2021, at which time the facility was terminated). Availability under credit facilities is reduced by our outstanding letters of credit.
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
As of September 30, 2021, we had debt outstanding and additional available sources of financing as follows:

•Senior secured credit facilities maturing in January 2024, composed of $3.15 billion in revolving credit ($1.4 billion outstanding at September 30, 2021), bearing interest at variable rates, with availability reduced by $69 million of amounts outstanding under letters of credit
•Euro Notes (2024) totaling $579 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2028) totaling $290 million (€250 million) maturing in April 2028 and bearing interest at a 4.125% fixed rate
As of September 30, 2021, we had approximately $1.6 billion available under our credit facilities. Combined with $403 million of cash and cash equivalents at September 30, 2021, we had approximately $2.0 billion in available liquidity, a decrease of $818 million from our available liquidity as of December 31, 2020. On April 1, 2021, we redeemed the Euro Notes (2026) with proceeds from borrowings on our revolving credit facility and cash on hand, resulting in a decrease in available liquidity compared to December 31, 2020. Additionally, in the second quarter of 2021, we used free cash flow generated in our domestic operations and borrowings on our revolving credit facility to repay all of our term loan ($319 million). Also, we terminated our receivables securitization facility effective July 30, 2021. With these transactions, we reduced our overall liquidity by utilizing available capacity on the revolving credit facility and reducing the overall facility size. We believe our future cash flow needs can be supported by a smaller credit facility, so we redeemed the Euro Notes (2026) and eliminated the term loan using funds from the revolving credit facility, which in turn will lower our interest expense and non-usage fees.
We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. To support our liquidity position during the COVID-19 pandemic, we focused on preserving cash during the expected period of reduced demand. Our action plan to strengthen our liquidity position included a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax deferrals, and suspension of our share buyback program, in addition to the cost saving measures discussed in the "COVID-19 Impact on Our Operations" section above. Given our success in strengthening our liquidity position as of September 30, 2020, we recommenced our share buyback program during the fourth quarter of 2020. Our 2021 plan includes spending to rebuild inventory levels, support growth driven capital projects, and complete strategic acquisitions. Beginning in the fourth quarter of 2021, we expanded our capital allocation strategy to include the payment of dividends as an additional mechanism to return value to our stockholders. On October 26, 2021, the Board of Directors of LKQ declared a cash dividend to stockholders. The quarterly cash dividend of $0.25 per share of common stock will be payable on December 2, 2021 to stockholders of record at the close of business on November 11, 2021. The expected payout for this dividend is $73 million, which will be reflected as a financing cash outflow. We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, compliance with covenants within our credit facilities, senior note indentures, and various other factors, many of which are outside of our control. Additionally, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the COVID-19 pandemic are reasonably likely to materially affect our liquidity and capital resources negatively in the future or alter our capital allocation strategy.
With $2.0 billion of total liquidity as of September 30, 2021 and $37 million of current maturities, we have access to funds to meet our near term commitments even if the pandemic effect extends longer than our current expectations. We have a surplus of current assets over current liabilities, which further reduces the risk of short term cash shortfalls.
Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of September 30, 2021):

	Covenant Level	Ratio Achieved as of September 30, 2021
Maximum net leverage ratio	4.25:1.00	1.1
Minimum interest coverage ratio	3.00:1.00	24.4
The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable GAAP or common usage terms.
Our credit agreement contains customary covenants that impose limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of September 30, 2021.

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
Beginning in 2019, a number of our European suppliers began participating in a supply chain financing initiative in select countries under which they may sell their accounts receivable to the participating financial institutions, allowing us to extend payment terms which in turn improves our operating cash flows. The initiative allows our suppliers to monetize their receivables prior to their payment date, subject to payment of a discount. We expect more suppliers will begin participating in our European supply chain financing initiative in the fourth quarter of 2021. Financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. The initiative is at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions did not continue to purchase receivables from our suppliers under the initiative, the participating vendors may need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the initiative to the participating financial institutions are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets.
Borrowings under the credit agreement accrue interest at variable rates which are tied to the prime rate, LIBOR or the Canadian Dollar Offered Rate ("CDOR"), depending on the currency and the duration of the borrowing, plus an applicable margin rate that is subject to change quarterly based on our reported leverage ratio. LIBOR will begin to be phased out on December 31, 2021 and will be replaced entirely by June 2023. Outstanding debt under our credit agreement, which constitutes the most significant of our LIBOR-based debt obligations, contains provisions that address the discontinuation of LIBOR and facilitate the adoption of an alternative rate of interest. We are working with our bank group on this transition and will migrate to the new benchmark rates when applicable. We do not expect the change in benchmark rates will have a material impact on our results of operations, financial position or liquidity.
We have held interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, from time to time, we hold currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2021, we did not have any of these types of contracts outstanding, and the weighted average interest rate on borrowings outstanding under our credit agreement was 1.1% at September 30, 2021. Including our senior notes, our overall weighted average interest rate on borrowings was 2.2% at September 30, 2021.
Cash interest payments were $53 million for the nine months ended September 30, 2021, including interest payments on our Euro Notes (2024) and Euro Notes (2028) as well as the interest owed when we settled the Euro Notes (2026). Interest payments on our Euro Notes (2024) and Euro Notes (2028) are made in April and October.
We had outstanding credit agreement borrowings of $1.4 billion and $967 million at September 30, 2021 and December 31, 2020, respectively. Of these amounts, there were no current maturities as of September 30, 2021 and current maturities of $18 million at December 31, 2020.

The scheduled maturities of long-term obligations outstanding at September 30, 2021 are as follows (in thousands):

Three months ending December 31, 2021 (1):	$23,508
Years ending December 31:
2022	17,657
2023	10,658
2024	2,030,283
2025	9,663
Thereafter	306,733
Total debt (2)	$2,398,502
(1)    Maturities of long-term obligations due by December 31, 2021 includes $20 million of short-term debt that may be extended beyond the current due date.
(2)    The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $13 million as of September 30, 2021).
As of September 30, 2021, the Company had cash and cash equivalents of $403 million, of which $332 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Cuts and Jobs Act (the "Tax Act") and the related imposition of the transition tax on the deemed repatriation of historical earnings of foreign subsidiaries as of December 31, 2017. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income (“GILTI”) regime.
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
The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
North America	$276,000	$270,600	$5,400	$798,100	$760,600	$37,500	(1)
Europe	961,600	940,400	21,200	2,860,900	2,491,600	369,300	(2)
Specialty	352,500	252,200	100,300	1,105,200	678,400	426,800	(3)
Total	$1,590,100	$1,463,200	$126,900	$4,764,200	$3,930,600	$833,600
(1)Inventory purchases across the North America segment have increased in the nine months ended September 30, 2021 compared to the prior year period due to the low base as we scaled back buying in recognition of demand changes in 2020. We are rebuilding our inventory levels after decreases in 2020 due to the COVID-19 pandemic, however, they did not reach our desired levels in the first nine months of 2021 due to ocean freight driven delays in shipping and overall pandemic driven lower production volumes.
(2)The increase in inventory purchases in our Europe segment included an increase of $168 million attributable to the increase in the value of the euro, and to a lesser extent, the pound sterling in the nine months ended September 30, 2021 compared to the prior year period. On a constant currency basis, inventory purchases increased compared to 2020, primarily due to the low base as we scaled back buying in recognition of demand changes in 2020. However, we did not reach our desired levels in the first nine months of 2021 due to ocean freight driven delays in shipping and overall pandemic driven lower production volumes.
(3)The increase in inventory purchases in the Specialty segment was primarily due to required restocking to keep up with the high demand for our products.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
North America wholesale salvage cars and trucks	61	57	7.0%	174	165	5.5%
Europe wholesale salvage cars and trucks	6	6	0.0%	19	18	5.6%
Self service and "crush only" cars	138	148	(6.8)%	414	434	(4.6)%
Salvage purchases increased relative to the prior year due to reduced buying in the prior year to reflect lower demand during the COVID-19 pandemic. Self service vehicle purchases declined due to (i) increased competition in the market due to high costs of precious metals and scrap steel and (ii) fewer purchases due to the elimination of underperforming locations in accordance with the 2020 restructuring plan.
We expect to increase inventory purchases in 2022 to support the service and fill rate requirements of our businesses based on the revenue trend and expectations for full year 2022, including normal seasonality, as supply chain challenges in 2021 deferred the inventory build to 2022 (although if supply chain challenges continue our ability to increase inventory purchases to the desired level could be affected). We expect to be able to operate effectively at a lower inventory balance than at the end of 2019, before the impacts of the pandemic.
The following table summarizes the components of the year-over-year increase in cash provided by operating activities (in millions):

Net cash provided by operating activities for the nine months ended September 30, 2020	$1,135
Increase (decrease) due to:
Operating income	476	(1)
Cash paid for taxes	(126)	(2)
Cash paid for interest	45	(3)
Working capital accounts: (4)
Receivables, net	(105)
Inventories	(588)
Accounts payable	484
Other operating activities	41	(5)
Net cash provided by operating activities for the nine months ended September 30, 2021	$1,362
(1)    Refer to the Consolidated Results of Operations section for further information on the increase in operating income.
(2)    Cash payments related to income taxes increased for U.S. federal and state income taxes due to a projected increase in pretax income and the timing of estimated tax payments.
(3)    Decrease in cash payments for interest is due to lower outstanding borrowing and the payoff of the Euro Notes (2026) in April 2021.
(4)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
Receivables, net was a $105 million greater outflow in 2021 primarily due to a significant increase in the revenue for the nine months ended September 2021 compared to the nine months ended September 2020, which translated to higher receivables balances and larger net outflows in the North America segment (of $49 million) and in the Europe segment (of $57 million).
Inventories represented $588 million in incremental cash outflows in the first nine months of 2021 compared to the same period of 2020.The change is primarily attributable to the reduction in inventory purchases during 2020 as we scaled back buying in the recognition of demand changes. Additionally, we expected a larger cash outflow in the first nine months of 2021 as we worked to rebuild our inventory levels, but as described in the procurement section above, we were delayed in doing so.

Accounts payable produced $484 million in higher cash inflows primarily due to higher accounts payable balances in the North America segment (of $199 million) and in the Specialty segment (of $23 million) due to timing of payments, and in the Europe segment (of $261 million) compared to the prior year period, as a result of timing of payments and benefits from extended payment terms, including through our supply chain financing initiatives.
(5)    Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.
Net cash used in investing activities totaled $201 million and $106 million during the nine months ended September 30, 2021 and 2020, respectively. Property, plant and equipment purchases were $133 million during the nine months ended September 30, 2021 compared to $110 million in the prior year period. We invested $67 million of cash, net of cash acquired, in business acquisitions during the nine months ended September 30, 2021 compared to $7 million during the nine months ended September 30, 2020.
The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$1,362,028	$1,134,641
Less: purchases of property, plant and equipment	132,705	109,949
Free cash flow	$1,229,323	$1,024,692
Net cash used in financing activities totaled $1.1 billion and $1.2 billion for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, net repayments of our borrowings totaled $370 million compared to $1.0 billion during the nine months ended September 30, 2020. The net repayments in 2021 and 2020 include the redemption of the €750 million Euro Notes (2026) and the $600 million U.S. Notes, respectively. We repurchased $575 million of our common stock in the nine months ended September 30, 2021 (reflecting the cash outflow for transactions that settled in the period), compared to $88 million in the nine months ended September 30, 2020. In 2021, we settled our cross currency swap and other foreign exchange forward contracts with the counterparties for $89 million due primarily to strengthening in the Euro exchange rate relative to the contract rates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates; and
•commodity prices.
Foreign Exchange Rates
Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 49.2% and 50.5% of our revenue during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.9% change in our consolidated revenue and a 3.4% change in our operating income for the nine months ended September 30, 2021. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.
Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2021 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.
To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated financing transactions, we may hedge the exposure through the use of foreign currency forward contracts. As of September 30, 2021, we did not hold foreign currency forward contracts related to non-functional currency denominated debt.
Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of September 30, 2021, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €903 million and SEK 175 million under our revolving credit facilities. As of December 31, 2020, we had outstanding borrowings of €500 million under our Euro Notes (2024), and €1.0 billion under our Euro Notes (2026/28); we had no foreign borrowings under our revolving credit facilities.
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
We had none of our variable rate debt under our credit facilities at fixed rates at September 30, 2021 compared to 87% at December 31, 2020. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
At September 30, 2021, we had approximately $1.4 billion of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $14 million over the next twelve months.
Commodity Prices
We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals such as platinum, palladium and rhodium). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended September 30, 2021 decreased less than 1% over the average for the second quarter of 2021. The average prices of rhodium, palladium, and platinum decreased by 32%, 17% and 13%, respectively, for the three months ended September 30, 2021 over the averages for the second quarter of 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We are implementing a new Enterprise Resource Planning ("ERP") system across our European business units using a phased approach. As a result of this implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment associated with this ERP. While we believe this new system will strengthen our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. There have been no material changes to the legal proceedings previously disclosed in our 2020 Form 10-K and reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 other than as follows:
With respect to certain matters previously disclosed in our reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, in July 2021, (i) Region 3 of the U.S. Environmental Protection Agency ("EPA") initiated enforcement actions against eight of the Company's facilities by delivery of a Notice of Potential Violations and (ii) Region 4 of the EPA initiated enforcement actions against four of the Company's facilities by delivery of a Notice of Violation. On September 22, 2021, the Company and Region 3 finalized the Administrative Order on Consent concerning the matters alleged in the Notice of Potential Violations. On October 8, 2021, Region 3 published notice that it proposes to enter into a Consent Agreement and Final Order with the Company, which proposes an aggregate penalty in the amount of $130,000 for alleged violations of the Clean Water Act. On October 18, 2021, the Company received draft Administrative Orders on Consent from Region 4 concerning the four facilities cited in the Notice of Violation received in July. Region 4 has not yet provided potential penalty amounts. We do not expect that any proposed penalty will have a material effect on our financial position, results of operations or cash flows.

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
On October 25, 2019, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $500 million of our common stock from time to time through October 25, 2022; this extended date also applied to the original repurchase program. With the increase, the Board of Directors had authorized a total of $1.0 billion of common stock repurchases.
On July 28, 2021, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $1.0 billion of our common stock from time to time through October 25, 2024; this extended date also applies to the original repurchase program, as previously extended. With the increase, the Board of Directors has authorized a total of $2.0 billion of common stock repurchases.
The following table summarizes our stock repurchases for the three months ended September 30, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	2,501	$50.18	2,501	$1,044,737
August 1, 2021 - August 31, 2021	190	$51.03	190	$1,035,028
September 1, 2021 - September 30, 2021	1,647	$50.92	1,647	$951,191
Total	4,338		4,338

Item 6. Exhibits
Exhibits
(b) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2021.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)