Form 10-K
period 2021-12-31
LKQ CORP
filed 2022-02-25
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $14.5 billion (based on the closing sale price on the NASDAQ Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 18, 2022 was 285,014,137.
Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2022, described in Part III hereof, are incorporated by reference in this report.

*****

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Statements and information in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are made pursuant to the “safe harbor” provisions of such Act.

Forward-looking statements include, but are not limited to, statements regarding our outlook, guidance, expectations, beliefs, hopes, intentions and strategies. Words such as "may," "will," "plan," "should," "expect," "anticipate," "believe," "if," "estimate," "intend," "project" and similar words or expressions are used to identify these forward-looking statements. These statements are subject to a number of risks, uncertainties, assumptions and other factors, including the effects of the coronavirus disease 2019 pandemic ("COVID-19"), that may cause our actual results, performance or achievements to be materially different. All forward-looking statements are based on information available to us at the time the statements are made. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Risks Relating to Our Business

•effects on our business from the ongoing disruption to economic activity caused by the COVID-19 pandemic, including a decrease in the demand for our products and services and interruptions to our supply chain;

•employment-related issues arising from the COVID-19 pandemic, including workforce shortages and health and safety issues at the workplace;

•changes in economic, political and social conditions in the U.S. and other countries in which we are located or do business, including the U.K. withdrawal from the European Union (also known as Brexit) and the geopolitical tensions in Ukraine and Taiwan, and the impact of these changes on our businesses, the demand for our products and our ability to obtain financing for operations;

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

•fluctuations in the prices of fuel, metals and other commodities;

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

•our ability to identify acquisition candidates at reasonable prices and our ability to successfully divest businesses and our ability to integrate, realize expected synergies, and successfully operate acquired companies and any companies acquired in the future, and the risks associated with these companies;

•inflationary pressure on our supply chain as the economy recovers from the initial impact of the COVID-19 pandemic.

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

•our ability to issue dividend payments and fluctuations in the related payments;

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

ITEM 1. BUSINESS

OVERVIEW

LKQ Corporation ("LKQ", the "Company" or "we"), a member of the Standard & Poor's 500 Stock Index ("S&P 500 Index"), is a global distributor of vehicle products, including replacement parts, components, and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles.

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

HISTORY

We were initially formed in 1998 through the combination of a number of wholesale recycled products businesses and subsequently expanded through internal development and acquisitions of aftermarket, recycled, refurbished, and remanufactured product suppliers and manufacturers; self service retail businesses; and specialty vehicle aftermarket equipment and accessories suppliers. We have completed approximately 290 business acquisitions. Our most significant acquisitions include:

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

Since 2017, we have divested certain businesses due to the ongoing rationalization of our asset base by divesting certain non-core and/or low margin businesses, and mandatory divestiture requirements due to certain acquisitions. Two of these divestitures have been reported as discontinued operations.

STRATEGY

Our mission is to be the leading global value-added distributor of vehicle parts and accessories by offering our customers the most comprehensive, available and cost-effective selection of part solutions while building strong partnerships with our employees and the communities in which we operate.

From 1998 to 2018, the Company focused on consolidating the alternative and specialty vehicle parts markets to develop scale across an extensive network of salvage and aftermarket facilities throughout North America and on building a pan-European aftermarket parts distributor in the large, fragmented European market. This focus created a leading distributor of aftermarket collision, salvage collision, and major mechanical parts in North America, a leading distributor of specialty automotive and RV parts and accessories in North America, and a leading distributor of aftermarket mechanical parts in Europe.

Beginning in 2019, we reduced our focus on growth through acquisitions and increased our focus on organic growth. Moreover, we emphasized operational excellence, driving structural margin improvements across the business to fund investments to further extend our leading positions and capabilities and grow our market share.

In our Europe segment, we are implementing a multi-year business transformation by establishing a Pan-European organization and operating model. The purpose of this multi-year “1 LKQ Europe” program is to create one single operation by integrating the various acquisitions the Company has completed across the European continent since entering the market in 2011. 1 LKQ Europe will operationalize the full potential of our leading European scale position as a single entity in areas such as procurement, product strategy, revenue optimization, digitization, and value-added services for our customers.

We have four primary strategic pillars to build economic value: growing our diversified product and service offerings; expanding our geographic footprint; adapting to evolving technology; and rationalizing our asset base. We believe our extensive distribution network, with a deep and broad inventory of quality collision and mechanical repair products and specialty vehicle aftermarket products, high fulfillment rates, delivery reliability, and superior customer service, provide us with competitive advantages. To execute our strategy, we focus on a number of key areas, including:

•Leading distribution network. We have invested significant capital to develop an extensive network of alternative and specialty vehicle parts facilities across the geographies we serve in our operating segments. Our ability to move inventory throughout our distribution networks increases the availability of our products and allows us to fill a higher percentage of our customers’ requests. In order to expand our distribution network, we may seek to enter new markets through geographic expansion, organic development, or tuck-in acquisitions. We believe our North America segment has the largest distribution network of vehicle parts and accessories for the automotive collision repair market in North America. We currently have operations in over 20 different European countries, which we believe represents the broadest and largest footprint in the aftermarket industry in Europe. On a global basis, we operate approximately 1,600 facilities.

•Broad product and service offerings. The breadth and depth of our inventory across our operating segments reinforces our ability to provide a “one-stop” solution for our customers’ alternative vehicle replacement, maintenance, diagnostic services, and specialty vehicle product needs.

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

•Technology driven business processes. We focus on technology development to expand our competitive advantage. We have built data analytics capabilities and data assets and believe that we can more cost effectively leverage our data to make better business decisions than most of our competitors.

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

•Rationalized asset base. We have a portfolio review process and are continually analyzing and executing initiatives to reduce our operating costs and drive efficiencies, including brand rationalization, rightsizing efforts, and productivity initiatives.

•Environmental, Social and Governance (“ESG”). We are focused on driving our ESG strategy and message, to multiple stakeholders, both internally and externally. Our ESG strategy is focused on employee engagement, diversity, equity and inclusion, carbon footprint and recycling, supply chain and community support.

•Employees and communities. We focus on employees and communities through continuous improvement in our Environmental, Social and Governance initiatives. Our top priority is the health and safety of our employees, customers and communities in which we operate.

We will measure our progress toward achieving our strategic goals based on our performance with respect to the following key priorities: profitable growth, cash flow generation, European integration, and talent acquisition. We have implemented various improvement plans to enhance our operational efficiencies and actively monitor these and other important operating metrics.

COVID-19 IMPACT

The COVID-19 pandemic and the resulting governmental actions taken to control the virus have impacted, and are expected to continue to impact, our business in 2020, 2021, and into 2022. The effects include, but are not limited to, a reduction in demand for our products and services relative to 2019, liquidity challenges for certain of our customers and suppliers, and organizational changes, such as personnel reductions and route consolidation undertaken mostly in 2020, driven by cost actions to mitigate the actual and expected revenue decline. The continuing impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the severity and duration of the pandemic and the related impact on the global economy, which are uncertain and cannot be predicted at this time. For further discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

NORTH AMERICA SEGMENT

Our North America segment is composed of wholesale operations, which consists of aftermarket and salvage operations, and self service retail operations.

Wholesale Operations

Our wholesale operations in North America sell five product types (aftermarket, OEM recycled, OEM remanufactured, OEM refurbished and, to a lesser extent, new OEM parts) to professional collision and mechanical vehicle repair businesses, which represents the source of the majority of the revenue generated by the segment. Additionally, by way of two acquisitions in 2019, we entered the diagnostics and repair services business, which we expect to grow in the coming years as the number of technological components in vehicles increases. In January 2021, the diagnostic and repair services acquisitions were combined into a single brand, known as Elitek Vehicle Services.

Inventory

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

The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in North America and Asia, principally Taiwan. In 2021, approximately 44% of our aftermarket purchases were made from our top 6 vendors, with our largest vendor providing approximately 11% of our annual inventory purchases for the North America segment. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 5% of our supply of aftermarket products in 2021. We purchased approximately 44% of our aftermarket products in 2021 directly from manufacturers in Taiwan and other Asian countries. Approximately 53% of our aftermarket products were purchased from vendors located in the U.S.; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries.

Within our wholesale operations, we focus our procurement on products that are in the most demand, based on a number of factors such as historical sales records of vehicles by model and year, customer requests, and projections of future supply and demand trends. Because lead times may be historically 40 days or more on imported aftermarket products, sales volumes and in-stock inventory are important factors in the procurement process.

We procure recycled products for our wholesale operations by acquiring total loss vehicles, typically sold at regional salvage auctions, and then dismantling and inventorying the parts. The availability and pricing of the salvage vehicles we procure for our wholesale recycled products operations may be impacted by a variety of factors, including the production level of new vehicles and the percentage of damaged vehicles declared total losses. Our bidding specialists are equipped with a proprietary software application that allows them to compare the vehicles at salvage auctions against our current inventory levels, historical demand, and recent average selling prices to arrive at an estimated maximum bid. Additionally, we have embedded artificial intelligence technology into our salvage procurement software to assist in the procurement decision making process, reducing the amount of labor and human error in the process.

Scrap and Other Materials

Our salvage operations generate scrap metal and other materials that we sell to metals recyclers. Vehicles that have been dismantled for recycled products and "crush only" end-of-life vehicles acquired from other companies are typically crushed using equipment on site. In other cases, we will hire mobile crushing equipment to crush the vehicles before they are transported to shredders and scrap metal processors. Damaged and unusable wheel cores are melted in our aluminum furnace and sold to consumers of aluminum ingot and sow for the production of various automotive products, including wheels. We also sell the precious metals contained in certain of our recycled parts such as catalytic converters.

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

1 LKQ Europe

Our European strategy, facilitated through our 1 LKQ Europe program, is to leverage the strengths of acquired businesses, reduce procurement costs by consolidating and streamlining our product offerings, and combine into an integrated organization driving for functional excellence with the necessary technology linking our business processes with our customers and suppliers. As part of our 1 LKQ Europe program, we are integrating our European operations as we optimize purchasing, warehousing, systems, logistics and back-office functions, and align our private label products across the segment. We are reorganizing our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. While certain projects were delayed in 2020 as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing of resources across LKQ Europe. We have continued the project on schedule after the restart. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by 2024.

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

In 2021, our top supplier represented 8% of our aftermarket inventory purchases for our Europe segment. No other suppliers comprised more than 5% of our purchases. Further, we purchased 93% of our products from companies in Europe, and 73% and 17% of our total inventory purchases were made in euros and pounds sterling, respectively in 2021. As part of our 1 LKQ Europe initiatives we are expanding the distribution of our private label products. Our key strategic private label products are Optimal, ERA and MPM Oils.

In our Nordic operations, we purchase severely damaged or total loss vehicles from insurance companies, which are transferred to our dismantling facilities or sold to other third party dismantlers.

Customers

We primarily operate a two-step (i.e. direct sales to repair shop customers) distribution model in Europe, although certain businesses located in Italy, the Netherlands, Germany, Switzerland, and Hungary, operate partially a three-step (i.e. sales to distributors who in turn sell to repair shop customers) distribution model. In our two-step operations, we sell the majority of our products to commercial customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In our three-step operations, we sell products to wholesale distributors or jobbers. In addition to our sales to repair shops and wholesale distributors, we generate a portion of our revenue through sales to retail customers from e-commerce platforms and from counter sales at the branch locations.

Distribution

Our European operations employ a distribution model in which inventory is stored at national or international distribution centers or regional hubs, with fast moving product stored at branch locations. The large distribution centers regularly re-stock the smaller branches and hubs and hold slower moving items helping us to improve fulfillment rates. Product is moved through the distribution network on our trucks, vans or via common carrier. We have built a new central distribution center in the Netherlands, similar to our central distribution centers in Tamworth, England and Sulzbach-Rosenberg, Germany, that will allow us to consolidate multiple regional distribution centers. We believe that our distribution network is larger than those of any of our principal competitors in Europe.

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

Information Technology Systems

Our aftermarket operations in Europe use various information technology ("IT") systems. Our systems are complex and designed to perform a variety of tasks (depending on the market), including but not limited to customer orders, inventory management, warehouse and logistics, and financial reporting. Certain of our IT systems can interface with the respective IT systems of our repair shop customers, which enables our customers to identify and order the part required for the repair. As part of our 1 LKQ Europe strategy to create an integrated European company, we initiated a multi-year program to develop and implement a European wide Enterprise Resource Planning ("ERP") system, which will reduce the number of IT systems we operate. A pilot for the ERP system was successfully deployed in our operating unit in Switzerland in the first quarter of 2020. After a pause during 2020 due to the disruption caused by the COVID-19 pandemic, the implementation of the ERP program resumed, and we implemented the new ERP system in Italy in the second half of 2021.

SPECIALTY SEGMENT

Our Specialty operating segment was formed in 2014 with our acquisition of Keystone Specialty, a leading distributor and marketer of specialty vehicle aftermarket products and accessories in North America. Our Specialty operations reach most major markets in the U.S. and Canada and serve the following seven product segments: RV; truck and off-road; towing; speed and performance; wheels, tires and performance handling; marine; and miscellaneous accessories. In 2017, we acquired Warn Industries, Inc. ("Warn"), a leading designer, manufacturer and marketer of high performance vehicle equipment and accessories. The acquisition of Warn expanded our presence in the specialty market and created viable points of entry into related markets. In October 2021, we acquired SeaWide Marine Distribution, Inc. (“SeaWide”), a leading nationwide wholesale distributor supplying electrical and electronic products for the marine market. The acquisition of SeaWide enhances our emerging position in the marine market.

Inventory

The specialty vehicle aftermarket equipment and accessories we distribute and raw materials for products we manufacture are purchased from suppliers located primarily in the U.S., Canada, and China. Our top selling products are RV appliances and air conditioners, towing hitches, truck bed covers, vehicle protection products, cargo management products, and wheels, tires, and suspension products. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, we have limited supplier concentration. In 2021, approximately 23% of our specialty vehicle aftermarket purchases were made from our top three suppliers to this segment, with our largest supplier providing approximately 10% of our annual inventory purchases. No other suppliers comprised more than 5% of our purchases during 2021. With our 2017 acquisition of Warn, we have internal capabilities to manufacture and source aftermarket winches, hoists, and bumpers.

Customers

Overall, the specialty vehicle aftermarket parts and accessories market serves a fragmented customer base composed of RV, marine, and specialty automotive dealers, installers, jobbers, builders, parts chains, and mail-order businesses. Our customers are principally small, independent businesses. These customers depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. In addition to traditional customers, in recent years we have increased sales to several large parts and accessory online retailers. Our Specialty segment also operates retail stores in northeast Pennsylvania.

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

Online sales, which represent the majority of our sales, of our Specialty products take place primarily through our ekeystone.com and viantp.com sites and our mobile app. These sites provide customers (i) the ability to match products with the make and model of vehicle thus allowing the customer to order the correct part, (ii) product information (e.g. pictures, attributes) available for review and (iii) the convenience of searching inventory availability and ordering the product on the site. Additionally, the site can provide sales opportunities by suggesting other parts to purchase based on an inquiry submitted by the customer.

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

Information Technology Systems

Most of our Specialty operations utilize an internally developed inventory management and order entry system that interfaces with third party software systems for accounting, transaction processing, inventory and warehouse management, data analytics, and reporting. By utilizing an internally developed system, real-time updates, improvements, and developments can be programmed to fit the business’s ongoing and changing needs.

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

Employees

As of December 31, 2021, we employed approximately 46,000 persons, of which approximately 18,000 were based in North America and approximately 28,000 were based outside of North America. Of our employees in North America, approximately 800 were represented by unions. Outside of North America, we have government-mandated collective bargaining agreements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. We consider our employee relations to be good.

Inclusion and Diversity

We value and promote inclusion and diversity in our workplace. We recognize that a diverse mix of backgrounds, skills and experiences drives new ideas, products and services. We recruit, hire, promote and retain employees based on merit and demonstrated skills. With respect to our employee population in the United States, as of December 31, 2021 approximately 42% have self-identified as Asian, Black or African American, Hispanic or Latino, Native American, Pacific Islander or two or more races. We have a long-standing commitment to equal employment opportunity. It is our policy and practice to hire, train, promote and compensate employees, and administer all of our personnel policies without regard to race, color, ethnicity, national origin, ancestry, citizenship status, religion, religious creed, sex, gender, gender identity and expression, age, disability, protected medical condition, marital status, veteran or military status, sexual orientation, pregnancy, genetic information or any other characteristic protected by civil rights laws.

Commitment to Values and Ethics

Along with our core values, we act in accordance with our Code of Ethics, which sets forth guidance for employees to make appropriate ethical decisions. Our Code of Ethics covers topics such as use of company assets, bribery and corruption, conflicts of interest, discrimination, harassment, health and safety, privacy and data protection, protecting confidential information, and reporting Code of Ethics violations. The Code of Ethics reflects our commitment to acting with a high level of integrity and providing guidance for reporting complaints in the event of alleged violations of our policies (including through an anonymous global “Speak Up” line). We do not tolerate harassment or retaliation against persons that report improper behavior.

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

Compensation and Benefits

We strive to attract and retain our talented employees by providing market-competitive compensation and benefits. We engage an outside consulting firm to objectively evaluate our compensation program and benchmark it against industry peers and other similarly situated organizations. Our short and long-term incentive programs are aligned with our vision and key business objectives and are intended to motivate strong performance. We offer benefits that support the physical, financial and emotional well-being of our employees. We offer eligible employees medical, dental and vision coverage, health savings and flexible spending accounts, paid time off, an employee assistance program, an employee assistance fund, voluntary short-term disability insurance, company paid long-term disability insurance, company paid term life insurance, a tuition reimbursement program, a scholarship program for the children of employees, a program to match charitable donations, profit sharing, parental leave, and retirement plan contributions. Our benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

Professional Development and Training

We believe a key factor in employee retention is training and professional development. We have training programs across all levels of the Company to meet the needs of various roles, specialized skill sets and departments across the Company. We provide legal and ethics compliance education as well as general workplace safety training to our employees. We are committed to the security and confidentiality of our employees’ and customers' personal information and employ software tools and periodic cyber security training to promote security and information protection.

FACILITIES

As of December 31, 2021, our operations included approximately 1,600 facilities, most of which are leased. Of our total facilities, approximately 525 facilities were located in the U.S. and approximately 1,075 facilities were located in over 25 other countries. Many of our locations stock multiple product types or serve more than one function.

Our global headquarters are located at 500 West Madison Street, Chicago, Illinois 60661.

Our North American headquarters, in Nashville, Tennessee, performs certain centralized functions for our North American operations, including accounting, procurement, and information systems support.

Our European headquarters are located in Zug, Switzerland. Our European operations are distributed throughout Europe with main offices in Tamworth, England; in Schiedam, the Netherlands; in Milan, Italy; in Prague, Czech Republic; and in Poing, Germany. In addition to these offices, we have two national distribution centers in Tamworth, England, totaling 1,025,000 and 250,000 square feet, respectively, which house inventory to supply the hubs and branches of our U.K. and Republic of Ireland operations, and one distribution center totaling 900,000 square feet in Sulzbach-Rosenberg, Germany which supplies our operations in Germany, Austria, Italy, the Czech Republic and Switzerland. The shared service center in Katowice, Poland began operations in the second half of 2021, and the central distribution center in the Netherlands will begin operations in 2022.

Our Specialty operations maintain primary procurement, accounting and finance functions in Exeter, Pennsylvania.

Certain back-office support functions for our segments are performed in Bengaluru, India. Additionally, we operate an aftermarket parts warehouse in Taiwan to aggregate inventory for shipment to our locations in North America and manage supplier relationships and purchase orders.

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

We may be affected by tariffs and other import laws and restrictions because we import into the U.S. a significant number of products for sale and distribution. See the risk factors “If significant tariffs or other restrictions are placed on products or materials we import or any related counter-measures are taken by countries to which we export products, our revenue and results of operations may be materially harmed” and “Intellectual property claims relating to aftermarket products could adversely affect our business” in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding importation risks.

Our business processes and operations are subject to laws and regulations relating to privacy and data protection. See the risk factor “The costs of complying with the requirements of laws pertaining to the privacy and security of personal information and the potential liability associated with the failure to comply with such laws could materially adversely affect our business and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K for further information about privacy and data protection risks.

Some jurisdictions have enacted laws to restrict or prohibit the sale of alternative vehicle parts. See the risk factor “Existing or new laws and regulations, or changes to enforcement or interpretation of existing laws or regulations, may prohibit, restrict or burden the sale of aftermarket, recycled, refurbished or remanufactured products” in Part I, Item 1A of this Annual Report on Form 10-K for further information concerning regulatory restrictions on the sale of our products.

We have thousands of employees located in the U.S. and many other countries and are subject to labor and employment laws in numerous jurisdictions. See the risk factor “Our business may be adversely affected by union activities and labor and employment laws.” in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding these labor and employment risks.

SEASONALITY

Our operating results are subject to quarterly variations based on a variety of factors, influenced primarily by seasonal changes in weather patterns. During the winter months, we tend to have higher demand for our vehicle replacement products because there are more weather related repairs. Our aftermarket glass operations typically generate greater revenue and earnings in the second and third quarters, when the demand for automotive replacement glass increases after the winter weather. Our specialty vehicle operations typically generate greater revenue and earnings in the second quarter, when vehicle owners tend to install this equipment, and lower revenue and earnings in the fourth quarter, when the number of RV trips tends to decline as a result of the winter weather. However, the COVID-19 pandemic created an increased demand in the RV market in 2020 and 2021, and the effect on demand extended into the fourth quarter of 2021. Additionally, seasonality may affect our product mix; for example, collision parts tend to have higher demand in the winter as there are generally higher accident rates.

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

The table below highlights our North American recycling operation’s efforts in 2021 to minimize the environmental impact of total loss and end-of-life vehicles with effective and proper vehicle disposition, and lists the approximate number or amount of parts or other materials removed from such vehicles and sold or used by us in our operations.

(in thousands)	2021 Totals
Vehicles procured	780
Catalytic converters	1,461
Tires	2,051
Batteries	740
Fuel (in gallons)	3,894
Waste oil (in gallons)	2,247
Anti-freeze/Washer fluid (in gallons)	343
Crush auto/Scrap (in tons)	1,100
Individual parts sold	13,794

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

Governance

We continue to make substantial progress in the area of corporate governance. Our Board of Directors refreshment process has resulted in over half of our current Board being added since August 2018, and we have three women on our Board. Additionally, over 80% of our directors are independent. We believe that the skill sets of our newly constituted Board effectively address the areas of focus that are important for our short and long-term strategic objectives, including the continued focus on the integration of our European operations.

We have adopted “proxy access,” which permits an eligible stockholder to nominate and include in our proxy materials director nominees (subject to the terms set forth in our Bylaws). We also have majority voting for the election of our directors, requiring a director who fails to receive a majority vote to tender his or her resignation to the Board.

Our Board of Directors adopted a revised Code of Ethics in 2019 to help ensure that everyone at LKQ is clear on our mission, values and guiding ethical principles. The Code of Ethics covers a variety of topics, including the use of company assets, bribery and corruption, conflicts of interest, discrimination, harassment, health and safety, privacy and data protection, protecting confidential information, and reporting Code of Ethics violations. It is now available in over 20 languages through our website at www.lkqcorp.com. We also now operate one single anonymous global Speak Up line, available in every language in which we routinely conduct business.

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

The COVID-19 pandemic resulted in additional risks that could materially adversely affect our business, financial condition, results of operations, and/or cash flows.

Efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. The pandemic resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business closures. These measures have impacted and may continue to impact our workforce and operations and the operations of our customers and suppliers. These measures also resulted in a reduction in miles driven. As a result, we have experienced and may continue to experience unpredictable reductions in demand for our products. We were permitted to operate in most of the jurisdictions we serve, including in jurisdictions that mandated the closure of certain businesses. However, there is no assurance that we will be permitted to continue operations under future government orders or other restrictions, and although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures.

Continued uncertainties related to the magnitude, duration, and persistent effects of the COVID-19 pandemic may significantly adversely affect our business. These uncertainties include, among other things: the duration and impact of the resurgence in COVID-19 cases; the emergence, contagiousness, and threat of new and different strains of virus; the availability, acceptance, and effectiveness of vaccines; additional closures or other actions as mandated or otherwise made necessary by governmental authorities, including employee vaccine mandates; disruptions in the supply chain, including those caused by industry capacity constraints, material availability, and global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key supplier; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic; our ability to meet commitments to customers on a timely basis as a result of increased costs and supply and transportation challenges; increased logistics costs; additional operating costs due to continued remote working arrangements, adherence to social distancing guidelines, and other COVID-19 related challenges; increased risk of cyberattacks on network connections used in remote working arrangements; absence of employees due to illness; and the impact of the pandemic on our customers and suppliers. We have developed and implemented business continuity plans and health and safety protocols in an effort to mitigate the negative impacts we have experienced related to COVID-19 to our employees and our business. An inability to respond to the ever changing impacts of COVID-19 to our employees and business could negatively impact our financial results. In addition, even if the adverse effects of the COVID-19 pandemic subside, there is the possibility of the emergence of a different pandemic or health emergency with similar economic disruptions. These factors, and others that are currently unknown or considered immaterial, could materially and adversely affect the Company’s business, liquidity, results of operations, and financial position.

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

Our sales are also impacted by changes to the economic health of vehicle owners. The economic health of vehicle owners is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, fuel prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. If inflationary pressures or any of these other conditions worsen, our business, results of operations, financial condition and cash flows could be adversely affected.

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

We have a substantial business presence in Europe, including a significant presence in the U.K. and the Republic of Ireland (“ROI”). In June 2016, voters in the U.K. decided by referendum to withdraw from the European Union (also known as Brexit). The U.K.’s withdrawal from the European Union became effective on January 31, 2020. The U.K. and the European Union negotiated a Trade and Cooperation Agreement (“TCA”) to govern the new relationship, which became effective on January 1, 2021. Following the adoption of the TCA, duties have increased on some of the products we import into the U.K., and we have observed shipment delays, particularly with respect to the products we supply to our business in the ROI. While the long-term extent and impact of these issues remains unclear at this point, they could have adverse impacts on our business. Notwithstanding the TCA, there continues to be uncertainty regarding the effects of Brexit on our U.K. and European businesses, including with respect to tariffs or trade sanctions on goods moving between the jurisdictions, increased administrative burdens, fluctuations in exchange rates, disruptions in access to markets by U.K. and ROI companies, and disagreements about the interpretation of the TCA.

We also have a presence in the Ukraine and are monitoring the political situation there carefully. Additionally, a number of our suppliers are based in China and Taiwan and so increasing strains and any political repercussions may have implications upon our supply chain.

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

The vehicle replacement products industry and vehicle accessory parts industry are highly competitive and are served by numerous suppliers of OEM, recycled, aftermarket, refurbished and remanufactured products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national and international providers, and internet-based suppliers and distributors. Providers of vehicle replacement and accessory products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries or with consumers, than we do. Business transacted on online marketplaces has been increasing, which presents additional competitive pressures on us; in addition, facilitators of these online marketplaces control access to this channel and may prohibit us from participating.

In the U.S. and Europe, local companies have formed cooperative efforts in an attempt to more efficiently compete against us in all aspects of our business. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

We believe that a majority of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors of alternative aftermarket, recycled, refurbished and remanufactured collision parts like us. The OEMs are therefore able to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and to a lesser extent on service and quality. Our operations worldwide are dependent upon clear laws and regulation regarding the manufacture of automotive parts in competition with OEM parts.

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

U.S. Customs and Border Protection has taken the position that certain of our aftermarket parts infringe certain OEM trademarks and seized our aftermarket parts as we attempted to import them into the U.S. We have incurred costs and expenses convincing Customs and Border Protection to release the seized goods and in litigation where we sought a determination of non-infringement. In the event Customs and Border Protection seizes our products again in the future, we may be unsuccessful in obtaining their release, and such goods may be subject to forfeiture and other penalties, and we would incur legal fees in contesting those seizures.

Aftermarket products certifying organizations may revoke the certification of parts that are the subject of the intellectual property disputes. Lack of certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket products only if they have been certified by an independent certifying organization.

If the number of vehicles involved in accidents declines or the number of vehicles being repaired declines, or the mix of the types of vehicles in the overall vehicle population changes, our business could suffer.

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

The average number of new vehicles sold annually has fluctuated from year-to-year. Periods of decreased sales could result in a reduction in the number of vehicles on the road and consequently fewer vehicles involved in accidents or in need of mechanical repair or maintenance. Substantial declines in automotive sales in the future could have a material adverse effect on our business, results of operations and/or financial condition. In addition, if vehicle population trends result in a disproportionately high number of older vehicles on the road, insurance companies may find it uneconomical to repair such vehicles or there could be less costly repairs. If vehicle population trends result in a disproportionately high number of newer vehicles on the road, the demand generally for mechanical repairs and maintenance would likely decline due to the newer, longer-lasting parts in the vehicle population and mechanical failures being covered by OEM warranties for the first years of a vehicle's life. Moreover, alternative collision and mechanical parts are less likely to be used on newer vehicles. Our Specialty segment depends on sales of pickup trucks, sport utility vehicles, crossover utility vehicles, high performance vehicles and recreational vehicles; any reduction in the number of such vehicles in operation will adversely affect demand for our Specialty products.

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

Our North American business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. Our European business also acquires products from Asian sources. We incur substantial freight costs to import parts from our suppliers, many of which are located in Asia. The cost of freight and shipping containers has risen in 2021 and if the cost of freight and shipping containers continue to rise, we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced manufacturing and providing the relevant products. In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory. We also face the risk that our suppliers could attempt to circumvent us and sell their product directly to our customers; consolidation of our suppliers could enhance their ability to distribute products through additional sales channels and thus decrease their reliance on wholesale distributors like us.

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

In Europe, we acquire products from a wide variety of suppliers. As vehicle technology changes, some parts will become more complex and the design or technology of those parts may be covered by patents or other rights that make it difficult for manufacturers to supply such aftermarket parts to companies such as ours. The complexity of the parts may include software or other technical aspects that make it difficult to identify what is wrong with the vehicle. More complex parts may be difficult to repair and may require expensive or difficult to obtain software updates, limiting our ability to compete with the OEMs.

We rely on third parties to provide products and services that are integral to our operations. If we fail to adequately assess, monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk caused by the misconduct, performance failures or negligence of these third parties. For example, these could include violations of, or noncompliance with, laws and/or regulations governing our business (including, but not limited to, bribery, cybersecurity or privacy laws), which could lead to sanctions and/or fines from governmental agencies. Our arrangements with third party vendors and service providers may cause us financial and reputational harm if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our customers. See the risk factor entitled “The costs of complying with the requirements of laws pertaining to the privacy and security of personnel information and the potential liability associated with the failure to comply with such laws could materially adversely affect our business and results of operations” for further information about the security and confidentiality of our information and data. Further, noncompliance with contract terms by our third party vendors or service providers could expose us to liability to other third parties or our employees.

If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pre-tax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, our goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, deterioration of expected future cash flows or performance, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2021, our total goodwill subject to future impairment testing was $4.5 billion. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Estimates section of Part II, Item 7 and "Intangible Assets" in Note 3, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Except for indefinite-lived intangibles, we amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We review finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2021, the value of our other intangible assets, net of accumulated amortization, was $746 million.

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

For example, we have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business; this program will present a number of execution challenges. The COVID-19 pandemic impacted certain 1 LKQ Europe initiatives resulting in minor delays in 2020.

In addition to acquisitions, we have divested, and will continue to divest, certain businesses, either because they do not meet our performance standards or for other reasons. As a result of a divestment, we may not recover the carrying value of our investment in the divested business; in addition, such divestment transactions require significant management time and attention.

Risks Relating to Our Financial Structure

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

As of December 31, 2021, we had approximately $1,887 million aggregate principal amount of secured debt outstanding and approximately $1,194 million of availability under our credit agreement ($1,263 million of availability reduced by $69 million of amounts outstanding under letters of credit). In addition, we had approximately $853 million aggregate principal amount of unsecured debt outstanding comprised of €500 million ($569 million) aggregate principal amount of 3.875% senior notes due April 1, 2024 (the "Euro Notes (2024)"), and €250 million ($284 million) of 4.125% senior notes due 2028 (the "Euro Notes (2028)," and together with the Euro Notes (2024), the "senior notes"). Borrowings under the credit agreement mature in January 2024.

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

Our credit agreement will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness under the existing agreement. As of December 31, 2021, we would have been able to incur an additional $1,194 million of indebtedness under our credit agreement ($1,263 million of availability reduced by $69 million of amounts outstanding under letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the need to service such debt would increase.

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

We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. Funds may not be available or available on terms acceptable to us as a result of different factors, including but not limited to turmoil in the credit markets that results in the tightening of credit conditions and current or future regulations applicable to the financial institutions from which we seek financing. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. There are restrictions in the indenture that governs the Euro Notes (2024) and Euro Notes (2028) on our ability to refinance such notes prior to January 1, 2024 and April 1, 2023, respectively. We could refinance the notes through open market purchases, subject to a limitation in our credit agreement on the amount of such purchases. If we fail to raise capital when needed, our business may be negatively affected.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly and could affect the value of our senior notes.

Certain borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Moreover, changes in market interest rates could affect the trading value of the senior notes. Because of reforms relating to the use of the London Interbank Offered Rate ("LIBOR") as a benchmark for establishing the interest rate and the move toward risk free rates, we recently amended our credit facility to provide that loans denominated in euros will use the European Money Markets Institute as a benchmark for establishing the interest rate, swingline and revolving loans denominated in Pound Sterling will use the Sterling Overnight Index Average ("SONIA") and loans denominated in Swiss Francs will use the Swiss Average Rate Overnight as administered by SIX Swiss Exchange AG. We expect to amend our credit facility in the future to incorporate other risk free rates for those loans that still bear interest at LIBOR plus the Applicable Margin as the syndicated loan market continues to transition away from LIBOR. The consequences of a move away from LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate debt.

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

Our obligations under our senior notes and our guarantors’ obligations under their guarantees of the senior notes are unsecured, but our and each co-borrower’s obligations under our credit agreement and each guarantor’s obligations under their respective guarantees of the credit agreement are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of most of our wholly-owned United States subsidiaries and the stock of certain of our non-United States subsidiaries. If we are declared bankrupt or insolvent, or if we default under our credit agreement, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of our senior notes, even if an event of default exists under the applicable indenture governing the senior notes. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under our senior notes, then that guarantor will be released from its guarantee of the senior notes automatically and immediately upon such sale. In any such event, because the senior notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which claims by holders of the senior notes could be satisfied or, if any assets remained, they might be insufficient to satisfy claims fully. As of December 31, 2021, we had approximately $1,887 million aggregate principal amount of secured debt outstanding and approximately $1,194 million of availability under our credit agreement ($1,263 million of availability reduced by $69 million of amounts outstanding under letters of credit).

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

Not all of our subsidiaries have guaranteed the credit agreement, Euro Notes (2024) and Euro Notes (2028). In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its indebtedness and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to the lenders under the credit agreement or the holders of the senior notes. Consequently, claims in respect of the credit agreement and the senior notes are structurally subordinated to all of the liabilities of our subsidiaries that are not guarantors of such instruments, including trade payables, and any claims of third party holders of preferred equity interests, if any, in our non-guarantor subsidiaries. As of the most recent practicable date, our subsidiaries that are not borrowers under or do not guarantee the credit agreement represented approximately 50% and 34% of our total revenue and operating income, respectively. In addition, these non-guarantor subsidiaries represented approximately 53% and 62% of our total assets and total liabilities, respectively (excluding, in each case, intercompany amounts). As of the same date, our subsidiaries that do not guarantee the credit agreement had approximately $2,000 million of outstanding indebtedness (which includes $1,085 million of borrowings under our revolving credit facilities by foreign subsidiaries that are borrowers under these facilities). The group of subsidiaries that does not guarantee the Euro Notes (2024) is substantially similar to the group that does not guarantee the Euro Notes (2028), except that, in addition to the issuer of the Euro Notes (2024), there are four subsidiaries in the group that do not guarantee the Euro Notes (2028) that guarantee the Euro Notes (2024).

We may not be able to repurchase the senior notes upon a change of control or pursuant to an asset sale offer.

Upon a change of control, as defined in the indentures governing the senior notes, the holders of the senior notes will have the right to require us to offer to purchase all of the senior notes then outstanding at a price equal to 101% of their principal amount plus accrued and unpaid interest. Such a change of control would also be an event of default under our credit agreement. In order to obtain sufficient funds to pay amounts due under the credit agreement and the purchase price of the outstanding senior notes, we expect that we would have to refinance our indebtedness. We cannot assure you that we would be able to refinance our indebtedness on reasonable terms, if at all. Our failure to offer to purchase all outstanding senior notes or to purchase all validly tendered senior notes would be an event of default under the indentures governing the senior notes. Such an event of default may cause the acceleration of our other debt. Our other debt also may contain restrictions or repayment requirements with respect to specified events or transactions that constitute a change of control under the indentures governing the senior notes.

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

The amount and frequency of our share repurchases and dividend payments may fluctuate.

The amount, timing and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment of debt. Changes in cash flows, tax laws and our share price could also impact our share repurchase program and other capital activities. Additionally, decisions to return capital to shareholders, including through our repurchase program or the issuance of dividends on our common stock, remain subject to determination of our Board of Directors that any such activity is in the best interests of our shareholders and is in compliance with all applicable laws and contractual obligations.

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

Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled products that we provide, such as airbags. In addition, laws relating to the regulation of parts affecting vehicle emissions, such as California’s Proposition 65, may impact the ability of our Specialty segment to sell certain accessory products. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional recycled products. The passage of legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse impact on our business. Additionally, Congress could enact federal legislation restricting the use of aftermarket or recycled automotive products used in the course of vehicle repairs. In Europe, the Motor Vehicle Block Exemption Regulations (MVBER) regulate the competition rules on automotive spare parts. The 2012 MVBER are due to expire in May 2023. The current indications are that the 2012 MVBER will be extended for 5 years, with additional guidance to be provided by the EU Commission in a supplementary guidance regarding new technology and software provided by OEMs. The new EU proposals with respect to MVBER will be proposed for consultation in mid-2022.

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

Contamination resulting from vehicle recycling processes can include soil and ground water contamination from the release, storage, transportation, or disposal of gasoline, motor oil, antifreeze, transmission fluid, chlorofluorocarbons from air conditioners, other hazardous materials, or metals such as aluminum, cadmium, chromium, lead, and mercury. Contamination from the refurbishment of chrome plated bumpers can occur from the release of the plating material. Contamination can migrate on-site or off-site, which can increase the risk, and the amount, of any potential liability.

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

We may be adversely affected by legal, regulatory or market responses to global climate change.

Growing concern over climate change has led policy makers in the U.S. to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows.

Moreover, the perspectives of our customers, suppliers, stockholders, employees, community partners, regulatory agencies and other stakeholders regarding climate change are evolving. These stakeholders are increasingly requesting disclosures and actions relating to not only climate change but other environmental and social matters and corporate governance practices. The increase in costs to comply with such evolving expectations, including any rules or regulations resulting from these evolving expectations, as well as any risk of noncompliance, could adversely impact us.

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

General Risks

Our employees are important to successfully manage our business and achieve our objectives.

Our future success depends in large part upon the leadership and performance of our executive management team and key employees at the operating level. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business. In addition, we have experienced wage inflation in the jurisdictions in which we operate. An inability to respond to these inflationary pressures could impact our ability to retain key employees or we may experience increased costs due to difficulties related to hiring and retaining employees.

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

We collect personally identifiable information ("PII") and other data as part of our business processes and operations. The legislative and regulatory framework relating to privacy and data protection is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. This data is subject to a variety of U.S. and international laws and regulations. Many foreign countries and governmental bodies, including the European Union, Canada and other jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are more restrictive than those in the U.S. Additionally, the European Union adopted the General Data Protection Regulation ("GDPR") that imposes more stringent data protection requirements for processors and controllers of personal data, including expanded disclosures about how PII is to be used, limitations on retention of PII, mandatory data breach notification requirements, possible restrictions on cross border transfers of PII and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides severe penalties for noncompliance. In addition, stricter laws in this area are being enacted in certain states in the U.S. and in other countries, and more jurisdictions are likely to follow this trend.

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

Weather, terrorist activities, war or other disasters, or the threat of any of them, may result in the breakdown of our distribution center systems, closure of our distribution centers or other facilities or may adversely affect our ability to deliver inventory through our system on a timely basis. This may affect our ability to serve our customers, resulting in lost sales or a potential loss of customer loyalty. Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the U.S. or into the other countries in which we operate, and we may not be able to obtain such merchandise from other sources at similar prices. Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.

If we experience problems with our fleet of trucks and other vehicles, our business could be harmed.

We use a fleet of trucks and other vehicles to deliver the majority of the products we sell. We are subject to the risks associated with providing delivery services, including inclement weather, disruptions in the transportation infrastructure, governmental regulation, availability and price of fuel, liabilities arising from accidents to the extent we are not covered by insurance, insurance premium increases, and ability to hire drivers. In addition, our failure to deliver products in a timely and accurate manner could harm our reputation and brand, which could have a material adverse effect on our business.

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

ITEM 3. LEGAL PROCEEDINGS

On May 10, 2018, our Specialty segment received a Notice of Violation from the U.S. Environmental Protection Agency ("EPA") alleging that certain performance-related parts that we sold in 2015, 2016, 2017 and 2018 violated the provisions of the Clean Air Act that prohibit the sale of parts that alter or defeat the emission control system of a motor vehicle. The parties have been attempting to negotiate a settlement of this matter without success. On January 29, 2021, the EPA initiated a civil administrative proceeding against us in this matter seeking a monetary penalty for parts sold between January 1, 2015 and August 28, 2018. Any penalty that is likely to be imposed is not expected to have a material effect on our financial position, results of operations or cash flows.

During 2021, we received notices of alleged violations of federal stormwater regulations from EPA Region 3 (regarding facilities in Maryland and Pennsylvania) and Region 4 (regarding facilities in Alabama, Georgia, and Tennessee). In response to the Region 3 notice, we negotiated an Administrative Order on Consent (“AOC”) to further investigate and if necessary make improvements at the identified facilities. We negotiated a second AOC requiring payment of $130,000 in penalties, which was paid in December 2021. In response to the Region 4 notice, we negotiated an AOC to further investigate and if necessary make improvements at the identified facilities. Region 4 has advised us that it intends to seek penalties, but we have not yet received a demand. We do not expect that any proposed penalty will have a material effect on our financial position, results of operations or cash flows.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "LKQ." At December 31, 2021, there were 16 record holders of our common stock.

On October 26, 2021, the Board of Directors of LKQ declared a cash dividend to stockholders. The quarterly cash dividend of $0.25 per share of common stock was paid on December 2, 2021 to stockholders of record at the close of business on November 11, 2021 for an aggregate payout of $73 million. Our senior secured credit agreement and our senior notes indentures contain limitations on payments of cash dividends or other distributions of assets. Delaware law also imposes restrictions on dividend payments. Based on limitations in effect under our senior secured credit agreement, senior notes indentures and Delaware law, the maximum amount of dividends we could have paid as of December 31, 2021 was approximately $2,850 million. The limit on the payments of dividends is calculated using historical financial information and will change from period to period.

Stock Performance Graph and Cumulative Total Return

The following graph compares the percentage change in the cumulative total returns on our common stock, the S&P 500 Index and the following group of peer companies (the "Peer Group"): Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co., for the period beginning on December 31, 2016 and ending on December 31, 2021 (which was the last day of our 2021 fiscal year). The stock price performance in the graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index and the Peer Group was $100 on December 31, 2016 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the S&P 500 Index and the Peer Group

$300
$200
$100
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
LKQ Corporation
S&P 500 Index
Peer Group

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
LKQ Corporation	$100	$133	$77	$116	$115	$197
S&P 500 Index	$100	$122	$116	$153	$181	$233
Peer Group	$100	$96	$123	$162	$177	$260

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

Issuer Purchases of Equity Securities

On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we may purchase up to $500 million of our common stock from time to time through October 25, 2021. On October 25, 2019, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $500 million of our common stock from time to time through October 25, 2022; this extended date also applied to the original repurchase program. On July 28, 2021, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $1,000 million of our common stock from time to time through October 25, 2024; this extended date also applies to the original repurchase program, as previously extended. With the increase, the Board of Directors has authorized a total of $2,000 million of common stock repurchases.

Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases.

During the three months ended, and year ended, December 31, 2021, we repurchased 5.3 million and 17.2 million shares of common stock for an aggregate price of $297 million and $877 million, respectively. As of December 31, 2021, there was a total of $654 million of remaining capacity under our repurchase program. During the three months ended, and year ended, December 31, 2020, we repurchased 0.8 million and 4.1 million shares of common stock for an aggregate price of $29 million and $117 million, respectively.

The following table summarizes our stock repurchases for the three months ended December 31, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	513	$51.63	513	$924,723
November 1, 2021 - November 30, 2021	4,100	$57.24	4,100	$690,019
December 1, 2021 - December 31, 2021	640	$56.18	640	$654,051
Total	5,253		5,253

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2021 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. Discussion of 2019 items and the year-over-year comparison of changes in our financial condition and the results of operations as of and for the years ended December 31, 2020 and December 31, 2019 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021. Unless otherwise indicated or the context otherwise requires, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "the Company," "our," "LKQ" and similar terms refer to LKQ Corporation and its subsidiaries.

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

During the years ended December 31, 2021, 2020 and 2019, we acquired various immaterial businesses across our North America, Europe, and Specialty segments.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. During the year ended December 31, 2021, parts and services revenue represented approximately 93% of our consolidated revenue. Revenue from other sources includes scrap and other metals (including precious metals - platinum, palladium and rhodium) sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 4, "Revenue Recognition" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our sources of revenue.

Critical Accounting Estimates

The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Historically, we have not made significant changes to the methods for determining these estimates as our actual results have not differed materially from our estimates. We do not believe it is reasonably likely that the estimates and related assumptions will change materially in the foreseeable future; however, actual results could differ from those estimates under different assumptions, judgments or conditions.

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results of operations, and which require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting estimates addressed below. For additional information related to significant accounting policies used in the preparation of our Consolidated Financial Statements, see Note 3, "Summary of Significant Accounting Policies" to the accompanying Consolidated Financial Statements.

Goodwill Impairment

Description

Goodwill is obtained through business acquisitions and recorded at the estimated fair value at the date of acquisition. Goodwill is not amortized but instead tested for impairment annually or sooner if events indicate that an impairment may exist. In performing this test, we compare the carrying value of the asset to its fair value. To derive the fair value for our reporting units which carry goodwill, we consider the use of various valuation techniques, with the primary technique being an income approach via a discounted cash flow method and another being a market approach via a guideline public company method. If the carrying value of these assets exceeds the estimated fair value, the asset is considered impaired and an impairment charge is recognized. In performing the test for impairment of goodwill, goodwill is allocated to the reporting units expected to benefit from the business combination.

Judgments and Uncertainties

Determining whether impairment indicators exist and estimating fair values as part of impairment testing require significant judgment. Estimating the fair values of our reporting units which have goodwill requires the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. As part of applying the discounted cash flow method and guideline public company method, we use significant assumptions which include sales growth, operating margins, discount rates, perpetual growth rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data.

Sensitivity of Estimate to Change

We have not made material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years. The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses. During fiscal year 2021, we elected to perform a quantitative impairment test for our goodwill. No impairment charges were recorded as a result of the testing as the fair value of each goodwill reporting unit exceeded the calculated carrying value. A 10% decline in projected cash flows or a 10% increase in the discount rate would not have resulted in an impairment to goodwill.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 3, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.

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

1 LKQ Europe Program

We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we expect to recognize the following:

•Restructuring expenses — Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe program from which the business will derive no ongoing benefit. See Note 5, "Restructuring and Acquisition Related Expenses,” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details.

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

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses, Restructuring and acquisition related expenses and Purchases of property, plant and equipment in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Beginning in the second half of March 2020, management delayed certain projects under the 1 LKQ Europe program to reduce expenses and preserve capital in response to the COVID-19 pandemic. Based on our expectations in the second quarter of 2020 that the impacts on our business from COVID-19 had stabilized, we restarted the program in July 2020 with substantially the same initiatives and projects as prior to the pandemic. While certain projects were delayed as a result of the COVID-19 pandemic, such as our procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We have continued the project on schedule after the restart. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by 2024. During the year ended December 31, 2021, we incurred $37 million in costs across all three categories noted above. We expect that costs of the program, reflecting all three categories noted above, will range between $100 million and $130 million between 2022 and the projected program completion date in 2024. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by the improved trade working capital initiatives across our Europe segment.

COVID-19 Impact on Our Operations

In late February 2020, the Italian government began placing restrictions on activity as a result of the COVID-19 outbreak. Sales volumes fell as fewer cars were on the road and less maintenance activity was performed. While our Italian operation is an important part of our European business, it represented approximately 10% of the segment’s revenue in 2019, and thus the disruption did not have a material impact on the Company. By mid-March, the COVID-19 impact began spreading across the rest of the geographies where we operate at a very rapid pace. Governments adopted aggressive restrictions on the operation of non-essential businesses and personal movement, which reduced miles driven and collisions. While our businesses were deemed essential in most jurisdictions in which we operate, the change in behavior driven by the COVID-19 restrictions negatively impacted our sales volume. Our organic parts and services revenue declined by 16.8%, 4.5% and 5.2% in the second, third, and fourth quarters of 2020, respectively, relative to the comparable prior year periods. We showed improvement in the third quarter of 2020 as governments gradually lifted restrictions for non-essential businesses and personal movement; however, in the fourth quarter of 2020 revenue declined as certain jurisdictions put restrictions back into place. As anticipated, April 2020 experienced the most negative revenue impact, with organic parts and services revenue (on a per day basis) down 30.3% compared to the prior year period. As movement restrictions lessened in May and June of 2020, we experienced organic parts and services revenue declines (on a per day basis) of 13.2% and 7.3%, respectively, compared to the prior year periods. However, the pace of improvement flattened into the third quarter of 2020 as the increasing level of COVID-19 cases, especially in the United States, slowed the recovery. During the third quarter of 2020, organic parts and services revenue declined by 4.5% compared to the prior year period, a small improvement from the June 2020 decline of 7.3% (on a per day basis). During the fourth quarter of 2020, organic parts and services revenue declined by 6.1% (on a per day basis) and gradually worsened during the quarter with a decline of 7.2% (on a per day basis) in December. During the first quarter of 2021, organic parts and services revenue increased by 2.2% (on a per day basis) despite the continued COVID-19 impact on economic activity in the U.S. and Europe. During the second quarter of 2021, organic parts and services revenue increased by 21.1% (on a per day basis) reflecting the low prior year comparable figure owing to COVID-19 and the gradual recovery in mobility. During the third quarter of 2021, the recovery continued with organic parts and services revenue increasing by 4.0%. During the fourth quarter of 2021, organic parts and services revenue increased by 7.3% (on a per day basis). Since the start of the pandemic, our revenue has been impacted to varying degrees depending on the segment, with North America experiencing the most negative impact due to the decrease in miles driven and collision activity. Europe was also negatively affected by mobility restrictions and reduced miles driven but has experienced a quicker recovery than North America and reached its 2019 revenue level in the fourth quarter of 2021. After seeing year over year decreases early in the pandemic, Specialty revenue has grown due to favorable trends in recreational vehicle activity and online sales. We expect consolidated parts and services revenue to grow organically in future periods, but the level of the year over year increase in revenue will depend on, among other factors, the extent of COVID-19 related restrictions across the geographies in which we operate as strategies to address the virus evolve, the pace of recovery in miles driven and access to inventory, which has been constrained with supply chain issues.

Our top priority is the health and safety of our employees, customers and the communities in which we operate. We are using all reasonable efforts to follow governmental instructions and safety guidelines with respect to the operations of our facilities. We implemented protocols across our business units designed to help ensure the health and safety of our employees, customers and communities including, but not limited to: restricting access to, and enhancing cleaning and disinfecting protocols at, our facilities; encouraging vaccination of our employees; use of personal protective equipment; adhering to social distancing guidelines; instituting remote work arrangements for many of our employees; and restricting travel. We are monitoring developments related to variant status, vaccination levels and governmental standards and have adjusted our practices where appropriate to comply with the latest guidance.

Recognizing the demand changes in the first quarter of 2020, we took action in all of our business units to reduce our cost structure. These actions included, but were not limited to, employee furloughs and reductions in force, decreases in hours and overtime, lowering compensation for salaried employees, a hiring freeze, elimination of temporary labor, route consolidation, deferral of projects, and temporary branch closures. In the second quarter of 2020, these cost actions contributed to a reduction of approximately 18% in quarterly selling, general and administrative expenses compared to our first quarter 2020 run rate. Since then, we have been able to sustain a portion of these cost benefits. As revenue has increased, some of the costs that were reduced as a result of COVID-19 remained at a lower level; the management team has implemented productivity initiatives to create lower cost structures going forward which has contributed to profitability reported in 2020 and 2021. Inflationary pressures around wages and freight experienced in 2021 drove expenses higher, which partially offset some of the prior cost savings initiatives.

We pursued certain financial assistance and relief programs that were available to us from governments in Europe and Canada, primarily in the form of grants to offset personnel expenses. During the year ended December 31, 2021, we qualified for $16 million of assistance. We received $52 million of government assistance in 2020, with the largest portion coming in the second quarter. We currently do not anticipate qualifying for significant additional assistance in 2022.

We also emphasized the preservation of capital in 2020 with a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax payment deferrals (the majority of which were paid during the third quarter of 2020), and suspension of our share buyback program (which was reinstated during the fourth quarter of 2020). This focus was successful as we improved our liquidity position at December 31, 2020 by approximately $1,000 million relative to March 31, 2020 while managing through the disruption caused by the pandemic. Beginning in late 2020 and continuing in 2021, we returned to our stated capital allocation strategy with an emphasis on internal investments in capital expenditures and inventory, tuck-in acquisitions and share repurchases while also issuing the Company's first dividend in the fourth quarter of 2021.

In each quarter of 2020, we prepared forecasts of future revenues, profits and cash flows to use in multiple analyses, including the interim goodwill impairment test, other impairment tests of long-lived assets, assessments of the recoverability of inventory, determination of customer and supplier rebate balances, calculation of the annual effective tax rate and evaluations of the realizability of deferred tax assets. Actual results showed an improving trend, with profitability in the second, third and fourth quarters all exceeding our prior forecast prepared in the first quarter of 2020. We continued to assess COVID-19 developments and the potential impacts on our business in 2021, and will continue to do so in 2022 and update the applicable analyses as necessary.

As the economic impact of the pandemic is dependent on variables that are difficult to project and in many cases are outside of our control, it is possible that the estimates underlying our analyses may change materially in future periods. This is particularly the case because it appears that the prevalence of the virus outbreak fluctuates depending on various factors, including the development of variants and the level of economic and social activity and vaccination status in a region.

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

•Segment EBITDA - Refer to Note 15, "Segment and Geographic Information,” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

•Free Cash Flow - We calculate free cash flow as net cash provided by operating activities, less purchases of property, plant and equipment. Free cash flow provides insight into our liquidity and provides useful information to management and investors concerning cash flow available to meet future debt service obligations and working capital requirements, to make strategic acquisitions, to repurchase stock, and to pay dividends.

These three key performance indicators are used as targets in determining incentive compensation at various levels of the organization, including senior management. By using these performance measures, we attempt to motivate a balanced approach to the business that rewards growth, profitability and cash flow generation in a manner that enhances our long-term prospects.

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of goods sold	59.3%	60.5%
Gross margin	40.7%	39.5%
Selling, general and administrative expenses	27.3%	28.1%
Restructuring and acquisition related expenses	0.2%	0.6%
Loss on disposal of businesses and impairment of net assets held for sale	0.0%	0.0%
Depreciation and amortization	2.0%	2.3%
Operating income	11.3%	8.5%
Total other expense, net	0.6%	0.9%
Income from continuing operations before provision for income taxes	10.7%	7.6%
Provision for income taxes	2.5%	2.1%
Equity in earnings of unconsolidated subsidiaries	0.2%	0.0%
Income from continuing operations	8.3%	5.5%
Net income (loss) from discontinued operations	0.0%	(0.0)%
Net income	8.3%	5.5%
Less: net income attributable to continuing noncontrolling interest	0.0%	0.0%
Less: net income attributable to discontinued noncontrolling interest	0.0%	0.0%
Net income attributable to LKQ stockholders	8.3%	5.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue. The following table summarizes the changes in revenue by category (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
	2021	2020	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$12,140,516	$10,963,713	7.9%	0.3%	2.5%	10.7%
Other revenue	947,988	665,117	42.3%	0.0%	0.2%	42.5%
Total revenue	$13,088,504	$11,628,830	9.8%	0.3%	2.4%	12.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The growth in parts and services revenue of 10.7% represented increases in segment revenue of 23.8% in Specialty, 10.3% in Europe, and 6.4% in North America. Organic parts and services revenue growth was 7.9%, which included a 0.4% negative effect from one fewer selling day for the year ended December 31, 2021, resulting in per day organic growth of 8.3% as the current year effect of the pandemic was less severe than the prior year. The increase in other revenue of 42.5% was primarily driven by a $281 million organic increase, largely attributable to our North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cost of Goods Sold. Cost of goods sold decreased to 59.3% of revenue for the year ended December 31, 2021 from 60.5% of revenue for the year ended December 31, 2020. The cost of goods sold decrease reflects impacts of 0.7%, 0.4% and 0.1% in our Europe, North America and Specialty segments, respectively. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses as a percentage of revenue decreased to 27.3% for the year ended December 31, 2021 from 28.1% for the year ended December 31, 2020. The SG&A expense decrease reflects impacts of 0.4% and 0.3% in our Europe and North America segments, respectively and 0.2% attributable to mix. The mix impact was a result of the increased revenues in our Specialty segment, as the lower SG&A expense percentage for the Specialty segment made up a larger percentage of the consolidated results, which had a favorable effect on SG&A expense as a percentage of revenue. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Restructuring and Acquisition Related Expenses. The following table summarizes restructuring and acquisition related expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2021		2020		Change
Restructuring expenses	$17,301	(1)	$58,204	(2)	$(40,903)
Acquisition related expenses	3,010	(3)	7,959	(4)	(4,949)
Total restructuring and acquisition related expenses	$20,311		$66,163		$(45,852)
(1)Restructuring expenses for the year ended December 31, 2021 primarily consisted of (i) $9 million related to our 2020 global restructuring program and (ii) $6 million related to our 1 LKQ Europe program.
(2)    Restructuring expenses for the year ended December 31, 2020 primarily consisted of (i) $42 million related to our 2020 global restructuring program, (ii) $9 million related to integration costs from acquisitions, and (iii) $7 million related to our 2019 global restructuring program.
(3)    Acquisition related expenses for the year ended December 31, 2021 primarily relate to professional fees related to completed and potential transactions.
(4)    Acquisition related expenses for the year ended December 31, 2020 primarily consisted of an $8 million adjustment for the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.

See Note 5, "Restructuring and Acquisition Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.

Loss on disposal of businesses and impairment of net assets held for sale. For the year ended December 31, 2021, we recorded immaterial impairment charges on net assets held for sale, compared to $3 million of net impairment charges on net assets held for sale for the year ended December 31, 2020 primarily attributable to our Europe segment. See "Net Assets Held for Sale" in Note 3, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the net loss on disposals and impairment charges.

Depreciation and Amortization. The following table summarizes depreciation and amortization for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	Change
Depreciation	$155,613	$153,027	$2,586	(1)
Amortization	104,379	119,265	(14,886)	(2)
Total depreciation and amortization	$259,992	$272,292	$(12,300)
(1)The increase in depreciation expense primarily reflected (i) $3 million from foreign currency translation primarily related to an increase in the euro and pound sterling exchange rates.
(2)The decrease in amortization expense primarily reflected (i) a decrease of $16 million related to the customer relationship intangible assets recorded upon our acquisition of Stahlgruber as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense for the year ended December 31, 2021 compared to the prior year period, partially offset by (ii) a $3 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate for the year ended December 31, 2021 compared to the prior year period.

Other Expense, Net. The following table summarizes the components of the change in other expense, net (in thousands):

	Other Expense, Net
Balance for the year ended December 31, 2020	$100,582
(Decrease) increase due to:
Interest expense	(31,706)	(1)
Loss (gain) on debt extinguishment	10,813	(2)
Interest income and other income, net	(4,447)	(3)
Net decrease	(25,340)
Balance for the year ended December 31, 2021	$75,242
(1)The lower interest expense is primarily related to (i) a $32 million decrease resulting from lower outstanding debt and lower interest rates for the year ended December 31, 2021 compared to the prior year period, partially offset by (ii) a $2 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate.
(2)The $11 million increase in loss on debt extinguishment is due to a $24 million charge recorded in April 2021 related to the redemption of the Euro Notes (2026) compared to a $13 million charge related to the redemption of the U.S. Notes (2023) in January 2020.
(3)The favorable variance in Interest income and other income, net primarily related to (i) $11 million of fair value adjustments in 2021 for appreciation in our equity investments not accounted for under the equity method, (ii) $6 million in pension settlement losses in the prior year related to our primary defined benefit plan in the U.S. (the "U.S. Plan"), (iii) several individually immaterial factors that had a favorable impact of $1 million in the aggregate, partially offset by (iv) an $8 million reduction in proceeds related to insurance settlements compared to the prior year and (v) a $5 million reduction due to a decrease in non-operating income from a North American contract.

Provision for Income Taxes. Our effective income tax rate for the year ended December 31, 2021 was 23.6%, compared to 28.2% for the comparable prior year period. The 2021 base rate decreased due to higher pretax income in our international operations in the current year. Additionally, the lower annual effective tax rate for 2021 included a 0.8% rate benefit primarily from the reversal of valuation allowances on certain interest deduction carryforwards in Europe because of improved profitability and lower interest expense. The prior year rate was increased by 1.7% due to valuation allowances on the tax benefit of net operating loss and interest deduction carryforwards in certain jurisdictions where realization was uncertain. See Note 14, "Income Taxes" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries for the year ended December 31, 2021 increased by $18 million related to improved year over year results reported by Mekonomen, which is our largest equity method investment, and our North America investments, which generated income in 2021 after posting losses in 2020. See "Investments in Unconsolidated Subsidiaries" in Note 3, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Foreign Currency Impact. We translate our statements of income at the average exchange rates in effect for the period. Relative to the rate used for the year ended December 31, 2020, pound sterling, Canadian dollar, Czech koruna and euro rates used to translate the 2021 statements of income increased by 7.1%, 6.9%, 6.7% and 3.6%, respectively. The positive translation effect of the change in foreign currencies against the U.S. dollar combined with the positive impact of realized and unrealized currency gains and losses for the year ended December 31, 2021 resulted in a $0.03 positive effect on diluted earnings per share relative to the prior year period.

Net Income Attributable to Continuing and Discontinued Noncontrolling Interest. Net income attributable to continuing noncontrolling interest for the year ended December 31, 2021 decreased $1 million compared to the year ended December 31, 2020. Net income attributable to discontinued noncontrolling interest was immaterial for the year ended December 31, 2020 and related to the Stahlgruber Czech Republic wholesale business. See Note 2, "Discontinued Operations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on this business.

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

We have presented the growth of our revenue and profitability in our operations on both an as reported and a constant currency basis. The constant currency presentation, which is a non-GAAP measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our growth and profitability, consistent with how we evaluate our performance, as this statistic removes the translation impact of exchange rate fluctuations, which are outside of our control and do not reflect our operational performance. Constant currency revenue and Segment EBITDA results are calculated by translating prior year revenue and Segment EBITDA in local currency using the current year's currency conversion rate. This non-GAAP financial measure has important limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under US GAAP. Our use of this term may vary from the use of similarly-titled measures by other issuers due to potential inconsistencies in the method of calculation and differences due to items subject to interpretation. In addition, not all companies that report revenue or profitability on a constant currency basis calculate such measures in the same manner as we do, and accordingly, our calculations are not necessarily comparable to similarly-named measures of other companies and may not be appropriate measures for performance relative to other companies.

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2021	% of Total Segment Revenue	2020	% of Total Segment Revenue
Third Party Revenue
North America	$5,162,639		$4,631,306
Europe	6,061,948		5,492,184
Specialty	1,863,917		1,505,340
Total third party revenue	$13,088,504		$11,628,830
Total Revenue
North America	$5,164,820		$4,632,339
Europe	6,061,948		5,492,184
Specialty	1,867,297		1,508,995
Eliminations	(5,561)		(4,688)
Total revenue	$13,088,504		$11,628,830
Segment EBITDA
North America	$944,465	18.3%	$778,504	16.8%
Europe	617,825	10.2%	427,582	7.8%
Specialty	223,149	12.0%	162,673	10.8%

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income attributable to LKQ stockholders excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense. See Note 15, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to net income.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

North America

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our North America segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
North America	2021	2020	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$4,243,203	$3,988,214	5.6%	(1)	0.4%	0.4%	6.4%
Other revenue	919,436	643,092	42.9%	(2)	0.0%	0.0%	43.0%
Total third party revenue	$5,162,639	$4,631,306	10.8%		0.3%	0.4%	11.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 5.6% (6.4% on a per day basis) for the year ended December 31, 2021 compared to the prior year period, primarily driven by pricing and growth from recycled and remanufactured major mechanical parts and aftermarket automotive glass products. While mobility statistics have improved relative to 2020, aftermarket collision parts revenue was roughly flat year-over-year due to the constraints on availability of parts caused by supply chain issues in 2021. Until these issues are resolved, we expect to see a negative effect on aftermarket fill rates across the sector that will impact revenue growth rates.
(2)The $276 million year over year organic increase in other revenue is primarily related to (i) a $134 million increase in revenue from scrap steel due to higher prices, (ii) an $81 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices, and (iii) a $61 million increase in revenue from other scrap and cores primarily related to higher prices.

Segment EBITDA. Segment EBITDA increased $166 million, or 21.3%, for the year ended December 31, 2021 despite the impact of two fewer selling days compared to the prior year period. This increase is attributable to higher precious metals and scrap steel prices, margin initiatives, rightsizing actions and the favorable effect from the revenue recovery compared to the prior year when the COVID-19 impact was more severe. These were partially offset by negative impacts due to aftermarket fill rates and inflationary increases in costs. Increases in precious metals prices contributed an estimated $60 million in Segment EBITDA improvement relative to the year ended December 31, 2020. Additionally, net sequential increases in scrap steel prices in our salvage and self service operations had a $42 million favorable impact on Segment EBITDA for the year ended December 31, 2021, compared to a $16 million favorable impact for the year ended December 31, 2020. This favorable impact for the year ended December 31, 2021 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle. We estimate that precious metals and scrap steel pricing had a favorable effect of 1.0% on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2020	16.8%
Increase (decrease) due to:
Change in gross margin	1.1%	(1)
Change in segment operating expenses	0.7%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.2)%	(3)
Segment EBITDA for the year ended December 31, 2021	18.3%
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
(2)    The decrease in segment operating expense as a percentage of revenue on a per day basis primarily reflects (i) a favorable impact of 0.4% from personnel expenses related to headcount reductions, operational efficiencies, and a positive leverage effect, mostly related to the increase in other revenue, partially offset by inflationary cost increases and increased incentive compensation expense and (ii) a positive leverage effect of 0.4% from facility expenses, which are largely fixed.
(3)    The unfavorable impact in other expense, net and net income attributable to continuing noncontrolling interest of 0.2% was primarily related to higher insurance proceeds received for the year ended December 31, 2020.

Europe

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Europe segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2021	2020	Organic		Acquisition and Divestiture(2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$6,033,396	$5,470,159	6.2%	(1)	(0.4)%	4.6%	10.3%
Other revenue	28,552	22,025	24.1%		—%	5.5%	29.6%
Total third party revenue	$6,061,948	$5,492,184	6.2%		(0.4)%	4.6%	10.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the year ended December 31, 2021 increased by 6.2% as the negative pandemic effect on volume in 2020 was more severe than in 2021. Not all regions were impacted by the pandemic at the same time and to the same degree as in 2020, and the easing of lockdown measures has varied across the continent in 2021. These conditions created a different growth profile for each of our European businesses. While most of our businesses reported year over year growth, Central and Eastern Europe, the U.K. and Benelux reported the largest incremental increases for the year ended December 31, 2021.
(2)Acquisition and divestiture related decline for the year ended December 31, 2021 was primarily as a result of the disposals of a non-core telecommunications operation in Germany in the second quarter of 2020 and five additional smaller disposals in 2021 and 2020.
(3)Compared to the prior year, exchange rates increased our revenue growth by $251 million, or 4.6%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna for the year ended December 31, 2021 relative to the prior year period.

Segment EBITDA. Segment EBITDA increased $190 million, or 44.5%, for the year ended December 31, 2021 compared to the prior year period. Our Europe Segment EBITDA included a positive year over year impact of $20 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced for the year ended December 31, 2020. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $170 million, or 39.8%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the year ended December 31, 2021.

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2020	7.8%
Increase (decrease) due to:
Change in gross margin	1.5%	(1)
Change in segment operating expenses	0.8%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	0.1%
Segment EBITDA for the year ended December 31, 2021	10.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin was primarily attributable to a favorable impact of 1.4% as a result of net price increases implemented in response to inflationary pressures that are impacting product and freight costs and other margin improvement initiatives related to procurement. Additionally, there was a 0.2% benefit from the disposal of non-core operations in 2020.

(2)    The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.4% from bad debt expense due to customers' improved solvency and an increase in reserve in the prior year related to the COVID-19 pandemic, (ii) 0.3% from freight, vehicle and fuel expenses due to higher internet and mail order sales in the prior year, which have higher freight costs, and (iii) several individually immaterial factors that had a favorable impact of 0.3% in the aggregate. These were partially offset by personnel costs that had an unfavorable impact of 0.2% compared to the prior year due to government grants received in the prior year to cover employee costs in countries such as the U.K. and Germany (a lesser amount was received in 2021) and increased incentive compensation that was partially offset by a favorable leverage effect and headcount reductions.

Specialty

Third Party Revenue. The following table summarizes the changes in third party revenue by category in our Specialty segment (in thousands):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2021	2020	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$1,863,917	$1,505,340	20.2%	3.0%	0.6%	23.8%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,863,917	$1,505,340	20.2%	3.0%	0.6%	23.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 20.2% (21.1% on a per day basis) for the year ended December 31, 2021 compared to the prior year despite two fewer selling days. The organic increase was primarily due to strong demand for our products across all channels of our business. We believe the revenue growth was driven by our competitive advantage with our delivery service teams that enabled us to keep up with the strong demand and have more available inventory than our competitors.
(2)Acquisition related growth for 2021 reflected revenue from our acquisitions of four Specialty businesses since the beginning of 2020 through the one-year anniversary of the acquisition dates.

Segment EBITDA. Segment EBITDA increased $60 million, or 37.2%, for the year ended December 31, 2021 compared to the prior year primarily due to increased revenue as noted above and expanded margin as discussed below.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2020	10.8%
Increase (decrease) due to:
Change in gross margin	0.9%	(1)
Change in segment operating expenses	0.2%	(2)
Segment EBITDA for the year ended December 31, 2021	12.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflects lower discounting to recover increased input costs and, to a lesser extent, favorable product and channel mix.
(2)    The decrease in segment operating expenses as a percentage of revenue reflects a favorable impact of (i) 0.3% in personnel costs, partially offset by (ii) an unfavorable impact of 0.2% due to increased incentive compensation.

Liquidity and Capital Resources

The following table summarizes liquidity data as of the dates indicated (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$274,134	$312,154	$523,020
Total debt (1)	2,823,831	2,896,676	4,072,026
Current maturities (2)	35,067	58,810	326,648
Capacity under credit facilities (3)	3,150,000	3,260,000	3,260,000
Availability under credit facilities (3)	1,194,100	2,546,081	1,922,671
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,468,234	2,858,235	2,445,691
(1)    Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $12 million, $26 million, and $30 million as of December 31, 2021, 2020, and 2019, respectively).
(2)    Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of immaterial amounts as of December 31, 2021, 2020, and 2019, respectively).
(3)    Capacity under credit facilities includes our revolving credit facilities and our receivables securitization facility (through July 30, 2021, at which time the facility was terminated). Availability under credit facilities is reduced by our outstanding letters of credit.

We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions, paying down outstanding debt, paying dividends, or repurchasing our common stock. As we have pursued acquisitions as part of our historical growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities, senior notes and a receivables securitization facility (terminated on July 30, 2021).

As of December 31, 2021, we had debt outstanding and additional available sources of financing as follows:

•Senior secured credit facilities maturing in January 2024, composed of $3,150 million in revolving credit ($1,887 million outstanding at December 31, 2021), bearing interest at variable rates, with availability reduced by $69 million of amounts outstanding under letters of credit

•Euro Notes (2024) totaling $569 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate

•Euro Notes (2028) totaling $284 million (€250 million) maturing in April 2028 and bearing interest at a 4.125% fixed rate

As of December 31, 2021, we had approximately $1,194 million available under our credit facilities. Combined with $274 million of cash and cash equivalents at December 31, 2021, we had approximately $1,468 million in available liquidity, a decrease of $1,390 million from our available liquidity as of December 31, 2020, as a result of the following activity. On April 1, 2021, we redeemed the €750 million Euro Notes (2026) with proceeds from borrowings on our revolving credit facility and cash on hand, resulting in a decrease in available liquidity compared to December 31, 2020. Additionally, in the second quarter of 2021, we used free cash flow generated in our domestic operations and borrowings on our revolving credit facility to repay all of our term loan ($319 million). Also, we terminated our $110 million receivables securitization facility effective July 30, 2021. With these transactions, we reduced our overall liquidity by utilizing available capacity under the revolving credit facility and reducing the overall facility size. We believe our future cash flow needs can be supported by a smaller credit facility, so we redeemed the Euro Notes (2026) and eliminated the term loan using funds from the revolving credit facility, which in turn will lower our interest expense and non-usage fees. Since December 31, 2019, we have lowered the debt balance by $1,248 million.

We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. To support our liquidity following the onset of the COVID-19 pandemic, we focused on preserving cash during the expected period of reduced demand. Our action plan to strengthen our liquidity position included a deferral of growth driven capital projects, reductions in inventory orders, more active monitoring of customer receivables and terms, income and value added tax deferrals, and suspension of our share buyback program, in addition to the cost saving measures discussed in the "COVID-19 Impact on Our Operations" section above. Given our success in strengthening our liquidity position as of September 30, 2020, we recommenced our share buyback program during the fourth quarter of 2020, and we returned to our stated capital allocation strategy. Our 2022 plan includes further spending to rebuild inventory levels, support growth driven capital projects, and complete strategic acquisitions.

Beginning in the fourth quarter of 2021, we expanded our capital allocation strategy to include the payment of dividends as an additional mechanism to return value to our stockholders. On October 26, 2021, the Board of Directors of LKQ declared a cash dividend to stockholders. The quarterly cash dividend of $0.25 per share of common stock was paid on December 2, 2021 to stockholders of record at the close of business on November 11, 2021, for an aggregate payout of $73 million, which is reflected as a financing cash outflow. On February 15, 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock, payable on March 24, 2022, to stockholders of record at the close of business on March 3, 2022. We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, compliance with covenants in our credit facilities and senior note indentures, and various other factors, many of which are outside of our control. Additionally, due to the rapidly evolving global situation, it is not possible to predict whether unanticipated consequences of the COVID-19 pandemic are reasonably likely to materially affect our liquidity and capital resources negatively in the future or alter our capital allocation strategy.

With $1,468 million of total liquidity as of December 31, 2021 and $35 million of current maturities, we have access to funds to meet our near term commitments even if the pandemic effect extends longer than our current expectations. We have a surplus of current assets over current liabilities, which further reduces the risk of short term cash shortfalls.

Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of December 31, 2021):

	Covenant Level	Ratio Achieved as of December 31, 2021
Maximum net leverage ratio	4.00:1.00	1.4
Minimum interest coverage ratio	3.00:1.00	28.2

The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable US GAAP or common usage terms.

Our credit agreement contains customary covenants that impose limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of December 31, 2021.
The indentures relating to our Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds on the credit facility. The indentures do not prohibit amendments to the financial covenants under the credit facility as needed.

In the long term, while we believe that we have adequate capacity under our existing credit facilities, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements, such as (i) our November 2018 amendment to our senior secured credit facility and (ii) the issuance of the €750 million senior notes due 2026 and €250 million senior notes due 2028 the "Euro Notes (2026/28)" in April 2018 related to the Stahlgruber acquisition. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Beginning in 2019, a number of our European suppliers began participating in a supply chain financing initiative in select countries under which they may sell their accounts receivable to the participating financial institutions, allowing us to extend payment terms which in turn improves our operating cash flows. The initiative allows our suppliers to monetize their receivables prior to their payment date, subject to payment of a discount. We expect more suppliers will begin participating in our European supply chain financing initiative in 2022. Financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. The initiative is at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions did not continue to purchase receivables from our suppliers under the initiative, the participating vendors may need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the initiative to the participating financial institutions are recorded within Accounts payable in our Consolidated Balance Sheets.

Borrowings under the credit agreement accrue interest at variable rates which are tied to various indices, depending on the currency and the duration of the borrowing, plus an applicable margin rate that is subject to change quarterly based on our reported leverage ratio. As detailed in Note 9, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, certain of the available interest rates were modified in November in connection with the phase out of LIBOR. Borrowings in U.S. dollars will continue to accrue interest at LIBOR until a replacement rate is specified, which is expected to occur prior to June 2023. We do not expect the change in benchmark rates will have a material impact on our results of operations, financial position or liquidity.

We have held interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, from time to time, we hold currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 10, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. As of December 31, 2021, we did not have any of these types of contracts outstanding, and the weighted average interest rate on borrowings outstanding under our credit agreement was 1.1% at December 31, 2021. Including our senior notes, our overall weighted average interest rate on borrowings was 2.0% at December 31, 2021.

Cash interest payments were $76 million for the year ended December 31, 2021, including interest payments on our Euro Notes (2024) and Euro Notes (2028) as well as the interest owed when we settled the Euro Notes (2026). Interest payments on our Euro Notes (2024) and Euro Notes (2028) are made in April and October.

We had outstanding credit agreement borrowings of $1,887 million and $967 million at December 31, 2021 and 2020, respectively. Of these amounts, there were no current maturities as of December 31, 2021 and current maturities of $18 million at December 31, 2020.

As of December 31, 2021, the Company had cash and cash equivalents of $274 million, of which $211 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries, and that position has not changed following the enactment of the Tax Act and the related imposition of the transition tax on deemed repatriation of historical earnings of foreign subsidiaries as of December 31, 2017. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Act, or due to the previous taxation of foreign earnings under the transition tax and the GILTI regime.

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019	'21-'20 Change
North America	$1,107,200	$1,033,500	$1,372,600	$73,700	(1)
Europe	3,829,000	3,503,300	3,966,000	325,700	(2)
Specialty	1,451,300	1,056,200	1,107,200	395,100	(3)
Total	$6,387,500	$5,593,000	$6,445,800	$794,500
(1)Inventory purchases across the North America segment have increased for the year ended December 31, 2021 compared to the prior year period due to the low base as we scaled back buying in recognition of demand changes in 2020. We are rebuilding our inventory levels after decreases in 2020 due to the COVID-19 pandemic, however, they did not reach our desired levels for the year ended December 31, 2021 due to ocean freight driven delays in shipping.
(2)The increase in inventory purchases in our Europe segment included an increase of $142 million attributable to the increase in the value of the euro, and to a lesser extent, the pound sterling for the year ended December 31, 2021 compared to the prior year period. On a constant currency basis, inventory purchases increased compared to 2020, primarily due to the low base as we scaled back buying in recognition of demand changes in 2020. However, we did not reach our desired levels for the year ended December 31, 2021 due to ocean freight driven delays in shipping.
(3)The increase in inventory purchases in the Specialty segment was primarily due to required restocking to keep up with the high demand for our products.

As shown in the table above, while inventory procurement increased for the year ended December 31, 2021 compared to December 31, 2020, procurement is still below pre-pandemic levels for the North America and Europe segments.

The following table sets forth a summary of our global wholesale salvage and self service procurement of vehicles for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019	21-20% Change
North America wholesale salvage cars and trucks	239	230	309	3.9%
Europe wholesale salvage cars and trucks	26	24	25	8.3%
Self service and "crush only" cars	542	574	591	(5.6)%

Salvage purchases in 2021 increased relative to the prior year due to reduced buying in the prior year to reflect lower demand during the COVID-19 pandemic. Self service vehicle purchases in 2021 declined due to (i) increased competition in the market due to high costs of precious metals and scrap steel and (ii) the elimination of underperforming locations in accordance with the 2020 Global Restructuring Program.

We expect to increase inventory purchases in 2022 to support the service and fill rate requirements of our businesses based on the revenue trend and expectations for full year 2022, including normal seasonality as supply chain challenges in 2021 deferred a portion of the inventory build to 2022 (although if supply chain challenges continue, our ability to increase inventory purchases to the desired level could be affected).

The following table summarizes the components of the year-over-year decrease in cash provided by operating activities (in thousands):

	Operating Cash
Net cash provided by operating activities for the year ended December 31, 2020	$1,443,870
Increase (decrease) due to:
Operating income	488,795	(1)
Cash paid for taxes	(174,656)	(2)
Cash paid for interest	31,234	(3)
Working capital accounts: (4)
Receivables, net	(109,822)
Inventories	(667,586)
Accounts payable	347,217
Other operating activities	7,995	(5)
Net cash provided by operating activities for the year ended December 31, 2021	$1,367,047
(1)    Refer to the Results of Operations – Consolidated section for further information on the increase in operating income.
(2)    Cash payments related to income taxes increased due to an increase in pretax income and the timing of estimated tax payments.
(3)    Decrease in cash payments for interest is due to lower outstanding borrowings and the payoff of the Euro Notes (2026) in April 2021 with proceeds from lower interest rate debt.
(4)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Receivables, net was a $110 million greater outflow in 2021 primarily due to an increase in revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020, which translated to larger net outflows in the North America segment (of $25 million) and in the Europe segment (of $95 million). We had a smaller cash outflow in the Specialty segment (of $10 million).
•Inventories represented $668 million in incremental cash outflows for the year ended December 31, 2021 compared to the same period of 2020. The change is primarily attributable to increased inventory purchases in the current year as a result of recovering demand from prior year pandemic lows and strategic inventory purchases to curb the impacts of supply chain constraints.
•Accounts payable produced $347 million in higher cash inflows primarily due to higher accounts payable balances in the North America segment (of $196 million) and in the Specialty segment (of $20 million) due to timing of payments, and in the Europe segment (of $131 million) compared to the prior year period, as a result of timing of payments and benefits from extended payment terms, including through our supply chain financing initiatives.
(5)    Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.

Net cash used in investing activities totaled $419 million and $166 million for the years ended December 31, 2021 and 2020, respectively. Property, plant and equipment purchases were $293 million in 2021 compared to $173 million in the prior year. The increase in capital spending in 2021 is partially attributable to the low base as we scaled back asset purchases during the initial stages of the pandemic. Additionally, we increased real estate purchases in 2021 to support our long-term strategic objectives in the salvage business. We invested $124 million of cash, net of cash acquired, in business acquisitions during the year ended December 31, 2021 compared to $7 million during the year ended December 31, 2020.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$1,367,047	$1,443,870
Less: purchases of property, plant and equipment	293,466	172,695
Free cash flow	$1,073,581	$1,271,175

Net cash used in financing activities totaled $985 million and $1,513 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, net borrowings totaled $85 million compared to net repayments of our borrowings of $1,365 million during the year ended December 31, 2020. Repayments in 2021 and 2020 include the redemption of the €750 million Euro Notes (2026) and the $600 million U.S. Notes, respectively. We repurchased $877 million of our common stock in the year ended December 31, 2021 compared to $117 million in the year ended December 31, 2020. In 2021, we settled our cross currency swap and other foreign exchange forward contracts with the counterparties for $89 million due primarily to strengthening in the Euro exchange rate relative to the contract rates. We also paid $73 million in dividends to our stockholders during the year ended December 31, 2021 (no dividends were paid in 2020).

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

We have various contractual obligations and commitments arising in the normal course of business. The following represent our anticipated material cash requirements from known contractual and other obligations as of December 31, 2021.

•Long-term debt of $2,824 million and related interest totaling $176 million, of which $35 million and $59 million, respectively is expected to be paid within twelve months. See Note 9, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to debt amounts outstanding at December 31, 2021.

•Operating lease payments of $1,861 million, of which $293 million is expected to be paid within twelve months. See Note 12, "Leases" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to lease amounts outstanding at December 31, 2021.

•Purchase obligations of $915 million for open purchase orders for aftermarket inventory all expected to be paid within twelve months.

•Net pension obligations of $131 million, of which $5 million is expected to be paid within twelve months. Benefit payments for our funded plans will be made from plan assets, whereas benefit payments for our unfunded plans are made from cash flows from operating activities. See Note 13, "Employee Benefit Plans" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to net pension obligations at December 31, 2021.

•Self-insurance reserves of $117 million, of which $61 million is expected to be paid within twelve months. See Note 3, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information relates to self-insurance reserves at December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates; and
•commodity prices.

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 49.4% and 50.5% of our revenue during the years ended December 31, 2021 and 2020, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.9% change in our consolidated revenue and a 3.4% change in our operating income for the year ended December 31, 2021. See our Results of Operations discussion in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2021 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.

To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated financing transactions, we may hedge the exposure through the use of foreign currency forward contracts. As of December 31, 2021, we did not hold foreign currency forward contracts related to non-functional currency denominated debt.

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of December 31, 2021, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €940 million and Swedish Krona ("SEK") 145 million under our revolving credit facilities. As of December 31, 2020, we had outstanding borrowings of €500 million under our Euro Notes (2024), and €1.0 billion under our Euro Notes (2026/28); we had no foreign borrowings under our revolving credit facilities.

Interest Rates

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to the prime rate, LIBOR, Canadian Dollar Offered Rate, Euro interbank Offered Rate, SONIA, or Swiss Average Rate Overnight. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts convert a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. We designate our interest rate swap contracts as cash flow hedges, and net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense.

We had none of our variable rate debt under our credit facilities at fixed rates at December 31, 2021 compared to 87% at December 31, 2020. See Note 9, "Long-Term Obligations" and Note 10, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

At December 31, 2021, we had approximately $1,887 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $19 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals such as platinum, palladium and rhodium). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for 2021 increased 83% compared to the average for 2020. The average prices of rhodium, platinum, and palladium increased by 77%, 22% and 7%, respectively, for the year ended December 31, 2021 over the averages for the year ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill Impairment Assessment – Refer to Note 3 to the financial statements.
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a discounted cash flow model and the market approach, which require management to make significant estimates and assumptions. The goodwill balance subject to the impairment assessments was $4.5 billion as of December 31, 2021, and is allocated to four reporting units.
Auditing the estimates and assumptions that impacted the valuation of certain reporting units involved especially subjective judgment; specifically, the forecasts of future revenue and profit margins (“forecasts”), the selection of discount rates, and the determination of market multiples.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts, the selection of discount rates, and determination of market multiples included the following, among others:
◦We tested the effectiveness of controls over the goodwill impairment assessments, including those over the forecasts and the selection of the discount rates and market multiples.
◦We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
◦We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) analyst and industry reports of the Company and companies in its peer group, and (4) forecasts used in the preceding impairment assessments.
◦With the assistance of our fair value specialists, we evaluated the discount rates, including (1) testing the underlying source information and the mathematical accuracy of the calculations, (2) developing a range of independent estimates and comparing those to the discount rates used by management, and (3) comparing the discount rates used by management to those used in the preceding impairment assessments.
◦With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline public companies and the multiples used in the preceding impairment assessments.
/s/    DELOITTE & TOUCHE LLP
Chicago, Illinois
February 25, 2022

We have served as the Company's auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of LKQ Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 25, 2022

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$13,088,504	$11,628,830	$12,506,109
Cost of goods sold	7,766,069	7,035,559	7,654,315
Gross margin	5,322,435	4,593,271	4,851,794
Selling, general and administrative expenses	3,567,732	3,266,065	3,580,300
Restructuring and acquisition related expenses	20,311	66,163	36,979
Loss on disposal of businesses and impairment of net assets held for sale	28	3,174	47,102
Depreciation and amortization	259,992	272,292	290,770
Operating income	1,474,372	985,577	896,643
Other expense (income):
Interest expense	72,078	103,784	138,504
Loss (gain) on debt extinguishment	23,564	12,751	(128)
Interest income and other income, net	(20,400)	(15,953)	(32,755)
Total other expense, net	75,242	100,582	105,621
Income from continuing operations before provision for income taxes	1,399,130	884,995	791,022
Provision for income taxes	330,591	249,498	215,330
Equity in earnings (losses) of unconsolidated subsidiaries	22,937	5,012	(32,277)
Income from continuing operations	1,091,476	640,509	543,415
Net income (loss) from discontinued operations	648	(95)	1,619
Net income	1,092,124	640,414	545,034
Less: net income attributable to continuing noncontrolling interest	1,251	1,888	2,800
Less: net income attributable to discontinued noncontrolling interest	—	103	974
Net income attributable to LKQ stockholders	$1,090,873	$638,423	$541,260

Basic earnings per share: (1)
Income from continuing operations	$3.68	$2.10	$1.75
Net income (loss) from discontinued operations	0.00	(0.00)	0.01
Net income	3.68	2.10	1.76
Less: net income attributable to continuing noncontrolling interest	0.00	0.01	0.01
Less: net income attributable to discontinued noncontrolling interest	—	0.00	0.00
Net income attributable to LKQ stockholders	$3.68	$2.10	$1.75

Diluted earnings per share: (1)
Income from continuing operations	$3.67	$2.10	$1.75
Net income (loss) from discontinued operations	0.00	(0.00)	0.01
Net income	3.67	2.10	1.75
Less: net income attributable to continuing noncontrolling interest	0.00	0.01	0.01
Less: net income attributable to discontinued noncontrolling interest	—	0.00	0.00
Net income attributable to LKQ stockholders	$3.66	$2.09	$1.74

(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,092,124	$640,414	$545,034
Less: net income attributable to continuing noncontrolling interest	1,251	1,888	2,800
Less: net income attributable to discontinued noncontrolling interest	—	103	974
Net income attributable to LKQ stockholders	1,090,873	638,423	541,260

Other comprehensive income (loss):
Foreign currency translation, net of tax	(63,465)	113,767	6,704
Net change in unrealized gains/losses on cash flow hedges, net of tax	962	(6,326)	(9,016)
Net change in unrealized gains/losses on pension plans, net of tax	8,811	(1,033)	(23,859)
Other comprehensive (loss) income from unconsolidated subsidiaries	(429)	(4,532)	236
Other comprehensive (loss) income	(54,121)	101,876	(25,935)

Comprehensive income	1,038,003	742,290	519,099
Less: comprehensive income attributable to continuing noncontrolling interest	1,251	1,888	2,800
Less: comprehensive income attributable to discontinued noncontrolling interest	—	103	974
Comprehensive income attributable to LKQ stockholders	$1,036,752	$740,299	$515,325
The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$274,134	$312,154
Receivables, net	1,072,772	1,073,389
Inventories	2,610,515	2,414,612
Prepaid expenses and other current assets	296,947	233,877
Total current assets	4,254,368	4,034,032
Property, plant and equipment, net	1,298,740	1,248,703
Operating lease assets, net	1,361,324	1,353,124
Goodwill	4,539,896	4,591,569
Other intangibles, net	746,149	814,219
Equity method investments	180,705	155,224
Other noncurrent assets	224,972	163,662
Total assets	$12,606,154	$12,360,533
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,176,015	$932,406
Accrued expenses:
Accrued payroll-related liabilities	260,827	208,718
Refund liability	106,800	102,148
Other accrued expenses	271,406	334,890
Other current liabilities	112,538	130,021
Current portion of operating lease liabilities	203,108	221,811
Current portion of long-term obligations	34,752	58,497
Total current liabilities	2,165,446	1,988,491
Long-term operating lease liabilities, excluding current portion	1,209,218	1,197,963
Long-term obligations, excluding current portion	2,777,160	2,812,641
Deferred income taxes	279,296	291,421
Other noncurrent liabilities	364,373	374,640
Commitments and contingencies
Redeemable noncontrolling interest	24,077	24,077
Stockholders' equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 321,578 shares issued and 287,015 shares outstanding at December 31, 2021; 320,868 shares issued and 303,553 shares outstanding at December 31, 2020	3,215	3,208
Additional paid-in capital	1,474,093	1,444,584
Retained earnings	5,793,515	4,776,040
Accumulated other comprehensive loss	(153,130)	(99,009)
Treasury stock, at cost; 34,563 shares at December 31, 2021 and 17,315 shares at December 31, 2020	(1,345,949)	(469,105)
Total Company stockholders' equity	5,771,744	5,655,718
Noncontrolling interest	14,840	15,582
Total stockholders' equity	5,786,584	5,671,300
Total liabilities and stockholders' equity	$12,606,154	$12,360,533

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,092,124	$640,414	$545,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284,003	299,497	314,406
Impairment of equity method investments	—	—	41,057
Loss on disposal of businesses and impairment of net assets held for sale	28	3,174	47,102
Stock-based compensation expense	33,736	29,078	27,695
Loss (gain) on debt extinguishment	23,564	12,751	(128)
Deferred income taxes	(27,079)	(33,827)	7,109
Other	(36,610)	(3,934)	(16,183)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(16,234)	93,588	26,419
Inventories	(234,514)	433,072	15,460
Prepaid income taxes/income taxes payable	(65,051)	34,945	25,776
Accounts payable	283,185	(64,032)	3,712
Other operating assets and liabilities	29,895	(856)	26,574
Net cash provided by operating activities	1,367,047	1,443,870	1,064,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(293,466)	(172,695)	(265,730)
Proceeds from disposals of property, plant and equipment	19,565	16,750	16,045
Acquisitions, net of cash acquired	(123,898)	(7,363)	(27,296)
Other investing activities, net	(20,959)	(2,579)	12,128
Net cash used in investing activities	(418,758)	(165,887)	(264,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	(16,014)	(9,498)	—
Repayment of Euro Notes (2026)	(883,275)	—	—
Repayment of U.S. Notes (2023)	—	(600,000)	—
Borrowings under revolving credit facilities	5,034,867	841,485	605,708
Repayments under revolving credit facilities	(3,716,955)	(1,472,920)	(734,471)
Repayments under term loans	(323,750)	(17,500)	(8,750)
Borrowings under receivables securitization facility	—	111,300	36,600
Repayments under receivables securitization facility	—	(111,300)	(146,600)
Repayments of other debt, net	(25,587)	(115,609)	(53,045)
Settlement of derivative instruments, net	(88,743)	—	—
Dividends paid to LKQ stockholders	(72,873)	—	—
Purchase of treasury stock	(876,844)	(117,292)	(291,813)
Other financing activities, net	(15,961)	(21,217)	(8,298)
Net cash used in financing activities	(985,135)	(1,512,551)	(600,669)

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,174)	11,865	(904)
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,020)	(222,703)	197,607
Cash, cash equivalents and restricted cash of continuing operations, beginning of period	312,154	528,387	337,250
Add: Cash, cash equivalents and restricted cash of discontinued operations, beginning of period	—	6,470	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period	312,154	534,857	337,250
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	274,134	312,154	534,857
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	6,470
Cash, cash equivalents and restricted cash, end of period	$274,134	$312,154	$528,387

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$274,134	$312,154	$523,020
Restricted cash	—	—	5,367
Cash, cash equivalents and restricted cash, end of period	$274,134	$312,154	$528,387

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$422,739	$248,083	$181,306
Interest	75,632	106,866	143,121
Supplemental disclosure of noncash investing and financing activities:
Noncash property, plant and equipment and software intangible additions in accounts payable and other accrued expenses	14,173	18,841	10,154
Notes payable and other financing obligations, including notes issued, debt assumed and settlement of pre-existing balances in connection with business acquisitions and disposals	6,892	4,316	47,887
Notes receivable and contingent consideration receivable acquired in connection with disposal of businesses	—	8,990	—
Trade and note receivables forgiven and assets held for sale sold with purchase of noncontrolling interest	—	6,079	—
Notes issued in connection with purchase of noncontrolling interest	—	—	14,196
Contingent consideration liabilities	14,758	3,045	6,627

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	318,418	$3,184	(2,272)	$(60,000)	$1,415,188	$3,598,876	$(174,950)	$56,454	$4,838,752
Net income	—	—	—	—	—	541,260	—	3,774	545,034
Other comprehensive loss	—	—	—	—	—	—	(25,935)	—	(25,935)
Purchase of treasury stock	—	—	(10,924)	(291,813)	—	—	—	—	(291,813)
Vesting of restricted stock units, net of shares withheld for employee tax	719	7	—	—	(2,091)	—	—	—	(2,084)
Stock-based compensation expense	—	—	—	—	27,695	—	—	—	27,695
Exercise of stock options	927	9	—	—	9,046	—	—	—	9,055
Tax withholdings related to net share settlements of stock-based compensation awards	(137)	(1)	—	—	(4,494)	—	—	—	(4,495)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(8,474)	(8,474)
Acquired noncontrolling interest (see Note 2)	—	—	—	—	—	—	—	10,365	10,365
Purchase and modification of noncontrolling interests (see Note 3)	—	—	—	—	(27,105)	—	—	(22,415)	(49,520)
Balance as of December 31, 2019	319,927	$3,199	(13,196)	$(351,813)	$1,418,239	$4,140,136	$(200,885)	$39,704	$5,048,580
Net income	—	—	—	—	—	638,423	—	1,991	640,414
Other comprehensive income	—	—	—	—	—	—	101,876	—	101,876
Purchase of treasury stock	—	—	(4,119)	(117,292)	—	—	—	—	(117,292)
Vesting of restricted stock units, net of shares withheld for employee tax	829	8	—	—	(3,063)	—	—	—	(3,055)
Stock-based compensation expense	—	—	—	—	29,078	—	—	—	29,078
Exercise of stock options	112	1	—	—	1,466	—	—	—	1,467
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(3,757)	(3,757)
Adoption of ASU 2016-13 (see Note 3)	—	—	—	—	—	(2,519)	—	—	(2,519)
Disposition of subsidiary with noncontrolling interests (see Note 2)	—	—	—	—	—	—	—	(11,404)	(11,404)
Purchase of noncontrolling interests (see Note 3)	—	—	—	—	(1,136)	—	—	(10,952)	(12,088)
Balance as of December 31, 2020	320,868	$3,208	(17,315)	$(469,105)	$1,444,584	$4,776,040	$(99,009)	$15,582	$5,671,300
Net income	—	—	—	—	—	1,090,873	—	1,251	1,092,124
Other comprehensive loss	—	—	—	—	—	—	(54,121)	—	(54,121)
Purchase of treasury stock	—	—	(17,248)	(876,844)	—	—	—	—	(876,844)
Vesting of restricted stock units, net of shares withheld for employee tax	710	7	—	—	(4,227)	—	—	—	(4,220)
Stock-based compensation expense	—	—	—	—	33,736	—	—	—	33,736
Dividends declared to LKQ stockholders ($0.25 per share)	—	—	—	—	—	(73,398)	—	—	(73,398)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(1,576)	(1,576)
Disposition of subsidiary with noncontrolling interests	—	—	—	—	—	—	—	(222)	(222)
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	—	(195)	(195)
Balance as of December 31, 2021	321,578	$3,215	(34,563)	$(1,345,949)	$1,474,093	$5,793,515	$(153,130)	$14,840	$5,786,584

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.Business

Description of Business

LKQ Corporation, a Delaware corporation, is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," "the Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.

We are a global distributor of vehicle products, including replacement parts, components, and systems used in the repair and maintenance of vehicles, and specialty vehicle aftermarket products and accessories designed to improve the performance, functionality and appearance of vehicles. We operate in the United States, Canada, Germany, the United Kingdom, the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries.

We are organized into four operating segments: Wholesale - North America, Europe, Specialty, and Self Service. We aggregate our Wholesale - North America and Self Service operating segments into one reportable segment, North America, resulting in three reportable segments: North America, Europe and Specialty.

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with US GAAP and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

Note 2. Discontinued Operations

Czech Republic

On May 30, 2018, we acquired Stahlgruber, a leading European wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia, with further sales to Switzerland. Prior to closing, on May 3, 2018, the European Commission cleared the acquisition of Stahlgruber for the entire European Union, except with respect to the wholesale automotive parts business in the Czech Republic. The acquisition of Stahlgruber’s Czech Republic wholesale business was referred to the Czech Republic competition authority for review. On May 10, 2019, the Czech Republic competition authority approved our acquisition of Stahlgruber’s Czech Republic wholesale business subject to the requirement that it divest certain of the acquired locations. We acquired Stahlgruber’s Czech Republic wholesale business on May 29, 2019 and decided to divest all of the acquired locations. We immediately classified the business as discontinued operations because the business was never integrated into our Europe segment.

We completed the sale of Stahlgruber's Czech Republic business on February 28, 2020, resulting in an immaterial loss on sale (presented in Net income (loss) from discontinued operations in the Consolidated Statements of Income). As part of the transaction, we purchased the 48.2% noncontrolling interest from the minority shareholder for a purchase price of €8 million, which included the issuance of €4 million of notes payable, and then immediately thereafter sold 100% of the business for a purchase price of €14 million, which included €7 million of notes receivable. This transaction resulted in a disposition of noncontrolling interest of $11 million. From January 1, 2020 through the date of sale, we recorded an immaterial amount of net income (excluding the loss on sale) from discontinued operations related to the business, of which an immaterial amount was attributable to the noncontrolling interest.

Glass Manufacturing Business

On March 1, 2017, LKQ completed the sale of the glass manufacturing business PGW to a subsidiary of Vitro S.A.B. de C.V. ("Vitro"). In connection with the sale, LKQ and Vitro entered into a twelve month Transition Services Agreement commencing on the transaction date with two six-month renewal periods, a three-year Purchase and Supply Agreement, and an Intellectual Property Agreement. The Purchase and Supply Agreement expired in the first quarter of 2020, while the Intellectual Property Agreement has a perpetual term; as of December 31, 2019, the Transition Services Agreement had expired. Pursuant to the Purchase and Supply Agreement, our aftermarket automotive glass distribution business agreed to source various products from Vitro's glass manufacturing business annually for a three-year period beginning on March 1, 2017. All purchases from Vitro, including those outside of the Purchase and Supply Agreement, for the two months ended February 29, 2020 and the year ended December 31, 2019, were $4 million and $30 million, respectively.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021, 2020 and 2019, our net results from discontinued operations were insignificant. The net results included the settlement of certain tax matters with Vitro, reserves related to a pre-disposition matter and reassessment of a previously recorded valuation allowance on a deferred tax asset balance.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of LKQ Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances including management’s current assumptions with respect to implications of the COVID-19 pandemic, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from those estimates.

Revenue Recognition

See Note 4, "Revenue Recognition" for our accounting policies related to revenue.

Cost of Goods Sold

Cost of goods sold includes: the price we pay for inventory, net of vendor discounts, rebates or other incentives; inbound freight and other transportation costs to bring inventory into our facilities; and overhead costs related to purchasing, warehousing and transporting our products from our distribution warehouses to our selling locations. For our salvage, remanufactured, and refurbished products, cost of goods sold also includes direct and indirect labor, equipment costs, depreciation, and other overhead to transform inventory into finished products suitable for sale. Cost of goods sold also includes expenses for service-type warranties and for assurance-type warranty programs. See Note 4, "Revenue Recognition" for additional information related to our warranty programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include: personnel costs for employees in selling, general and administrative functions; costs to operate branch locations, corporate offices and back office support centers; costs to transport products from facilities to our customers; and other selling, general and administrative expenses, such as professional fees, supplies, and advertising expenses. The costs included in Selling, general and administrative expenses do not relate to inventory processing or conversion activities, and, as such, are classified below the gross margin line in the Consolidated Statements of Income.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand, operating accounts, and deposits readily convertible to known amounts of cash. Restricted cash includes cash for which our ability to withdraw funds at any time is contractually limited. As of December 31, 2021 and 2020 we had no restricted cash balance in Other noncurrent assets on the Consolidated Balance Sheets.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses

Receivables, net are reported net of an allowance for credit losses. During the first quarter of 2020, we adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). Prior to the adoption of ASU 2016-13, Receivables, net were reported net of an allowance for doubtful accounts. Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected lifetime credit losses was $53 million and $70 million at December 31, 2021 and 2020, respectively. The provision for credit losses was a benefit of $5 million, and expense of $25 million and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively. The benefit in the provision for credit losses for the year ended December 31, 2021 is attributable primarily to the recovery of the global economy from the effects of the COVID-19 pandemic.

A roll-forward of our allowance for credit losses is as follows (in thousands):

Allowance for Credit Losses
Balance as of January 1, 2020	$52,685
Adjustment for adoption of new standard	2,519
Provision for credit losses	24,686
Write-offs	(14,024)
Impact of foreign currency	4,065
Balance as of December 31, 2020	69,931
Provision for credit losses	(4,798)
Write-offs	(8,376)
Impact of foreign currency	(3,267)
Balance as of December 31, 2021	$53,490

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by (i) placing cash and cash equivalents with several major financial institutions; (ii) holding high-quality financial instruments; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures. In addition, our overall credit risk with respect to accounts receivable is limited to some extent because our customer base is composed of a large number of geographically diverse customers.

Inventories

Our inventory is classified into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

An aftermarket product is a new vehicle product manufactured by a company other than the original equipment manufacturer. For the aftermarket products, excluding aftermarket automotive glass products, cost is established based on the average price paid for parts; for the aftermarket automotive glass products, cost is established using the first-in first-out method. Inventory cost for aftermarket products includes expenses incurred for freight in and overhead costs; for items purchased from foreign companies, import fees and duties and transportation insurance are also included. Refurbished products are parts that require cosmetic repairs, such as wheels, bumper covers and lights; LKQ will apply new parts, products or materials to these parts in order to produce the finished product. Refurbished inventory cost is based upon the average price we pay for cores, which are recycled automotive parts that are not suitable for sale as a replacement part without further processing. The cost of refurbished inventory also includes expenses incurred for freight in, labor and other overhead costs.

A salvage product is a recycled vehicle part suitable for sale as a replacement part. Cost is established based upon the price we pay for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling the vehicle. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices, the assessment of which incorporates the sales probability based on a part's number of days in stock and historical demand. The average cost to sales percentage is derived from each facility's

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
historical profitability for salvage vehicles. Remanufactured products are used parts that have been inspected, rebuilt, or reconditioned to restore functionality and performance, such as remanufactured engines and transmissions. Remanufactured inventory cost is based upon the price paid for cores and expenses incurred for freight in, direct manufacturing costs and other overhead costs.

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

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Aftermarket and refurbished products	$2,167,732	$2,025,002
Salvage and remanufactured products	405,776	368,815
Manufactured products	37,007	20,795
Total inventories	$2,610,515	$2,414,612

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of December 31, 2021, manufactured products inventory was composed of $27 million of raw materials, $4 million of work in process, and $5 million of finished goods. As of December 31, 2020, manufactured products inventory was composed of $16 million of raw materials, $3 million of work in process, and $2 million of finished goods.

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

The estimated useful lives are as follows:

Useful Life
Land improvements	10 - 20 years
Buildings and improvements	20 - 40 years
Machinery and equipment	3 - 20 years
Computer equipment and software	3 - 10 years
Vehicles and trailers	3 - 10 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	1 - 20 years

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, plant and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Land and improvements	$204,311	$200,955
Buildings and improvements	415,473	415,810
Machinery and equipment	738,962	707,674
Computer equipment and software	114,573	121,859
Vehicles and trailers	144,924	149,922
Furniture and fixtures	57,755	57,082
Leasehold improvements	349,980	314,567
Finance lease assets	101,026	99,061
	2,127,004	2,066,930
Less—Accumulated depreciation	(987,481)	(895,149)
Construction in progress	159,217	76,922
Total property, plant and equipment, net	$1,298,740	$1,248,703

Depreciation expense associated with refurbishing, remanufacturing, manufacturing and furnace operations as well as distribution centers are recorded in Cost of goods sold in the Consolidated Statements of Income. Depreciation expense resulting from restructuring programs is recorded in Restructuring and acquisition related expenses. All other depreciation expense is reported in Depreciation and amortization. Total depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $180 million, $180 million, and $174 million, respectively.

Intangible Assets

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.

Goodwill is tested for impairment at least annually. We performed annual impairment tests during the fourth quarters of 2021, 2020 and 2019. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach.

Based on the annual goodwill impairment test performed in the fourth quarter of 2021, we determined no impairment existed as all of the reporting units had a fair value estimate which exceeded the carrying value by at least 70%.

The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

	North America	Europe	Specialty	Total
Balance as of January 1, 2020	$1,718,044	$2,280,901	$407,590	$4,406,535
Business acquisitions and adjustments to previously recorded goodwill	(123)	419	5,291	5,587
Exchange rate effects	2,346	176,915	186	179,447
Balance as of December 31, 2020	$1,720,267	$2,458,235	$413,067	$4,591,569
Business acquisitions and adjustments to previously recorded goodwill	23,410	17,969	43,313	84,692
Reclassified to net assets held for sale	—	(269)	—	(269)
Disposal of business	—	(479)	—	(479)
Exchange rate effects	893	(136,353)	(157)	(135,617)
Balance as of December 31, 2021	$1,744,570	$2,339,103	$456,223	$4,539,896
Accumulated impairment losses as of December 31, 2021	$(33,244)	$—	$—	$(33,244)

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of other intangibles, net are as follows (in thousands):

	December 31, 2021	December 31, 2020
Intangible assets subject to amortization	$664,849	$732,919
Indefinite-lived intangible assets
Trademarks	81,300	81,300
Total	$746,149	$814,219

The components of intangible assets subject to amortization are as follows (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$514,231	$(174,785)	$339,446	$519,577	$(152,668)	$366,909
Customer and supplier relationships	603,621	(424,577)	179,044	617,952	(405,237)	212,715
Software and other technology related assets	345,122	(199,083)	146,039	326,988	(174,513)	152,475
Covenants not to compete	12,950	(12,630)	320	13,700	(12,880)	820
Total	$1,475,924	$(811,075)	$664,849	$1,478,217	$(745,298)	$732,919

Estimated useful lives for the finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	3-20 years
Software and other technology related assets	Straight-line	3-15 years
Covenants not to compete	Straight-line	2-5 years

Amortization expense for intangibles was $104 million, $119 million, and $140 million during the years ended December 31, 2021, 2020, and 2019, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2026 is $97 million, $85 million, $73 million, $65 million and $58 million, respectively.

Leases

See Note 12, "Leases" for our accounting policies related to leases.

Net Assets Held for Sale

During 2021, we had immaterial impairment charges on net assets held for sale. During 2019 and 2020, we committed to plans to sell certain businesses in the North America and Europe segments. As a result, these businesses were classified as net assets held for sale and were required to be adjusted to the lower of fair value less cost to sell or carrying value, resulting in net impairment charges totaling $3 million for the year ended December 31, 2020. As of December 31, 2021 and 2020, assets and liabilities held for sale were immaterial.

In the second quarter of 2020, we completed the sale of one of these businesses, a non-core telecommunications operation in Germany, resulting in an immaterial loss on sale (presented in Loss on disposal of businesses and impairment of net assets held for sale in the Consolidated Statements of Income). The disposed business was immaterial, generating annualized revenue of approximately $78 million during the twelve-month period ended May 31, 2020.

In the third quarter of 2019, we completed the sales of two of these businesses, an aviation business in North America and a wholesale business in Bulgaria, resulting in a net $47 million impairment charge for the year ended December 31, 2019 (presented in Loss on disposal of businesses and impairment of net assets held for sale in the Consolidated Statements of Income). Excluding the Stahlgruber Czech Republic wholesale business discussed in Note 2, "Discontinued Operations," as of December 31, 2019, assets and liabilities held for sale were immaterial, and were recorded within Prepaid expenses and other

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
current assets and Other current liabilities, respectively, on the Consolidated Balance Sheet. The disposed businesses in 2019 were immaterial, generating annualized revenue of approximately $55 million prior to the divestitures.

We record the net assets of held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values were based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for the discounted cash flow analyses of the businesses were based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to the estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in management's analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of December 31, 2021.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. Other than the impairment charges recorded upon the classification of certain businesses in our North America and Europe segments as held for sale discussed in the "Net Assets Held for Sale" section above, there were no material impairments to the carrying value of long-lived assets during the years ended December 31, 2021, 2020 or 2019.

Investments in Unconsolidated Subsidiaries

Our investment in unconsolidated subsidiaries was $181 million and $155 million as of December 31, 2021 and December 31, 2020, respectively.

Europe Segment

Our investment in unconsolidated subsidiaries in Europe was $156 million and $137 million as of December 31, 2021 and 2020, respectively. We recorded equity in earnings of $18 million and $8 million during the years ended December 31, 2021 and 2020, respectively, and equity in losses of $33 million during the year ended December 31, 2019, mainly related to the investment in Mekonomen.

On December 1, 2016, we acquired a 26.5% equity interest in Mekonomen for an aggregate purchase price of $181 million. In October 2018, we acquired an additional $48 million of equity in Mekonomen at a discounted share price as part of Mekonomen's rights issue, increasing our equity interest to 26.6%. We are accounting for our interest in Mekonomen using the equity method of accounting, as this investment gives us the ability to exercise significant influence, but not control, over the investee. As of December 31, 2021, our share of the book value of Mekonomen's net assets exceeded the book value of the investment in Mekonomen by $8 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of the acquisition date in 2016. We are recording our equity in the net earnings of Mekonomen on a one quarter lag.

During the year ended December 31, 2019, we recognized an other-than-temporary impairment charge of $40 million, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of the investment in Mekonomen was determined using the Mekonomen share price as of the date of our impairment test. The impairment charge is recorded in Equity in earnings (losses) of unconsolidated subsidiaries in the Consolidated Statements of Income.

Mekonomen announced in February 2019, March 2020, and February 2021 that the Mekonomen Board of Directors proposed no dividend payment in 2019, 2020, or 2021. In the event a dividend would be proposed, it would be payable in SEK. The Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at December 31, 2021 was $265 million (using the Mekonomen share price of SEK 157 as of December 31, 2021) compared to a carrying value of $145 million.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
North America Segment

Our investment in unconsolidated subsidiaries in the North America segment was $25 million and $19 million as of December 31, 2021 and December 31, 2020, respectively. We recorded equity in earnings or (losses) of $5 million, $(3) million, and $1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Warranty Reserve

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of the remanufactured engines are sold with a standard three or four year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. These assurance-type warranties are not considered a separate performance obligation, and thus no transaction price is allocated to them. We record warranty costs in Cost of goods sold in our Consolidated Statements of Income. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Consolidated Balance Sheets based on the expected timing of the related payments.

The changes in the warranty reserve are as follows (in thousands):

Warranty Reserve
Balance as of January 1, 2020	$25,441
Warranty expense	67,365
Warranty claims	(64,892)
Balance as of December 31, 2020	27,914
Warranty expense	74,375
Warranty claims	(72,740)
Balance as of December 31, 2021	$29,549

Self-Insurance Reserves

We self-insure a portion of our employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation, and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of the ultimate cost, which is calculated using an analysis of historical data. We monitor new claim and claim developments as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. Total self-insurance reserves were $117 million and $110 million, of which $61 million and $55 million was classified as current, as of December 31, 2021 and 2020, respectively, and are classified as Other accrued expenses on the Consolidated Balance Sheets. The remaining balances of self-insurance reserves are classified as Other noncurrent liabilities, which reflects management's estimates of when claims will be paid. We had outstanding letters of credit of $69 million and $71 million at December 31, 2021 and 2020, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from the estimates, the insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Government Assistance

During the years ended December 31, 2021 and 2020, we recorded financial assistance from foreign governments, primarily in the form of grants, as credits in the following amounts (in thousands):

	Year Ended December 31,
	2021	2020
Cost of goods sold	$547	$1,422
Selling, general and administrative expenses	15,419	50,647
Total government assistance	$15,966	$52,069

During the years ended December 31, 2021 and 2020, we received grants from European governments of $11 million and $43 million, respectively, with the remaining amounts relating to Canada.

Financial assistance received from governments is recorded during the period in which we incur the costs that the assistance is intended to offset (and only if it is probable that we will meet the conditions required under the terms of the assistance).

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted in the U.S. to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Similar legislation was enacted in many of the international jurisdictions in which we operate. Tax impacts in these legislative actions did not have a material impact on our results of operations for the years ended December 31, 2021 and 2020. Those initiatives did provide us with the opportunity to defer the timing of certain income tax, indirect tax and payroll tax payments in various jurisdictions. As of December 31, 2020, approximately $30 million of payments otherwise due by the end of 2020 were deferred, of which we paid half in 2021 and will pay the other half in 2022.

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

We recognize the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include any interest and penalties associated with income tax obligations in income tax expense.

Stockholders' Equity

Treasury Stock

On October 25, 2018, our Board of Directors authorized a stock repurchase program under which we may purchase up to $500 million of our common stock from time to time through October 25, 2021. On October 25, 2019, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $500 million of our common stock from time to time through October 25, 2022; this extended date also applied to the original repurchase program. On July 28, 2021, our Board of Directors authorized an increase to our existing stock repurchase program under which the Company may purchase up to an additional $1,000 million of our common stock from time to time through October 25, 2024; this extended date also applies to the original repurchase program, as previously extended. With the increase, the Board of Directors has authorized a total of $2,000 million of common stock repurchases.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2021, we repurchased 17.2 million shares of common stock for an aggregate price of $877 million. During the year ended December 31, 2020, we repurchased 4.1 million shares of common stock for an aggregate price of $117 million. During 2019, we repurchased 10.9 million shares of common stock for an aggregate price of $292 million. As of December 31, 2021, there was $654 million of remaining capacity under the repurchase program. Repurchased shares are accounted for as treasury stock using the cost method.

Noncontrolling Interest

In October 2020, we purchased all of the noncontrolling interest of a subsidiary in our North America segment for a purchase price of $10 million. This purchase resulted in a net decrease to Noncontrolling interest of $10 million and a decrease to Additional paid-in-capital of $1 million in our Consolidated Financial Statements as of December 31, 2020.

In February 2020, as part of the sale of Stahlgruber's Czech Republic business, we divested the noncontrolling interest of the business, which resulted in a net decrease to Noncontrolling interest of $11 million in the Consolidated Financial Statements as of December 31, 2020. See Note 2, "Discontinued Operations," for further information.

In July 2019, we purchased substantially all of the noncontrolling interest of a subsidiary acquired in connection with the Stahlgruber acquisition for a purchase price of $19 million, which included the issuance of $14 million of notes payable. This purchase resulted in a net decrease to Noncontrolling interest of $10 million and a decrease to Additional paid-in capital of $9 million in the Consolidated Financial Statements as of December 31, 2019.

In December 2019, we modified the shares of a noncontrolling interest of a subsidiary acquired in connection with the Stahlgruber acquisition and issued new redeemable shares to the minority shareholder. The new redeemable shares contain (i) a put option for all noncontrolling interest shares at a fixed price of $24 million (€21 million) for the minority shareholder exercisable in the fourth quarter of 2023, (ii) a call option for all noncontrolling interest shares at a fixed price of $26 million (€23 million) for us exercisable beginning in the first quarter of 2026 through the end of the fourth quarter of 2027, and (iii) a guaranteed dividend to be paid quarterly to the minority shareholder through the fourth quarter of 2023. The new redeemable shares do not provide the minority shareholder with rights to participate in the profits and losses of the subsidiary prior to the exercise date of the put option. As the put option is outside our control, we recorded a $24 million Redeemable noncontrolling interest at the put option's redemption value outside of permanent equity on our Consolidated Balance Sheets. This transaction also resulted in a decrease to Additional paid-in capital of $18 million, a decrease to Noncontrolling interest of $12 million, and a $7 million dividend payable ($2 million recorded in Other current liabilities and $5 million in Other noncurrent liabilities) in the Consolidated Financial Statements as of December 31, 2019. The redeemable noncontrolling interest and dividend payable represent noncash financing activities in the Consolidated Statements of Cash Flows in 2019.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In the first quarter of 2021, we adopted ASU No. 2019-12, "Income Taxes" (Topic 740) ("ASU 2019-12"), which simplifies the accounting for income taxes and adds guidance to reduce complexity in certain areas. We adopted the standard using the prospective approach and adoption of this accounting standard did not have a material impact on our Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2021, we adopted ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e., as early as the first quarter of 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022. The adoption of the standard did not have a significant impact on our financial position, results of operations, or cash flows.

Note 4. Revenue Recognition

The majority of our revenue is derived from the sale of vehicle parts. We recognize revenue for the sale of products at the point in time when the performance obligation has been satisfied and control has transferred to the customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale.

Sources of Revenue

We report revenue in two categories: (i) parts and services and (ii) other. The following table sets forth revenue by category, with parts and services revenue further disaggregated by reportable segment (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$4,243,203	$3,988,214	$4,600,903
Europe	6,033,396	5,470,159	5,817,547
Specialty	1,863,917	1,505,340	1,459,396
Parts and services	12,140,516	10,963,713	11,877,846
Other	947,988	665,117	628,263
Total revenue	$13,088,504	$11,628,830	$12,506,109

Parts and Services

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

In North America, vehicle replacement products include sheet metal collision parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; automotive glass products such as windshields; mirrors and grilles; wheels; and large mechanical items such as engines and transmissions. In Europe, vehicle replacement products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. In Specialty operations, we serve seven product segments: truck and off-road; speed and performance; recreational vehicles; towing; wheels, tires and performance handling; marine; and miscellaneous accessories.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Service-Type Warranties
Balance as of January 1, 2020	$27,067
Additional warranty revenue deferred	43,214
Warranty revenue recognized	(44,659)
Balance as of December 31, 2020	25,622
Additional warranty revenue deferred	70,561
Warranty revenue recognized	(64,526)
Balance as of December 31, 2021	$31,657

Other Revenue

Revenue from other sources includes sales of scrap and precious metals (platinum, palladium, and rhodium), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from furnace operations. We derive scrap metal and other precious metals from several sources, including vehicles that have been used in both our wholesale and self service recycling operations and from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Revenue from the sale of hulks in wholesale and self service recycling operations is recognized based on a price per ton of delivered material when the customer (processor) collects the scrap. Some adjustments may occur when the customer weighs the scrap at their location, and revenue is adjusted accordingly.

Revenue by Geographic Area

See Note 15, "Segment and Geographic Information" for information related to our revenue by geographic region.

Variable Consideration

The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. We utilize the “expected value method” or the “most likely amount” method in order to estimate variable consideration, depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $107 million and $58 million, respectively, as of December 31, 2021, and $102 million and $57 million, respectively, as of December 31, 2020. The refund liability is presented separately on the Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Consolidated Balance Sheets. We recorded a reserve for variable consideration of $144 million and $127 million as of December 31, 2021 and 2020, respectively. While other customer incentive programs exist, we characterize them as material rights in the context of our sales transactions. We consider these programs to be immaterial to the Consolidated Financial Statements.

Contract Costs

Under ASC 340, "Other Assets and Deferred Costs," we have elected to recognize incremental costs of obtaining a contract (commissions earned by our sales representatives on product sales) as an expense when incurred, as we believe the amortization period of the asset would be one year or less due to the short-term nature of our contracts.

Sales Taxes

Sales tax amounts collected from customers for remittance to governmental authorities are presented on a net basis. Therefore, the taxes are excluded from revenue in the Consolidated Statements of Income and are shown as a current liability on the Consolidated Balance Sheets until remitted.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Restructuring and Acquisition Related Expenses

Acquisition Related Expenses

We incurred $3 million of acquisition related expenses for the year ended December 31, 2021. These expenses included external costs such as legal, accounting and advisory fees related to completed and potential transactions.

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

During the year ended December 31, 2020, we incurred $7 million of restructuring expenses primarily related to facility exit costs and employee-related costs. These costs were recorded within Restructuring and acquisition related expenses in the Consolidated Statements of Income. Of the program costs incurred during 2020, $4 million and $3 million related to the Europe and North America segments, respectively. During the year ended December 31, 2019, we incurred $37 million primarily related to inventory write-downs, facility exit costs, and employee-related costs. Of these expenses, $17 million, primarily related to Andrew Page Limited ("Andrew Page") branch consolidation and brand rationalization, was recorded within Cost of goods sold in the Consolidated Statement of Income during the year ended December 31, 2019, and $20 million was recorded within Restructuring and acquisition related expenses. Of the program costs incurred during 2019, $25 million, $11 million and $1 million related to the Europe, North America and Specialty segments, respectively.

The actions under this program are substantially complete, and the expenses incurred during the year ended December 31, 2021 were $2 million. The total cumulative program costs incurred to date were $47 million, of which $31 million, $14 million and $1 million were in the Europe, North America and Specialty segments, respectively. As of December 31, 2021, restructuring liabilities related to this program were immaterial.

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

During the year ended December 31, 2021, we recognized net restructuring expenses totaling $9 million which included employee-related costs, facility exit costs and a $3 million gain in the first quarter from the sale of a building to be closed as part of the restructuring plan. During the year ended December 31, 2020, we recognized restructuring expenses totaling $50 million for employee-related costs, facility exit costs and inventory write-downs. Of these expenses, $7 million resulted from inventory impairment charges related to facility consolidation actions and brand rationalizations and were recorded in Cost of goods sold in the Consolidated Statement of Income. Of the cumulative program costs incurred to date, $30 million, $27 million, and $1 million related to our North America, Europe and Specialty segments, respectively. We estimate total costs under the program through the program's expected completion date in 2023 will be between $60 million and $70 million, of

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
which approximately $32 million, $32 million, and $1 million will be incurred by our Europe, North America and Specialty segments, respectively; these segment amounts represent the midpoints of the expected ranges of costs to be incurred by each segment.

As of December 31, 2021 and December 31, 2020, restructuring liabilities related to this program totaled $11 million and $21 million, respectively, including $9 million and $17 million, respectively, related to leases we exited or expect to exit prior to the end of the lease term (reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Consolidated Balance Sheets), and $2 million and $4 million, respectively, for employee termination costs (reported in Accrued payroll-related liabilities on our Consolidated Balance Sheets). Our lease-related restructuring liabilities are estimated based on the remaining rent payments after the actual exit date for facilities closed as of December 31, 2021 and after the planned exit date for facilities expected to close in future periods; these liabilities do not reflect any estimated proceeds we may be able to achieve through subleasing the facilities.

Acquisition Integration Plans

During the year ended December 31, 2021, we incurred immaterial restructuring expenses for our acquisition plans. We expect to incur future expenses of up to $5 million to complete an integration plan related to acquisitions completed in the Specialty segment during the year ended December 31, 2021.

During the year ended December 31, 2020, we incurred $9 million of restructuring expenses for our acquisition integration plans. These expenses were primarily related to the integration of operations in Belgium.

During the year ended December 31, 2019, we incurred $18 million of restructuring expenses primarily related to the acquisition integration efforts in our Europe segment. These expenses included $14 million related to the integration of the acquisition of Andrew Page, including $4 million within Cost of goods sold in the Consolidated Statement of Income.

1 LKQ Europe Program

In September 2019, we announced a multi-year program called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we will reorganize our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. While certain projects were delayed in 2020 as a result of the COVID-19 pandemic, such as the procurement initiatives and the new headquarters in Switzerland, we also accelerated certain projects, such as the integration of previously acquired networks and sharing resources across LKQ Europe. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by 2024.

During the year ended December 31, 2021, we incurred $6 million of employee-related restructuring charges under the 1 LKQ Europe program. We estimate that we will incur between $40 million and $50 million in total personnel and inventory related restructuring charges through 2024 under the program. We may identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. As of December 31, 2021, the restructuring liabilities related to this program were immaterial.

Note 6. Stock-Based Compensation

In order to attract and retain employees, non-employee directors, consultants, and other persons associated with the Company, we grant equity-based awards under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by stockholders for issuance under the Equity Incentive Plan is 70 million shares, subject to antidilution and other adjustment provisions. We have granted restricted stock units ("RSUs"), stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by stockholders for issuance under the Equity Incentive Plan, 9 million shares remained available for issuance as of December 31, 2021. We expect to issue new or treasury shares of common stock to cover past and future equity grants.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSUs

The RSUs we have issued vest over periods of up to five years, subject to a continued service condition. Currently outstanding RSUs (other than PSUs, which are described below) contain either a time-based vesting condition or a combination of a performance-based vesting condition and a time-based vesting condition, in which case both conditions must be met before any RSUs vest. For all of the RSUs containing a performance-based vesting condition, we must report positive diluted earnings per share, subject to certain adjustments, during any fiscal year period within five years following the grant date. Each RSU converts into one share of LKQ common stock on the applicable vesting date. The grant date fair value of RSUs is based on the market price of LKQ stock on the grant date.

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

Outstanding unvested RSUs earn dividend equivalents at the same rate as dividends on LKQ’s common stock. The dividend equivalents are subject to the same vesting requirements, restrictions and forfeiture provisions as the original award.

The Compensation Committee of our Board of Directors (the "Compensation Committee") approved the grant of 208,603, 230,360, and 270,388 RSUs to our executive officers that included both a performance-based vesting condition and a time-based vesting condition in 2021, 2020, and 2019, respectively. The performance-based vesting conditions for the 2021, 2020, and 2019 grants to our executive officers have been satisfied.

The fair value of RSUs that vested during the years ended December 31, 2021, 2020, and 2019 was $37 million, $27 million, and $22 million, respectively; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the year ended December 31, 2021:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2021	1,479,672	$31.71
Granted (2)	738,014	$39.22
Vested	(805,529)	$33.11
Forfeited / Canceled	(55,078)	$34.39
Unvested as of December 31, 2021	1,357,079	$34.85
Expected to vest after December 31, 2021	1,180,689	$34.84	2.6	$70,877
(1) The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.
(2) The weighted average grant date fair value of RSUs granted during the years ended December 31, 2020 and 2019 was $31.68 and $27.82, respectively.

Starting in 2019, we granted performance-based three-year RSUs ("PSUs") to certain employees, including executive officers, under our Equity Incentive Plan. As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on our performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the applicable three year performance periods.

Outstanding unvested PSUs earn dividend equivalents at the same rate as dividends on LKQ's common stock. The dividend equivalents are subject to the same vesting requirements, restrictions and forfeiture provisions as the original award.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the year ended December 31, 2021:

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Unvested as of January 1, 2021	291,601	$29.98
Granted (2)	125,656	$38.31
Performance-based adjustment (3)	52,562	$27.72
Forfeited / Canceled	(11,800)	$31.77
Unvested as of December 31, 2021	458,019	$31.96
Expected to vest after December 31, 2021	447,595	$32.01	1.0	$26,869
(1)     The aggregate intrinsic value of expected to vest PSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of each period multiplied by the number of units) that would have been received by the holders had all the expected to vest PSUs vested. This amount changes based on the market price of LKQ’s common stock and the achievement of the performance metrics relative to the established targets.
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2020 and 2019 was $31.85 and $27.69, respectively.
(3)    Represents the net adjustment to the number of shares issuable upon vesting of performance-based PSUs based on the Company's actual financial performance metrics for the three year performance period ended December 31, 2021.

Stock Options

Stock options vested over periods of up to five years, subject to a continued service condition. Stock options expired either six years or ten years from the date they were granted. No options were outstanding as of December 31, 2021 or 2020.

Stock-Based Compensation Expense

For the RSUs that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense under the accelerated attribution method, pursuant to which expense is recognized over the requisite service period for each separate vesting tranche of the award. During the years ended December 31, 2021, 2020, and 2019, we recognized $7 million, $11 million, and $11 million, respectively, of stock based compensation expense related to the RSUs containing a performance-based vesting condition. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award. The PSU expense is calculated using the projected award value, which is based on an estimate of the achievement of the performance objectives, and is recognized on a straight-line basis over the performance period. Forfeitures on RSUs and PSUs are recorded as they occur.

Pre-tax stock-based compensation expense for RSUs and PSUs totaled $34 million, $29 million, and $28 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table sets forth the classification of total stock-based compensation expense included in the Consolidated Statements of Income for our continuing operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold	$649	$506	$477
Selling, general and administrative expenses	33,087	28,572	27,218
Total stock-based compensation expense	33,736	29,078	27,695
Income tax benefit	(7,479)	(6,614)	(6,227)
Total stock-based compensation expense, net of tax	$26,257	$22,464	$21,468

We did not capitalize any stock-based compensation costs during the years ended December 31, 2021, 2020, and 2019.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, unrecognized compensation expense related to unvested RSUs and PSUs is expected to be recognized as follows (in thousands):

Unrecognized Compensation Expense
2022	$21,325
2023	13,169
2024	6,040
2025	3,039
2026	177
Total unrecognized compensation expense	$43,750

Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from current achievement estimates.

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

The following chart sets forth the computation of earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Income from continuing operations	$1,091,476	$640,509	$543,415
Denominator for basic earnings per share—Weighted-average shares outstanding	296,836	304,640	310,155
Effect of dilutive securities:
RSUs	672	362	393
PSUs	214	3	—
Stock options	—	1	421
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	297,722	305,006	310,969
Basic earnings per share from continuing operations	$3.68	$2.10	$1.75
Diluted earnings per share from continuing operations (1)	$3.67	$2.10	$1.75
(1) Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Antidilutive securities:
RSUs	29	673	586
Stock options	—	—	24

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2019	$(177,597)	$14,374	$(8,075)	$(3,652)	$(174,950)
Pretax income (loss)	7,083	23,850	(31,801)	—	(868)
Income tax effect	—	(5,579)	8,579	—	3,000
Reclassification of unrealized gain	—	(35,686)	(782)	—	(36,468)
Reclassification of deferred income taxes	—	8,399	145	—	8,544
Disposal of business	(379)	—	—	—	(379)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	236	236
Balance as of December 31, 2019	$(170,893)	$5,358	$(31,934)	$(3,416)	$(200,885)
Pretax income (loss)	112,695	(48,540)	(9,165)	—	54,990
Income tax effect	—	11,559	3,058	—	14,617
Reclassification of unrealized loss	—	40,359	6,926	—	47,285
Reclassification of deferred income taxes	—	(9,704)	(1,852)	—	(11,556)
Disposal of businesses	1,072	—	—	—	1,072
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(4,532)	(4,532)
Balance as of December 31, 2020	$(57,126)	$(968)	$(32,967)	$(7,948)	$(99,009)
Pretax (loss) income	(63,477)	2,937	10,901	—	(49,639)
Income tax effect	—	(698)	(3,267)	—	(3,965)
Reclassification of unrealized (gain) loss	—	(1,758)	1,649	—	(109)
Reclassification of deferred income taxes	—	481	(472)	—	9
Disposal of businesses	12	—	—	—	12
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(429)	(429)
Balance as of December 31, 2021	$(120,591)	$(6)	$(24,156)	$(8,377)	$(153,130)

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of unrealized gains and losses on the Cash Flow Hedges reclassified to the Consolidated Statements of Income are as follows (in thousands):

		Year Ended December 31,
	Classification	2021	2020	2019
Unrealized (losses) gains on interest rate swaps	Interest expense	$(1,188)	$(3,160)	$5,872
Unrealized gains on cross currency swaps	Interest expense	539	10,188	15,794
Unrealized gains (losses) on cross currency swaps (1)	Interest income and other income, net	1,973	(38,198)	14,020
Unrealized gains (losses) on foreign currency forward contracts (1)	Interest income and other income, net	434	(9,189)	—
Total		$1,758	$(40,359)	$35,686
(1)The amounts reclassified to Interest income and other income, net in the Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.

Net unrealized losses and gains related to our pension plans were reclassified to Interest income and other income, net in the Consolidated Statements of Income during each of the years ended December 31, 2021, 2020 and 2019.

Our policy is to reclassify the income tax effect from Accumulated other comprehensive loss to the Provision for income taxes when the related gains and losses are released to the Consolidated Statements of Income.

Note 9. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	December 31,
	2021	2020
Senior secured credit agreement:
Term loans payable	$—	$323,750
Revolving credit facilities	1,886,802	642,958
Euro Notes (2024)	568,500	610,800
Euro Notes (2026/28)	284,250	1,221,600
Notes payable through October 2030 at weighted average interest rates of 2.8% and 3.3%, respectively	23,318	24,526
Finance lease obligations at weighted average interest rates of 3.5% and 3.5%, respectively	51,556	57,336
Other debt at weighted average interest rates of 1.1% and 1.2%, respectively	9,405	15,706
Total debt	2,823,831	2,896,676
Less: long-term debt issuance costs	(11,604)	(25,225)
Less: current debt issuance costs	(315)	(313)
Total debt, net of debt issuance costs	2,811,912	2,871,138
Less: current maturities, net of debt issuance costs	(34,752)	(58,497)
Long term debt, net of debt issuance costs	$2,777,160	$2,812,641

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The scheduled maturities of long-term obligations outstanding at December 31, 2021 are as follows (in thousands):

Long-Term Obligations
2022 (1)	$35,067
2023	13,820
2024	2,463,996
2025	9,580
2026	3,386
Thereafter	297,982
Total debt (2)	$2,823,831
(1)    Maturities of long-term obligations due by December 31, 2022 includes $16 million of short-term debt that may be extended beyond the current due date.
(2)    The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $12 million as of December 31, 2021).

Senior Secured Credit Agreement

On June 11, 2020, LKQ Corporation and certain other subsidiaries of LKQ (collectively, the "Borrowers") entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement dated January 29, 2016 (the "Credit Agreement"), which modified the maximum permitted net leverage ratio through the quarter ended September 30, 2021. Beginning with the quarter ended December 31, 2021, the maximum permitted net leverage ratio reverted to the terms in effect prior to the amendment, or 4.00:1.00. Amendment No. 4 to the Credit Agreement also made certain other immaterial modifications.

On December 14, 2020, we entered into Amendment No. 5 to the Credit Agreement; the amendment added as a borrower a subsidiary, LKQ Europe GmbH, a Swiss limited liability company, and made certain other immaterial or clarifying modifications.

On November 23, 2021, we entered into Amendment No. 6 to the Credit Agreement; the amendment modified certain interest rates to provide that (1) Loans denominated in euros shall bear interest at a rate per annum equal to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent) plus the Applicable Rate, (2) Swingline Loans denominated in Pounds Sterling shall bear interest at a rate per annum equal to the Sterling Overnight Index Average as administered by the Bank of England (or any successor administrator of the Sterling Overnight Index Average) (“SONIA”) plus the Applicable Rate, (3) Revolving Loans denominated in Pounds Sterling shall bear interest at a rate per annum equal to SONIA plus an adjustment equal to 0.0326% per annum plus the Applicable Rate, and (4) Loans denominated in Swiss Francs shall bear interest at a rate per annum equal to the Swiss Average Rate Overnight as administered by SIX Swiss Exchange AG (or any successor administrator of the Swiss Average Rate Overnight) plus the Applicable Rate. All other interest rates remain the same.

The total availability under the revolving credit facility's multicurrency component is $3,150 million. Amounts outstanding under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024.

We also had the option to prepay outstanding amounts under the Credit Agreement without penalty. We were required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds were not reinvested within twelve months. During the second quarter of 2021, we exercised our option to prepay the outstanding amount on the term loan, and thus did not have any term loan borrowings as of December 31, 2021.

The Credit Agreement contains customary representations and warranties and customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.

Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on the net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. Including the effect of the interest rate swap agreements described in Note 10, "Derivative Instruments and Hedging Activities," the weighted average interest rates on borrowings outstanding under the Credit Agreement at December 31, 2021 and 2020 were 1.1% and 1.7%, respectively. We also pay a commitment fee based on the

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.

Of the total borrowings outstanding under the Credit Agreement, there were no current maturities as of December 31, 2021 and $18 million classified as current maturities at December 31, 2020. As of December 31, 2021, there were letters of credit outstanding in the aggregate amount of $69 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at December 31, 2021 was $1,194 million.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the principal amount thereof plus accrued but unpaid interest, if any, and such certain additional amounts, if any, to the redemption date.

Euro Notes (2026/28)

On April 9, 2018, LKQ European Holdings B.V. ("LKQ Euro Holdings"), a wholly-owned subsidiary of LKQ Corporation, completed an offering of €1,000 million aggregate principal amount of senior notes. The offering consisted of €750 million senior notes due 2026 (the "Euro Notes (2026)") and €250 million senior notes due 2028 (the "Euro Notes (2028)" and, together with the Euro Notes (2026), the "Euro Notes (2026/28)") in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering, together with borrowings under our senior secured credit facility, were used (i) to finance a portion of the consideration paid for the Stahlgruber acquisition, (ii) for general corporate purposes and (iii) to pay related fees and expenses, including the refinancing of net financial debt. The Euro Notes (2026/28) are governed by the Indenture dated as of April 9, 2018 (the “Euro Notes (2026/28) Indenture”) among LKQ Euro Holdings, LKQ Corporation and certain of our subsidiaries (the “Euro Notes (2026/28) Subsidiaries”), the trustee, paying agent, transfer agent, and registrar.

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

Restricted Payments

Our senior secured credit agreement and our senior notes indentures contain limitations on payment of cash dividends or other distributions of assets. Delaware law also imposes restrictions on dividend payments. Based on limitations in effect under the senior secured credit agreement, senior notes indentures and Delaware law, the maximum amount of dividends we could have paid as of December 31, 2021 was approximately $2,850 million. The limit on the payment of dividends is calculated using historical financial information and will change from period to period. These restrictions did not impact the payment of the dividend declared in October 2021 and paid in December 2021 and are not expected to impact future dividend payments.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables Securitization Facility

On December 20, 2018, we amended the terms of our receivables securitization facility with Mitsubishi UFJ Financial Group, Inc.("MUFG") to: (i) extend the term of the facility to November 8, 2021; (ii) increase the maximum amount available to $110 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sold an ownership interest in certain receivables, related collections and security interests to MUFG for the benefit of conduit investors and/or financial institutions for cash proceeds. Effective July 30, 2021, we terminated the receivables securitization facility.

There was no outstanding balance under the receivables securitization facility as of December 31, 2020. Net receivables totaling $121 million were collateral for the investments under the receivables facility as of December 31, 2020.

Note 10. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under current policies, we may use derivatives to manage our exposure to variable interest rates on our senior secured debt and changing foreign exchange rates for certain foreign currency denominated transactions. We do not hold or issue derivatives for trading purposes.

Cash Flow Hedges

Through June 30, 2021, we held interest rate swap agreements to hedge a portion of the variable interest rate risk on the variable rate borrowings under our Credit Agreement, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. Under the terms of the interest rate swap agreements, we paid the fixed interest rate and received payment at a variable rate of interest based on LIBOR for the respective currency of each interest rate swap agreement’s notional amount. Changes in the fair value of the interest rate swap agreements were recorded in Accumulated other comprehensive income (loss) and were reclassified to Interest expense when the underlying interest payment impacted earnings.

At December 31, 2020, we held cross currency swaps, which contained an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively converted variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps were intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. Changes in the fair value of the derivative instruments were recorded in Accumulated other comprehensive income (loss) and were reclassified to Interest expense and Interest income and Other (income) expense, net when the underlying transactions had an impact on earnings.

From time to time, we may hold foreign currency forward contracts related to certain foreign currency denominated intercompany transactions, with the objective of minimizing the impact of fluctuating exchange rates on these future cash flows. Under the terms of the foreign currency forward contracts, we will sell the foreign currency in exchange for U.S. dollars at a fixed rate on the maturity dates of the contracts. Changes in the fair value of the foreign currency forward contracts where hedge accounting is applied are recorded in Accumulated other comprehensive income (loss) and reclassified to Other (income) expense, net when the underlying transaction has an impact on earnings.

As of December 31, 2021, we held no cash flow hedges, and as of December 31, 2020, we held cash flow hedges with the following notional amounts (in thousands):

	December 31, 2020
Interest rate swap agreements
USD denominated		$480,000
Cross currency swap agreements
Euro denominated		€340,000
Foreign currency forward contracts
SEK denominated	kr	227,000

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the fair values of the designated cash flow hedges as of December 31, 2020 (in thousands):

Fair Value at December 31, 2020
Other Accrued Expenses
Interest rate swap agreements	$899
Cross currency swap agreements	56,328
Foreign currency forward contracts	1,350
Total cash flow hedges	$58,577

While certain derivative instruments executed with the same counterparty were subject to master netting arrangements, we present our cash flow hedge derivative instruments on a gross basis on the Consolidated Balance Sheets. The impact of netting the fair values of these contracts would have no effect on the Consolidated Balance Sheet at December 31, 2020.

The activity related to the cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)."

The activity related to the cash flow hedges is presented in either operating activities or financing activities in our Consolidated Statements of Cash Flows.

Other Derivative Instruments Not Designated as Hedges

To manage foreign currency exposure on non-functional currency denominated borrowings, we entered into short term foreign currency forward contracts. As of December 31, 2021, we held no foreign currency forward contracts related to non-functional currency denominated borrowings. At December 31, 2020, the notional amounts of foreign currency forward contracts related to non-functional currency denominated borrowings were €142 million and £75 million.

We elected not to apply hedge accounting for these transactions, and therefore the contracts were adjusted to fair value through the results of operations as of each balance sheet date. The fair values of these short-term derivative instruments were recorded in either Prepaid expenses and other current assets or Other accrued expenses on the Consolidated Balance Sheets. The fair values of these contracts at December 31, 2020, along with the effect on the results of operations during the years ended December 31, 2021 and 2020, were immaterial.

We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts as of December 31, 2021 and 2020, along with the effect on the results of operations, were immaterial.

Note 11. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the year ended December 31, 2021, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present information about our financial liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2021 and December 31, 2020 (in thousands):

	Balance as of December 31, 2021	Fair Value Measurements as of December 31, 2021
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liabilities	$17,694	$—	$—	$17,694
Deferred compensation liabilities	88,961	—	88,961	—
Total Liabilities	$106,655	$—	$88,961	$17,694

	Balance as of December 31, 2020	Fair Value Measurements as of December 31, 2020
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liabilities	$13,263	$—	$—	$13,263
Interest rate swaps	899	—	899	—
Deferred compensation liabilities	76,240	—	76,240	—
Cross currency swap agreements	56,328	—	56,328	—
Foreign currency forward contracts	5,190	—	5,190	—
Total Liabilities	$151,920	$—	$138,657	$13,263

Plan investments in corporate-owned life insurance, which are intended to fund the deferred compensation liabilities, are recorded at their cash surrender value, not fair value, and therefore are not included above. The cash surrender value of life insurance assets was $90 million and $72 million as of December 31, 2021 and 2020, respectively.

The current portion of contingent consideration liabilities is included in Other current liabilities on the Consolidated Balance Sheets; the noncurrent portion of deferred compensation liabilities and contingent consideration liabilities is included in Other noncurrent liabilities on the Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swaps, cross currency swap agreements, and foreign currency forward contracts is presented in Note 10, "Derivative Instruments and Hedging Activities."

Our Level 2 liabilities are valued using inputs from third parties and market observable data. We obtain valuation data for the deferred compensation liabilities from third party sources, which use quoted market prices, investment allocations and reportable trades. We value other derivative instruments using a third party valuation model that performs a discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of both December 31, 2021 and 2020, the fair value of the credit agreement borrowings reasonably approximated the carrying values of $1,887 million and $967 million, respectively. As of December 31, 2021 and 2020, the fair values of the Euro Notes (2024) were approximately $605 million and $662 million, respectively, compared to carrying values of $569 million and $611 million, respectively. As of December 31, 2020, the fair value of the Euro Notes (2026) was $939 million compared to a carrying value of $916 million. The Euro Notes (2026) were paid off in 2021 and therefore were no longer outstanding as of December 31, 2021. As of

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020, the fair values of the Euro Notes (2028) were $301 million and $332 million, respectively, compared to carrying values of $284 million and $305 million, respectively.

The fair value measurements of the borrowings under the credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2021 and 2020 to assume these obligations. The fair values of the Euro Notes (2024) and Euro Notes (2026/28) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 12. Leases

We lease certain warehouses, distribution centers, retail stores, office space, land, vehicles and equipment. We determine if an arrangement is a lease at contract inception with lease right-of-use ("ROU") assets and lease liabilities being recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. In determining the present value of future lease payments, we use the incremental borrowing rate based on the information available at commencement date when the implicit rate is not readily determinable. We determine the incremental borrowing rate by analyzing yield curves with consideration of lease term, country and Company specific factors. In assessing the ROU asset, we include any lease prepayments and exclude lease incentives. We account for the lease and non-lease components of a contract as a single lease component and for leases with an initial term of 12 months or less, we have elected to not record an ROU asset and lease liability. In assessing the lease term, we include options to renew only when it is reasonably certain that the option will be exercised.

For certain lease agreements, rental payments are adjusted periodically for inflation. Typically, these adjustments are considered variable lease costs. Other variable lease costs consist of certain non-lease components that are disclosed as lease costs due to our election of the practical expedient to combine lease and non-lease components and include items such as variable payments for utilities, property taxes, common area maintenance, sales taxes, and insurance.

We guarantee the residual values for the majority of our leased vehicles. The residual values decline over the lease term to a defined percentage of original cost. In the event the lessor does not realize the residual value when a vehicle is sold, we would be responsible for a portion of the shortfall. Similarly, if the lessor realizes more than the residual value when a vehicle is sold, we would be paid the amount realized over the residual value.

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2021 and 2020 related to our lease agreements are as follows (in thousands):

		December 31,
Leases	Classification	2021	2020
Assets
Operating lease ROU assets, net	Operating lease assets, net	$1,361,324	$1,353,124
Finance lease assets, net	Property, plant and equipment, net	52,944	55,423
Total leased assets		$1,414,268	$1,408,547
Liabilities
Current
Operating	Current portion of operating lease liabilities	$203,108	$221,811
Finance	Current portion of long-term obligations	14,746	12,239
Noncurrent
Operating	Long-term operating lease liabilities, excluding current portion	1,209,218	1,197,963
Finance	Long-term obligations, excluding current portion	36,810	45,097
Total lease liabilities		$1,463,882	$1,477,110

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease expense are as follows (in thousands):

	Year Ended December 31,
Lease Cost	2021	2020	2019
Operating lease cost	$313,378	$309,797	$317,035
Short-term lease cost	9,037	6,568	9,392
Variable lease cost	96,931	97,599	95,899
Finance lease cost
Amortization of leased assets	9,780	9,876	10,277
Interest on lease liabilities	2,361	1,785	1,546
Sublease income	(2,883)	(2,372)	(1,640)
Net lease cost	$428,604	$423,253	$432,509

The future minimum lease commitments under our leases at December 31, 2021 are as follows (in thousands):

Years Ending December 31,	Operating leases	Finance leases (1)	Total
2022	$292,617	$16,574	$309,191
2023	258,449	10,067	268,516
2024	218,562	8,413	226,975
2025	187,264	6,084	193,348
2026	155,141	2,972	158,113
Thereafter	748,729	20,810	769,539
Future minimum lease payments	1,860,762	64,920	1,925,682
Less: Interest	448,436	13,364	461,800
Present value of lease liabilities	$1,412,326	$51,556	$1,463,882
(1)     Amounts are included in the scheduled maturities of long-term obligations in Note 9, "Long-Term Obligations".

As of December 31, 2021, we had additional minimum operating lease payments for leases that have not yet commenced of $79 million. These operating leases will commence in the next 18 months with lease terms of 1 to 15 years. Most of these leases have not commenced because the assets are in the process of being constructed.

Other information related to leases is as follows:

	December 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	9.4	9.7
Finance leases	8.9	9.0
Weighted-average discount rate
Operating leases	5.2%	5.3%
Finance leases	3.5%	3.5%

	Year Ended December 31,
Supplemental cash flows information (in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$286,030	$299,260	$297,712
Financing cash outflows from finance leases	13,361	11,772	11,744
Leased assets obtained in exchange for finance lease liabilities	9,860	25,049	13,326
Leased assets obtained in exchange for operating lease liabilities (1)	248,480	244,073	231,454

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)     The amounts disclosed for Leased assets obtained in exchange for operating lease liabilities for the years ended December 31, 2020 and 2019 in the supplemental disclosure of cash flows information includes immaterial corrections of $116 million and $87 million, respectively, to address an omission of the impact of lease modifications and terminations.

Note 13. Employee Benefit Plans

Defined Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

On June 28, 2019, we approved an amendment to terminate our U.S. Plan and to freeze all related benefit accruals, effective June 30, 2019. U.S. Plan participants were able to receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination was determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result of these elections, subsequent payments and annuity purchase cost to settle the plan obligations, we reclassified $6 million of unrealized loss from Accumulated other comprehensive loss to Interest income and other income, net in our Consolidated Statements of Income during the year ended December 31, 2020 to reflect the final settlement of the plan obligations.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Funded Status

The table below summarizes the funded status of the defined benefit plans (in thousands):

	December 31,
	2021	2020
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$211,539	$225,388
Acquisitions and divestitures	643	(506)
Service cost	4,645	3,565
Interest cost	1,354	2,740
Participant contributions	447	438
Actuarial (gain) / loss	(11,251)	10,662
Benefits paid (1)	(4,815)	(6,841)
Settlement (2)	(1,815)	(40,565)
Transfers	6,300	—
Currency impact	(12,764)	16,658
Projected benefit obligation - end of year	$194,283	$211,539
Change in fair value of plan assets:
Fair value - beginning of year	$58,962	$83,305
Actual return on plan assets	2,103	3,663
Employer contributions	5,017	14,028
Participant contributions	447	438
Benefits paid	(4,666)	(6,798)
Settlement (2)	(1,815)	(40,565)
Transfers	6,451	—
Currency impact	(3,524)	4,891
Fair value - end of year	$62,975	$58,962
Funded status at end of year (liability)	$(131,308)	$(152,577)

Accumulated benefit obligation	$191,422	$208,712
(1) Includes amounts paid from plan assets as well as amounts paid from Company assets.
(2) The 2020 amount reflects the settlement of the plan obligations for the U.S. Plan.

The net amounts recognized for defined benefit plans in the Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2021	2020
Current liabilities	$(4,816)	$(3,603)
Non-current liabilities	(126,492)	(148,974)
	$(131,308)	$(152,577)

The following table summarizes the accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in thousands):

	December 31,
	2021	2020
Accumulated benefit obligation	$191,422	$208,712
Aggregate fair value of plan assets	62,975	58,962

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets (in thousands):

	December 31,
	2021	2020
Projected benefit obligation	$194,283	$211,539
Aggregate fair value of plan assets	62,975	58,962

The table below summarizes the weighted-average assumptions used to calculate the year-end benefit obligations:

	2021	2020
Discount rate used to determine benefit obligation	1.0%	0.7%
Rate of future compensation increase	1.7%	1.8%

Net Periodic Benefit Cost

The table below summarizes the components of net periodic benefit cost for the defined benefit plans (in thousands):

	Year Ended December 31,
	2021	2020	2019
Service cost	$4,645	$3,565	$3,592
Interest cost	1,354	2,740	4,077
Expected return on plan assets (1)	(1,667)	(2,129)	(2,337)
Amortization of actuarial loss (gain) (2)	1,703	1,272	(404)
Settlement (gain) loss	(54)	5,654	(378)
Net periodic benefit cost	$5,981	$11,102	$4,550
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

The service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Interest income and other income, net in the Consolidated Statements of Income.

The table below summarizes the weighted-average assumptions used to calculate the net periodic benefit cost in the table above:

	2021	2020	2019
Discount rate used to determine service cost	0.4%	0.7%	1.3%
Discount rate used to determine interest cost	0.8%	1.8%	2.5%
Rate of future compensation increase	2.0%	2.1%	1.8%
Expected long-term return on plan assets (1)	3.2%	2.9%	3.1%
(1)    Our expected long-term return on plan assets is determined based on the asset allocation and estimate of future long-term returns by asset class.

Assumed mortality is also a key assumption in determining benefit obligations and net periodic benefit cost. In some of the European plans, a price inflation index is also an assumption in determining benefit obligations and net periodic benefit cost.

As of December 31, 2021, the pre-tax amounts recognized in Accumulated other comprehensive loss consisted of $33 million of net actuarial losses for our defined benefit plans that have not yet been recognized in net periodic benefit cost. Of this amount, we expect $1 million to be recognized as a component of net periodic benefit cost during the year ending December 31, 2022.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at December 31, 2021 and 2020 are the same.

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

For the unfunded pension plans, we pay the defined benefit plan obligations when they become due. The table below summarizes the fair value of our defined benefit plan assets by asset category within the fair value hierarchy for the funded defined benefit pension plans (in thousands):

	December 31,
	2021					2020
	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts	$—	$—	$41,922	$—	$41,922	$—	$—	$44,753	$—	$44,753
Mutual fund (1)	—	—	—	21,053	21,053	—	—	—	14,209	14,209
Total investments at fair value	$—	$—	$41,922	$21,053	$62,975	$—	$—	$44,753	$14,209	$58,962
(1)    The underlying assets of the mutual fund valued at NAV consist of international bonds, equity, real estate and other investments.

The following table summarizes the changes in fair value measurements of Level 3 investments for the defined benefit plans (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$44,753	$40,676
Actual return on plan assets:
Relating to assets held at the reporting date	1,449	1,394
Purchases, sales and settlements	(1,170)	(992)
Currency impact	(3,110)	3,675
Balance at end of year	$41,922	$44,753

Assets for the defined benefit pension plans in Europe are invested primarily in insurance policies. Under these contracts, we pay premiums to the insurance company, which are based on an internal actuarial analysis performed by the insurance company; the insurance company then funds the pension payments to the plan participants upon retirement.

Employer Contributions and Estimated Future Benefit Payments

During the year ended December 31, 2021, we contributed $5 million to our pension plans. We estimate that contributions to our pension plans during 2022 will be $5 million.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes estimated future benefit payments as of December 31, 2021 (in thousands):

Years Ending December 31,	Amount
2022	$4,879
2023	5,248
2024	5,399
2025	5,583
2026	6,166
2027 - 2031	34,526

Note 14. Income Taxes

The provision for income taxes consists of the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$194,803	$155,887	$101,839
State	47,229	37,981	24,925
Foreign	115,656	89,123	81,081
Total current provision for income taxes	$357,688	$282,991	$207,845
Deferred:
Federal	$(2,603)	$(6,805)	$22,173
State	433	(6,521)	6,376
Foreign	(24,927)	(20,167)	(21,064)
Total deferred (benefit) provision for income taxes	$(27,097)	$(33,493)	$7,485
Provision for income taxes	$330,591	$249,498	$215,330

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$978,226	$713,087	$616,842
Foreign	420,904	171,908	174,180
Income from continuing operations before provision for income taxes	$1,399,130	$884,995	$791,022

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of state credits and federal tax impact	2.7%	3.2%	3.2%
Impact of rates on international operations	1.2%	1.9%	1.4%
Change in valuation allowances	(0.8)%	1.7%	1.0%
Non-deductible expenses	0.4%	0.8%	0.9%
Excess tax benefits from stock-based compensation	(0.1)%	—%	(0.3)%
Other, net	(0.8)%	(0.4)%	—%
Effective tax rate	23.6%	28.2%	27.2%

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Beginning in 2018, the Tax Act imposed a new regime of taxation on foreign subsidiary earnings, GILTI. We have elected to account for GILTI in the year the tax is incurred. As part of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, the Tax Act imposed a one-time transition tax on the deemed repatriation of historical earnings of foreign subsidiaries as of December 31, 2017. Our transition tax liability was $42 million payable in 8 installments from 2018 through 2025. The next required installment of $3 million is recorded in Other current liabilities and the remaining $25 million is recorded in Other noncurrent liabilities on the Consolidated Balance Sheets.

Undistributed earnings of our foreign subsidiaries amounted to approximately $1,151 million at December 31, 2021. Beginning in 2018, the Tax Act generally provided a 100% participation exemption from further U.S. taxation of dividends received from 10-percent or more owned foreign corporations held by U.S. corporate shareholders. Although foreign dividend income is generally exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, either as a result of the participation exemption, or due to the previous taxation of such earnings under the transition tax and GILTI regime, companies must still apply the guidance of ASC 740: Income Taxes to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Further, the 2017 transition tax reduced a majority of the previous outside basis differences in our foreign subsidiaries, and most of any new differences arising have extensive interaction with the GILTI regime discussed above.

Based on a review of our global financing and capital expenditure requirements as of December 31, 2021, we continue to plan to permanently reinvest the undistributed earnings of our international subsidiaries. Thus, no deferred U.S. income taxes or potential foreign withholding taxes have been recorded. Due to the complexity of the new U.S. tax regime, it remains impractical to estimate the amount of deferred taxes potentially payable were such earnings to be repatriated.

The significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Accrued expenses and reserves	$76,183	$59,241
Qualified and nonqualified retirement plans	30,567	34,143
Inventory	10,810	15,591
Accounts receivable	18,205	15,449
Interest deduction carryforwards	31,677	34,485
Stock-based compensation	7,011	5,362
Operating lease liabilities	338,359	331,327
Net operating loss carryforwards	24,690	27,538
Other	25,220	24,961
Total deferred tax assets, gross	562,722	548,097
Less: valuation allowance	(45,420)	(60,275)
Total deferred tax assets	$517,302	$487,822
Deferred Tax Liabilities:
Goodwill and other intangible assets	$238,325	$229,330
Property, plant and equipment	93,499	95,007
Trade name	90,968	108,883
Operating lease assets, net	322,779	317,694
Other	19,086	11,364
Total deferred tax liabilities	$764,657	$762,278
Net deferred tax liability	$(247,355)	$(274,456)

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities are reflected on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2021	2020
Noncurrent deferred tax assets	$31,941	$16,965
Noncurrent deferred tax liabilities	279,296	291,421

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in Other noncurrent assets and Deferred income taxes, respectively, on the Consolidated Balance Sheets.

We have net operating loss carryforwards, primarily for certain international tax jurisdictions, the tax benefits of which totaled approximately $25 million and $28 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, we had tax credit carryforwards for certain U.S. state jurisdictions, the tax benefits of which totaled less than $1 million at both dates. As of December 31, 2021 and 2020, we had interest deduction carryforwards in Italy and Germany, the tax benefits of which totaled $32 million and $34 million, respectively. As of December 31, 2021 and 2020, we had a U.S. capital loss carryforward, the tax benefit of which totaled $4 million and $5 million, respectively. As of December 31, 2021 and 2020, valuation allowances of $45 million and $60 million, respectively, were recorded for deferred tax assets related to the foreign interest deduction carryforwards, the U.S. capital loss carryforward, and for certain foreign and U.S. net operating loss carryforwards. The $15 million net decrease in valuation allowances was primarily attributable to a $12 million valuation allowance release with regard to Germany interest deduction carryforwards.

The net operating losses generally carry forward for an indefinite period. The interest deduction carryforwards in Italy and Germany do not expire. U.S. capital loss expires in 2022. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates, where applicable, or in the case of interest deduction carryforward, subject to legislative thin capitalization constraints, typically based on profitability. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in tax laws or in estimates of future taxable income may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Balance at January 1	$2,308	$2,317	$1,237
Additions for acquired tax positions	—	—	1,376
Additions based on tax positions related to the current year	5	1,147	5
Additions based on tax positions related to prior years	4,364	—	45
Reductions for tax positions of prior year	(1,601)	—	—
Lapse of statutes of limitations	(332)	(297)	(297)
Settlements with taxing authorities	—	(958)	—
Cumulative translation adjustment	(222)	99	(49)
Balance at December 31	$4,522	$2,308	$2,317

Included in the balance of unrecognized tax benefits above as of December 31, 2021, 2020 and 2019, are approximately $4 million, $2 million and $2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2021, 2020 and 2019, includes approximately $1 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. Attributable to the unrecognized tax benefits noted above, we had accumulated interest and penalties of $1 million at December 31, 2021 and less than $1 million at December 31, 2020 and 2019, respectively. During the year ended December 31, 2021 and each of the years ended December 31, 2020 and 2019, $1 million and an immaterial amount, respectively, of interest and penalties were recorded through the income tax provision, prior to any reversals for lapses in the statutes of limitations.

During the twelve months beginning January 1, 2022, it is reasonably possible that we will reduce unrecognized tax benefits by $1 million, an immaterial amount of which would impact our effective tax rate.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 15. Segment and Geographic Information

We have four operating segments: Wholesale – North America, Europe, Specialty and Self Service. The Wholesale – North America and Self Service operating segments are aggregated into one reportable segment, North America, because they possess similar economic characteristics and have common products and services, customers, and methods of distribution. The reportable segments are organized based on a combination of geographic areas served and type of product lines offered. The reportable segments are managed separately as each business serves different customers (i.e., geographic in the case of North America and Europe and product type in the case of Specialty) and is affected by different economic conditions. Therefore, we present three reportable segments: North America, Europe and Specialty.

The following tables present our financial performance by reportable segment for the periods indicated (in thousands):

	North America	Europe	Specialty	Eliminations	Consolidated
Year Ended December 31, 2021
Revenue:
Third Party	$5,162,639	$6,061,948	$1,863,917	$—	$13,088,504
Intersegment	2,181	—	3,380	(5,561)	—
Total segment revenue	$5,164,820	$6,061,948	$1,867,297	$(5,561)	$13,088,504
Segment EBITDA	$944,465	$617,825	$223,149	$—	$1,785,439
Depreciation and amortization (1)	96,914	157,406	29,683	—	284,003
Year Ended December 31, 2020
Revenue:
Third Party	$4,631,306	$5,492,184	$1,505,340	$—	$11,628,830
Intersegment	1,033	—	3,655	(4,688)	—
Total segment revenue	$4,632,339	$5,492,184	$1,508,995	$(4,688)	$11,628,830
Segment EBITDA	$778,504	$427,582	$162,673	$—	$1,368,759
Depreciation and amortization (1)	97,390	172,927	29,180	—	299,497
Year Ended December 31, 2019
Revenue:
Third Party	$5,208,589	$5,838,124	$1,459,396	$—	$12,506,109
Intersegment	705	—	4,646	(5,351)	—
Total segment revenue	$5,209,294	$5,838,124	$1,464,042	$(5,351)	$12,506,109
Segment EBITDA	$712,957	$454,220	$161,184	$—	$1,328,361
Depreciation and amortization (1)	93,747	191,195	29,464	—	314,406
(1) Amounts presented include depreciation and amortization expense recorded within Cost of goods sold and Restructuring and acquisition related expenses.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and acquisition related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; and impairment charges. EBITDA, which is the basis for Segment EBITDA, is calculated as net income attributable to LKQ stockholders excluding discontinued operations and discontinued noncontrolling interest, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a reconciliation of Net Income to Segment EBITDA (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$1,092,124	$640,414	$545,034
Less: net income attributable to continuing noncontrolling interest	1,251	1,888	2,800
Less: net income attributable to discontinued noncontrolling interest	—	103	974
Net income attributable to LKQ stockholders	1,090,873	638,423	541,260
Subtract:
Net income (loss) from discontinued operations	648	(95)	1,619
Net income attributable to discontinued noncontrolling interest	—	(103)	(974)
Net income from continuing operations attributable to LKQ stockholders	1,090,225	638,621	540,615
Add:
Depreciation and amortization	259,992	272,292	290,770
Depreciation and amortization - cost of goods sold	23,099	21,672	21,312
Depreciation and amortization - restructuring expenses (1)	912	5,533	2,324
Interest expense, net of interest income	70,292	101,874	136,274
Loss (gain) on debt extinguishment	23,564	12,751	(128)
Provision for income taxes	330,591	249,498	215,330
EBITDA	1,798,675	1,302,241	1,206,497
Subtract:
Equity in earnings (losses) of unconsolidated subsidiaries (2)	22,937	5,012	(32,277)
Equity investment fair value adjustments	10,841	—	—
Gain due to resolution of acquisition related matter	—	—	12,063
Gains on bargain purchases and previously held equity interests	—	—	1,157
Add:
Restructuring and acquisition related expenses (1)	19,399	60,630	34,658
Restructuring expenses - cost of goods sold	93	7,141	20,654
Loss on disposal of businesses and impairment of net assets held for sale (3)	28	3,174	47,102
Change in fair value of contingent consideration liabilities	1,022	585	393
Segment EBITDA	$1,785,439	$1,368,759	$1,328,361
(1)    The sum of these two captions represents the total amount that is reported in Restructuring and acquisition related expenses in the Consolidated Statements of Income. Refer to Note 5, "Restructuring and Acquisition Related Expenses," for further information.
(2)    Refer to "Investments in Unconsolidated Subsidiaries" in Note 3, "Summary of Significant Accounting Policies," for further information.
(3)    Refer to "Net Assets Held for Sale" in Note 3, "Summary of Significant Accounting Policies," for further information.

The following table presents capital expenditures by reportable segment (in thousands):

	Year Ended December 31,
	2021	2020	2019
Capital Expenditures
North America	$129,174	$76,300	$131,643
Europe	141,009	85,039	121,596
Specialty	23,283	11,356	12,491
Total capital expenditures	$293,466	$172,695	$265,730

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents assets by reportable segment (in thousands):

	December 31,
	2021	2020	2019
Receivables, net
North America	$384,283	$386,289	$419,452
Europe	586,231	598,615	636,216
Specialty	102,258	88,485	75,464
Total receivables, net	1,072,772	1,073,389	1,131,132
Inventories
North America	825,806	810,798	991,062
Europe	1,326,569	1,302,649	1,401,801
Specialty	458,140	301,165	379,914
Total inventories	2,610,515	2,414,612	2,772,777
Property, plant and equipment, net
North America	628,472	583,985	610,573
Europe	576,846	583,439	538,951
Specialty	93,422	81,279	84,876
Total property, plant and equipment, net	1,298,740	1,248,703	1,234,400
Operating lease assets, net
North America	762,773	755,430	768,164
Europe	515,103	520,131	457,035
Specialty	83,448	77,563	83,312
Total operating lease assets, net	1,361,324	1,353,124	1,308,511
Equity method investments
North America	24,515	18,676	17,624
Europe	156,190	136,548	121,619
Total equity method investments	180,705	155,224	139,243
Other unallocated assets	6,082,098	6,115,481	6,193,893
Total assets	$12,606,154	$12,360,533	$12,779,956

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth our revenue by geographic area (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
United States	$6,625,951	$5,755,437	$6,220,267
United Kingdom	1,647,865	1,460,600	1,599,074
Germany	1,621,961	1,522,529	1,578,543
Other countries	3,192,727	2,890,264	3,108,225
Total revenue	$13,088,504	$11,628,830	$12,506,109

The following table sets forth our tangible long-lived assets by geographic area (in thousands):

	December 31,
	2021	2020	2019
Long-lived assets
United States	$1,486,987	$1,419,113	$1,467,701
Germany	329,247	360,184	340,995
United Kingdom	304,790	315,333	330,113
Other countries	539,040	507,197	404,102
Total long-lived assets	$2,660,064	$2,601,827	$2,542,911

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that LKQ Corporation and subsidiaries' (the "Company") disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting dated February 25, 2022

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

Based on this assessment, management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

We are implementing a new ERP system across our European business units using a phased approach. As a result of this implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the new control environment associated with this ERP. While we believe this new system will strengthen our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2022 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2021, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Dominick Zarcone	63	President, Chief Executive Officer and Director
Varun Laroyia	50	Executive Vice President and Chief Financial Officer
Arnd Franz	56	Chief Executive Officer, LKQ Europe
Walter P. Hanley	55	Senior Vice President - Development
Justin L. Jude	45	Senior Vice President of Operations - Wholesale Parts Division
Michael T. Brooks	52	Senior Vice President and Chief Information Officer
Matthew J. McKay	44	Senior Vice President - General Counsel & Corporate Secretary
Genevieve L. Dombrowski	45	Senior Vice President - Human Resources
Michael S. Clark	47	Vice President - Finance and Controller

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

Varun Laroyia joined us as Executive Vice President and Chief Financial Officer in October 2017. Prior to joining us, he was the Chief Financial Officer of CBRE’s Global Workplace Solutions (GWS) business since 2015, following CBRE’s acquisition of the GWS business from Johnson Controls Inc. (“JCI”), where he was the Chief Financial Officer and Vice President of Information Technology since 2013. From 2006 to 2013, Mr. Laroyia held various positions at JCI including Global Group Controller of its Building Efficiency segment, Group Vice President of Global Audit and Vice President of Finance and Administration for its Building Efficiency business across Europe and Africa. Previously, he held various leadership positions at Gateway, Inc., including Vice President and Controller for the Professional and Consumer segments. Prior to Gateway, he was with General Electric in the US, and then GE Capital in London. Mr. Laroyia started his career at KPMG in London and is a UK-qualified Chartered Accountant. Mr. Laroyia is a member of the Board of Directors of Univar Solutions, Inc., a global distributor of chemical products and related services.

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

Matthew J. McKay became our Senior Vice President, General Counsel and Corporate Secretary in March 2021. Prior thereto, he served as our Senior Vice President of Human Resources from June 2016 to March 2021 and Associate General Counsel from December 2007 to May 2016. Prior to joining us, Mr. McKay served as a law clerk for Judge William Bauer at the United States Court of Appeals for the Seventh Circuit.

Genevieve L. Dombrowski became our Senior Vice President of Human Resources in March 2021. Ms. Dombrowski joined us from Republic Services where she held various leadership positions within the HR function from May 2011 to February 2021, most recently serving as Vice President of Talent. Prior to Republic Services, Ms. Dombrowski worked as an HR leader for six years with Aramark in its Sports and Entertainment line of business from February 2005 to May 2011.

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

Code of Ethics

A copy of our Code of Ethics, which is applicable to our principal executive officer, principal financial officer, and principal accounting officer, is available through our website at www.lkqcorp.com. Any amendments to the elements of our Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K, or waivers granted to the above listed officers relating to such elements, will be posted on our website.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under the caption "Other Information—Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Restricted stock units	1,357,079	$—
Performance-based restricted stock units	458,019	$—
Total equity compensation plans approved by stockholders	1,815,098		8,823,744
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,815,098		8,823,744

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
(1) The 2020 and 2021 information is omitted from the table above as the information has been provided in "Allowance for Credit Losses" in Note 3, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits

The exhibits to this Annual Report on Form 10-K are listed in Item 15(b) of this Annual Report on Form 10-K. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

Exhibit Number	Description
10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.2	Amendment to LKQ Corporation 401(k) Plus Plan.
10.3	Trust for LKQ Corporation 401(k) Plus Plan.
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.7	Form of LKQ Corporation Restricted Stock Unit Agreement for Employees.
10.8	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award).
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award).
10.10	LKQ Corporation Cash Incentive Plan.
10.11	Form of LKQ Corporation Annual Cash Bonus Award Memorandum.
10.12	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum.
10.13	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement.
10.14	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.15	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014.
10.16	Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014.
10.17	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014.
10.18	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.19	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015.
10.20	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016.
10.21	Change of Control Agreement between LKQ Corporation and Varun Laroyia dated as of October 1, 2017.
10.22	Change of Control Agreement between LKQ Corporation and Arnd Franz dated as of October 1, 2019.
10.23	Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020.
10.24	Change of Control Agreement between LKQ Corporation and Genevieve L. Dombrowski dated as of March 22, 2021.
10.25	LKQ Severance Policy for Key Executives.
10.32	Offer Letter to Dominick P. Zarcone dated February 12, 2015.
10.33	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone.
10.34	Offer letter to Varun Laroyia dated September 5, 2017.
10.35	Offer Letter to Arnd Franz dated September 27, 2018.
10.36	Services Agreement dated as of November 27, 2018 between LKQ Corporation and Arnd Franz.
10.37	Services Agreement dated as of June 1, 2020 between LKQ Europe GmbH, an indirect wholly-owned subsidiary of LKQ Corporation, and Arnd Franz.

(b) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation, as amended as of May 7, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 8, 2019).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).
4.2	Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on February 2, 2016).
4.3	Amendment No. 1 dated as of December 14, 2016 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.3 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).
4.4	Amendment No. 2 dated as of December 1, 2017 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent. (incorporated herein by reference to Exhibit 4.4 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).
4.5	Amendment No. 3 dated as of November 20, 2018 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.5 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
4.6	Amendment No. 4 dated as of June 11, 2020 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation, LKQ Delaware LLP, and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on June 16, 2020).
4.7	Amendment No. 5 dated as of December 14, 2020 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 10-Q filed with the SEC on May 5, 2021).
4.8	Amendment No. 6 dated as of November 23, 2021 to the Fourth Amended and Restated Credit Agreement, which is Exhibit A to the Amendment and Restatement Agreement dated as of January 29, 2016 by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on November 30, 2021).
4.9	Indenture dated as of April 14, 2016 among LKQ Italia Bondco S.p.A., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the Trustee, and the Paying Agent, Transfer Agent and Registrar (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on April 18, 2016).
4.10	Supplemental Indenture dated as of June 13, 2016 among Auto Kelly a.s., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.11	Supplemental Indenture dated as of June 13, 2016 among ELIT CZ, spol. s r.o., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.12	Supplemental Indenture dated as of June 13, 2016 among Rhiag-Inter Auto Parts Italia S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).

Exhibit Number	Description
4.13	Supplemental Indenture dated as of June 13, 2016 among Bertolotti S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.5 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.14	Supplemental Indenture dated as of September 9, 2016 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
4.15	Supplemental Indenture dated as of July 24, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.16 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).
4.16	Supplemental Indenture dated as of November 29, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).
4.17	Supplemental Indenture dated as of April 27, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.18	Supplemental Indenture dated as of July 16, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.19	Supplemental Indenture dated as of June 21, 2019 among LKQ Italia Bondco S.p.A, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.20	Indenture dated as of April 9, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registrar (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on April 12, 2018).
4.21	Supplemental Indenture dated as of July 16, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.22	Supplemental Indenture dated as of June 21, 2019 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.23	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.21 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.2	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.3	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
10.6
Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.6 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).

10.7	Form of LKQ Corporation Restricted Stock Unit Agreement for Employees.
10.8	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award) (incorporated herein by reference to Exhibit 10.7 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).

Exhibit Number	Description
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award) (incorporated herein by reference to Exhibit 10.8 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.10	LKQ Corporation Cash Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-Q filed with the SEC on May 2, 2019).
10.11	Form of LKQ Corporation Annual Cash Bonus Award Memorandum (incorporated herein by reference to Exhibit 10.10 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.12	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum (incorporated herein by reference to Exhibit 10.11 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
10.13
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

10.15	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.16	Change of Control Agreement between LKQ Corporation and Victor M. Casini dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.17	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.18	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015 (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-Q filed with the SEC on May 1, 2015).
10.19	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.32 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).
10.20	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016 (incorporated herein by reference to Exhibit 10.34 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).
10.21
Change of Control Agreement between LKQ Corporation and Varun Laroyia dated as of October 1, 2017 (incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

10.22
Change of Control Agreement between LKQ Corporation and Arnd Franz dated as of October 1, 2019 (incorporated herein by reference to Exhibit 10.25 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).

10.23
Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020 (incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).

10.24	Change of Control Agreement between LKQ Corporation and Genevieve L. Dombrowski dated as of March 22, 2021.
10.25	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.26	Receivables Sale Agreement dated as of September 28, 2012 among Keystone Automotive Industries, Inc., as an Originator, Greenleaf Auto Recyclers, LLC, as an Originator, and LKQ Receivables Finance Company, LLC, as Buyer (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).
10.27	Receivables Purchase Agreement dated as of September 28, 2012 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).

Exhibit Number	Description
10.28	Amendment No. 1 to Receivables Purchase Agreement dated as of September 29, 2014 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on October 3, 2014).
10.29	Performance Undertaking, dated as of September 28, 2012 by LKQ Corporation in favor of LKQ Receivables Finance Company, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on October 4, 2012).
10.30	Amendment No. 2 to Receivables Purchase Agreement dated as of November 29, 2016 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., a Financial Institution, as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.40 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).
10.31	Amendment No. 3 to Receivables Purchase Agreement dated as of December 20, 2018 among LKQ Receivables Finance Company, LLC, as Seller, LKQ Corporation, as Servicer, Victory Receivables Corporation, as a Conduit, MUFG Bank, a Financial Institution as Administrative Agent and as a Managing Agent (incorporated herein by reference to Exhibit 10.31 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
10.32	Offer Letter to Dominick P. Zarcone dated February 12, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).
10.33	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on June 5, 2017).
10.34	Offer letter to Varun Laroyia dated September 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on September 6, 2017).
10.35	Offer Letter to Arnd Franz dated September 27, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-Q filed with the SEC on May 7, 2020).
10.36	Services Agreement dated as of November 27, 2018 between LKQ Corporation and Arnd Franz (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 10-Q filed with the SEC on May 7, 2020).
10.37	Services Agreement dated as of June 1, 2020 between LKQ Europe GmbH, an indirect wholly-owned subsidiary of LKQ Corporation, and Arnd Franz (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 10-Q filed with the SEC on August 4, 2020).
21.1	List of subsidiaries, jurisdictions and assumed names.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

LKQ CORPORATION

By:	/s/ DOMINICK ZARCONE
Dominick Zarcone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

Signature	Title

/s/ DOMINICK ZARCONE	President and Chief Executive Officer, Director
Dominick Zarcone	(Principal Executive Officer)

/s/ VARUN LAROYIA	Executive Vice President and Chief Financial Officer
Varun Laroyia	(Principal Financial Officer)

/s/ MICHAEL S. CLARK	Vice President—Finance and Controller
Michael S. Clark	(Principal Accounting Officer)

/s/ PATRICK BERARD	Director
Patrick Berard

/s/ MEG ANN DIVITTO	Director
Meg Ann Divitto

/s/ ROBERT M. HANSER	Director
Robert M. Hanser

/s/ JOSEPH M. HOLSTEN	Director
Joseph M. Holsten

/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie

/s/ JOHN W. MENDEL	Director
John W. Mendel

/s/ JODY G. MILLER	Director
Jody G. Miller

/s/ GUHAN SUBRAMANIAN	Director
Guhan Subramanian

/s/ XAVIER URBAIN	Director
Xavier Urbain

/s/ JACOB WELCH	Director
Jacob Welch