Form 10-Q
period 2022-03-31
LKQ CORP
filed 2022-05-04
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At April 29, 2022, the registrant had outstanding an aggregate of 282,832,938 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$3,348	$3,171
Cost of goods sold	1,991	1,877
Gross margin	1,357	1,294
Selling, general and administrative expenses	924	849
Restructuring and transaction related expenses	3	8
Depreciation and amortization	59	66
Operating income	371	371
Other expense (income):
Interest expense, net of interest income	15	24
Other income, net	—	(6)
Total other expense, net	15	18
Income from continuing operations before provision for income taxes	356	353
Provision for income taxes	89	93
Equity in earnings of unconsolidated subsidiaries	2	6
Income from continuing operations	269	266
Net income from discontinued operations	4	—
Net income	$273	$266

Basic earnings per share: (1)
Income from continuing operations	$0.94	$0.88
Net income from discontinued operations	0.02	—
Net income	$0.96	$0.88

Diluted earnings per share: (1)
Income from continuing operations	$0.94	$0.88
Net income from discontinued operations	0.02	—
Net income	$0.95	$0.88
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income	$273	$266

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(54)	(25)
Net change in unrealized gains/losses on cash flow hedges, net of tax	—	1
Other comprehensive income (loss) from unconsolidated subsidiaries	1	(3)
Other comprehensive loss	(53)	(27)

Comprehensive income	$220	$239

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$327	$274
Receivables, net	1,239	1,073
Inventories	2,573	2,611
Assets held for sale	290	2
Prepaid expenses and other current assets	253	294
Total current assets	4,682	4,254
Property, plant and equipment, net	1,256	1,299
Operating lease assets, net	1,301	1,361
Goodwill	4,426	4,540
Other intangibles, net	715	746
Equity method investments	179	181
Other noncurrent assets	219	225
Total assets	$12,778	$12,606
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,370	$1,176
Accrued expenses:
Accrued payroll-related liabilities	219	261
Refund liability	106	107
Other accrued expenses	330	271
Liabilities held for sale	127	—
Current portion of operating lease liabilities	192	203
Current portion of long-term obligations	31	35
Other current liabilities	120	112
Total current liabilities	2,495	2,165
Long-term operating lease liabilities, excluding current portion	1,161	1,209
Long-term obligations, excluding current portion	2,680	2,777
Deferred income taxes	270	279
Other noncurrent liabilities	349	365
Commitments and contingencies
Redeemable noncontrolling interest	24	24
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 322.0 shares issued and 284.7 shares outstanding at March 31, 2022; 321.6 shares issued and 287.0 shares outstanding at December 31, 2021	3	3
Additional paid-in capital	1,482	1,474
Retained earnings	5,995	5,794
Accumulated other comprehensive loss	(206)	(153)
Treasury stock, at cost; 37.3 shares at March 31, 2022 and 34.6 shares at December 31, 2021	(1,490)	(1,346)
Total Company stockholders' equity	5,784	5,772
Noncontrolling interest	15	15
Total stockholders' equity	5,799	5,787
Total liabilities and stockholders' equity	$12,778	$12,606

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$273	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	72
Stock-based compensation expense	13	8
Other	(4)	(9)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(230)	(198)
Inventories	(98)	(13)
Prepaid income taxes/income taxes payable	60	(21)
Accounts payable	309	331
Other operating assets and liabilities	21	87
Net cash provided by operating activities	409	523
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(59)	(42)
Proceeds from disposals of property, plant and equipment	2	8
Other investing activities, net	(6)	1
Net cash used in investing activities	(63)	(33)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	289	1,288
Repayments under revolving credit facilities	(334)	(1,392)
Repayments under term loans	—	(4)
(Repayments) borrowings of other debt, net	(8)	26
Settlement of derivative instruments, net	—	(57)
Dividends paid to LKQ stockholders	(71)	—
Purchase of treasury stock	(144)	(57)
Other financing activities, net	(10)	(12)
Net cash used in financing activities	(278)	(208)
Effect of exchange rate changes on cash and cash equivalents	(6)	(4)
Net increase in cash and cash equivalents, including cash classified within current assets held for sale	62	278
Less: increase in cash classified within current assets held for sale	9	—
Net increase in cash and cash equivalents	53	278
Cash and cash equivalents, beginning of period	274	312
Cash and cash equivalents, end of period	$327	$590

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$28	$116
Interest	$6	$6

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	321.6	$3	(34.6)	$(1,346)	$1,474	$5,794	$(153)	$15	$5,787
Net income	—	—	—	—	—	273	—	—	273
Other comprehensive loss	—	—	—	—	—	—	(53)	—	(53)
Purchase of treasury stock	—	—	(2.7)	(144)	—	—	—	—	(144)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(5)	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared to LKQ stockholders ($0.25 per share)	—	—	—	—	—	(72)	—	—	(72)
Balance as of March 31, 2022	322.0	$3	(37.3)	$(1,490)	$1,482	$5,995	$(206)	$15	$5,799

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	320.9	$3	(17.3)	$(469)	$1,444	$4,776	$(99)	$16	$5,671
Net income	—	—	—	—	—	266	—	—	266
Other comprehensive loss	—	—	—	—	—	—	(27)	—	(27)
Purchase of treasury stock	—	—	(1.5)	(57)	—	—	—	—	(57)
Vesting of restricted stock units, net of shares withheld for employee tax	0.3	—	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Balance as of March 31, 2021	321.2	$3	(18.8)	$(526)	$1,450	$5,042	$(126)	$16	$5,859

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

We have prepared the accompanying Unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") applicable to interim financial statements. Accordingly, certain information related to our significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normally recurring adjustments) necessary to fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 ("2021 Form 10-K").

In the current year, we changed the presentation of our Unaudited Condensed Consolidated Financial Statements from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

Note 2. Financial Statement Information

Allowance for Credit Losses

Receivables, net are reported net of an allowance for credit losses. Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected credit losses was $58 million and $53 million as of March 31, 2022 and December 31, 2021, respectively. The provision for credit losses was $8 million and $2 million for the three months ended March 31, 2022 and 2021, respectively.

Inventories

Inventories consist of the following (in millions):

	March 31, 2022	December 31, 2021
Aftermarket and refurbished products	$2,117	$2,168
Salvage and remanufactured products	421	406
Manufactured products	35	37
Total inventories	$2,573	$2,611

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of March 31, 2022, manufactured products inventory was composed of $25 million of raw materials, $5 million of work in process, and $5 million of finished goods. As of December 31, 2021, manufactured products inventory was composed of $27 million of raw materials, $4 million of work in process, and $5 million of finished goods.

Net Assets Held for Sale

In March 2022, we entered into a definitive agreement to sell PGW Auto Glass (“PGW”), our aftermarket glass business within our Wholesale - North America segment. In connection with entering into this agreement, we concluded that this disposal group met the held for sale criteria and classified PGW's assets and liabilities as held for sale. The sale was completed in April 2022 for a sales price of $362 million, subject to customary post-closing purchase price adjustments.

As of March 31, 2022, total assets and liabilities of the combined disposal group held for sale on the Unaudited Condensed Consolidated Balance Sheet were as follows (in millions):

March 31, 2022
Cash and cash equivalents	$9
Receivables, net	47
Inventories	100
Prepaid expenses and other current assets	1
Total current assets held for sale	157
Property, plant and equipment, net	31
Operating lease assets, net	39
Goodwill	56
Other intangibles, net	6
Other noncurrent assets	1
Total assets held for sale	$290

Accounts payable	$83
Accrued payroll-related liabilities	2
Other accrued expenses	3
Current portion of operating lease liabilities	11
Total current liabilities held for sale	99
Long term operating lease liabilities, excluding current portion	27
Other noncurrent liabilities	1
Total liabilities held for sale	$127

Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2021, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 70%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first quarter of 2022 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Investments in Unconsolidated Subsidiaries

We account for our Investments in unconsolidated subsidiaries using the equity method of accounting, as our investments give us the ability to exercise significant influence, but not control, over the investee.

The carrying value of our Investments in unconsolidated subsidiaries were as follows (in millions):

	Ownership as of March 31, 2022	March 31, 2022	December 31, 2021
Mekonomen AB(1)(2)	26.6%	$145	$145
Other		34	36
Total		$179	$181
(1)    As of March 31, 2022, the fair value of our investment in Mekonomen AB ("Mekonomen") was $183 million based on the quoted market price for Mekonomen's common stock.
(2)    As of March 31, 2022, our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $8 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag.

Warranty Reserve

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of the remanufactured engines are sold with a standard three or four year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products. These assurance-type warranties are not considered a separate performance obligation, and thus no transaction price is allocated to them. We record warranty costs in Cost of goods sold in our Unaudited Condensed Consolidated Statements of Income. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The changes in the warranty reserve are as follows (in millions):

Warranty Reserve
Balance as of December 31, 2021	$30
Warranty expense	18
Warranty claims	(16)
Balance as of March 31, 2022	$32

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

Stockholders' Equity

Treasury Stock

As of March 31, 2022, our Board of Directors had authorized a stock repurchase program under which we are able to purchase up to $2,000 million of our common stock from time to time through October 25, 2024. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Repurchased shares are accounted for as treasury stock using the cost method.

During the three months ended March 31, 2022, we repurchased 2.7 million shares of common stock for an aggregate price of $144 million. During the three months ended March 31, 2021, we repurchased 1.5 million shares of common stock for an aggregate price of $57 million. As of March 31, 2022, there was $510 million of remaining capacity under our repurchase program.

Noncontrolling Interest

We present redeemable noncontrolling interest on our balance sheet related to redeemable shares issued to a minority shareholder in conjunction with a previous acquisition. The redeemable shares contain (i) a put option for all noncontrolling interest shares at a fixed price of $24 million (€21 million) for the minority shareholder exercisable in the fourth quarter of 2023, (ii) a call option for all noncontrolling interest shares at a fixed price of $26 million (€23 million) for us exercisable beginning in the first quarter of 2026 through the end of the fourth quarter of 2027, and (iii) a guaranteed dividend to be paid quarterly to the minority shareholder through the fourth quarter of 2023. The redeemable shares do not provide the minority shareholder with rights to participate in the profits and losses of the subsidiary prior to the exercise date of the put option. As the put option is outside our control, we recorded a $24 million Redeemable noncontrolling interest at the put option's redemption value outside of permanent equity on our Unaudited Condensed Consolidated Balance Sheets.

Note 3. Revenue Recognition

The majority of our revenue is derived from the sale of vehicle parts. We recognize revenue for the sale of products at the point in time when the performance obligation has been satisfied and control has transferred to the customer, which generally occurs upon shipment or delivery to a customer based on terms of the sale.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, disaggregated by reportable segment (in millions):

	Three Months Ended March 31,
	2022	2021
Wholesale - North America	$1,106	$969
Europe	1,481	1,455
Specialty	460	458
Self Service	57	50
Parts and services	3,104	2,932
Wholesale - North America	95	82
Europe	7	8
Self Service	142	149
Other	244	239
Total revenue	$3,348	$3,171

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

For Wholesale - North America and Self Service, vehicle replacement products include sheet metal collision parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; automotive glass products such as windshields; mirrors; grilles; wheels; and large mechanical items such as engines and transmissions. For Europe, vehicle replacement products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. For our Specialty operations, we serve seven product segments: truck and off-road; speed and performance; recreational vehicles; towing; wheels, tires and performance handling; marine; and miscellaneous accessories.

Our service-type warranties typically have service periods ranging from 6 months to 36 months. Proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in millions):

Service-Type Warranties
Balance as of January 1, 2022	$32
Additional warranty revenue deferred	11
Warranty revenue recognized	(13)
Balance as of March 31, 2022	$30

Other Revenue

Revenue from other sources include sales of scrap and precious metals (platinum, palladium, and rhodium), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from furnace operations. We derive scrap metal and other precious metals from several sources in both our Wholesale - North America and Self Service segments, including vehicles that have been used in our recycling operations and vehicles from original equipment manufacturers ("OEMs") and other entities that contract with us for secure disposal of "crush only" vehicles. Revenue from the sale of hulks in our Wholesale - North America and Self Service segments is recognized based on a price per ton of delivered material when the customer (processor) collects the scrap.

Revenue by Geographic Area

See Note 13, "Segment and Geographic Information" for information related to our revenue by geographic region.

Variable Consideration

The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. We utilize the “expected value method” or the “most likely amount” method in order to estimate variable consideration, depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $106 million and $57 million, respectively, as of March 31, 2022, and $107 million and $58 million, respectively, as of December 31, 2021. The refund liability is presented separately on the Unaudited Condensed Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $93 million and $144 million as of March 31, 2022 and December 31, 2021, respectively.

Note 4. Restructuring and Transaction Related Expenses

Global Restructuring Programs

In 2019, we commenced a cost reduction initiative, covering all of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. This program was expanded in 2020 as we identified additional opportunities to eliminate inefficiencies, including actions in response to impacts to the business from COVID-19. We have incurred and expect to incur costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives.

During the three months ended March 31, 2022, we did not incur a significant amount of restructuring expenses under these programs. During the three months ended March 31, 2021, we recognized net restructuring expenses totaling $3 million which included employee-related costs, facility exit costs, and a $3 million gain from the sale of a building to be closed. Of the cumulative program costs incurred to date, $58 million, $43 million, $2 million and $2 million related to our Europe, Wholesale – North America, Specialty and Self Service segments, respectively. The actions under the 2019 Global Restructuring Program are substantially complete and the 2020 Global Restructuring Program are expected to be completed in 2023. We estimate total costs under the programs through their expected completion dates will be between $105 million and $115 million, of which approximately $63 million, $44 million, $2 million and $2 million will be incurred by our Europe, Wholesale – North America, Specialty and Self Service segments, respectively; these segment amounts represent the midpoints of the expected ranges of costs to be incurred by each segment.

As of March 31, 2022 and December 31, 2021, restructuring liabilities incurred related to these programs totaled $12 million and $14 million, respectively, including $8 million and $9 million, respectively, related to leases we have exited or expect to exit prior to the end of the lease term (reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Unaudited Condensed Consolidated Balance Sheets). Our lease-related restructuring liabilities are estimated based on remaining rent payments after our actual exit date for facilities closed as of March 31, 2022 and after our planned exit date for facilities we expect to close in future periods; these liabilities do not reflect any estimated proceeds we may be able to achieve through subleasing the facilities.

Acquisition Integration Plans

We did not incur a significant amount of restructuring expenses for our acquisition integration plans for either of the three-month periods ended March 31, 2022 or March 31, 2021. We expect to incur future expenses of up to $5 million to complete an integration plan related to acquisitions completed in our Specialty segment during 2021.

1 LKQ Europe Program

In 2019, we announced a multi-year program called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe program, we are reorganizing our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2024.

During the three months ended March 31, 2022, we did not incur a significant amount of expenses under our 1 LKQ Europe program. During the three months ended March 31, 2021, we recognized $5 million of employee-related restructuring charges. We estimate that we will incur between $40 million and $50 million in total personnel and inventory-related restructuring charges through 2024 under the program. We may identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. As of March 31, 2022, the restructuring liabilities related to this program were insignificant.

Transaction Related Expenses

During the three months ended March 31, 2022, we incurred $3 million of transaction related expenses. These expenses included external costs such as legal, accounting and advisory fees related to completed and potential transactions.

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

Outstanding unvested RSUs earn dividend equivalents at the same rate as dividends on LKQ's common stock. The dividend equivalents are subject to the same vesting requirements, restrictions and forfeiture provisions as the original award.

The fair value of RSUs that vested during the three months ended March 31, 2022 was $18 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the three months ended March 31, 2022 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2022	1.4	$34.85
Granted (2)	0.6	$48.97
Vested	(0.4)	$34.23
Unvested as of March 31, 2022	1.6	$40.24
Expected to vest after March 31, 2022	1.4	$40.33	3.2	$62
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2021 was $38.52.

Starting in 2019, we granted performance-based three-year RSUs ("PSUs") to certain employees, including executive officers, under our Equity Incentive Plan. As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on our performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the applicable three-year performance periods.

Outstanding unvested PSUs earn dividend equivalents at the same rate as dividends on LKQ's common stock. The dividend equivalents are subject to the same vesting requirements, restrictions and forfeiture provisions as the original award.

The fair value of PSUs that vested during the three months ended March 31, 2022 was $8 million; the fair value of PSUs vested is based on the market price of LKQ stock on the date vested.

The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the three months ended March 31, 2022 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2022	0.5	$31.96
Granted (2)	0.1	$48.92
Vested	(0.2)	$27.75
Unvested as of March 31, 2022	0.4	$38.32
Expected to vest after March 31, 2022	0.4	$38.32	1.7	$18
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the three months ended March 31, 2021 was $38.50.

Stock-Based Compensation Expense

Pre-tax stock-based compensation expense for RSUs and PSUs totaled $13 million and $8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, unrecognized compensation expense related to unvested RSUs and PSUs was $66 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from current achievement estimates.

Note 6. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Income from continuing operations	$269	$266
Denominator for basic earnings per share—Weighted-average shares outstanding	285.7	303.1
Effect of dilutive securities:
RSUs	0.8	0.6
PSUs	0.3	0.1
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	286.8	303.8
Basic earnings per share from continuing operations	$0.94	$0.88
Diluted earnings per share from continuing operations (1)	$0.94	$0.88
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The following table sets forth the number of employee stock-based compensation awards outstanding but not included in the computation of diluted earnings per share because their effect would have been antidilutive for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Antidilutive securities:
RSUs	—	0.1

Note 7. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended March 31, 2022
	Foreign Currency Translation	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(121)	$(24)	$(8)	$(153)
Pretax loss	(54)	—	—	(54)
Other comprehensive income from unconsolidated subsidiaries	—	—	1	1
Balance as of March 31, 2022	$(175)	$(24)	$(7)	$(206)

	Three Months Ended March 31, 2021
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2021	$(57)	$(1)	$(33)	$(8)	$(99)
Pretax (loss) income	(25)	3	—	—	(22)
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized gain	—	(2)	—	—	(2)
Reclassification of deferred income taxes	—	1	—	—	1
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(3)	(3)
Balance as of March 31, 2021	$(82)	$—	$(33)	$(11)	$(126)

During the three months ended March 31, 2021, net unrealized gains on cross currency swaps totaling $2 million were recorded to Other income, net in the Unaudited Condensed Consolidated Statements of Income; these amounts offset the impact of the remeasurement of the underlying transactions.

Net unrealized losses and gains related to our pension plans were recorded to Other income, net in the Unaudited Condensed Consolidated Statements of Income during each of the three-month periods ended March 31, 2022 and 2021.

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 8. Long-Term Obligations

Long-term obligations consist of the following (in millions):

	March 31, 2022	December 31, 2021
Senior secured credit agreement:
Revolving credit facilities	$1,813	$1,887
Euro Notes (2024)	553	569
Euro Notes (2028)	277	284
Notes payable through October 2030 at weighted average interest rates of 2.9% and 2.8%, respectively	21	23
Finance lease obligations at weighted average interest rates of 3.5% and 3.5%, respectively	50	52
Other debt at weighted average interest rates of 1.5% and 1.1%, respectively	7	9
Total debt	2,721	2,824
Less: long-term debt issuance costs	(10)	(12)
Total debt, net of debt issuance costs	2,711	2,812
Less: current maturities, net of debt issuance costs	(31)	(35)
Long term debt, net of debt issuance costs	$2,680	$2,777

Senior Secured Credit Agreement

On November 23, 2021, LKQ Corporation and certain other subsidiaries of LKQ (collectively, the "Borrowers") entered into Amendment No. 6 to the Fourth Amended and Restated Credit Agreement dated January 29, 2016 (the "Credit Agreement"), which modified certain interest rates to provide that (1) Loans denominated in euros shall bear interest at a rate per annum equal to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent) plus the Applicable Rate, (2) Swingline Loans denominated in pound sterling shall bear interest at a rate per annum equal to the Sterling Overnight Index Average as administered by the Bank of England (or any successor administrator of the Sterling Overnight Index Average) (“SONIA”) plus the Applicable Rate, (3)

Revolving Loans denominated in pound sterling shall bear interest at a rate per annum equal to SONIA plus an adjustment equal to 0.0326% per annum plus the Applicable Rate, and (4) Loans denominated in Swiss francs shall bear interest at a rate per annum equal to the Swiss Average Rate Overnight as administered by SIX Swiss Exchange AG (or any successor administrator of the Swiss Average Rate Overnight) plus the Applicable Rate. All other interest rates remain the same.

On April 18, 2022, S&P Global Ratings assigned LKQ an issuer credit rating of 'BBB-' with a stable outlook. This rating upgrade triggered the banks in our credit facility to release all collateral required under the Credit Agreement and suspend all collateral requirements.

The total capacity under the revolving credit facility's multicurrency component is $3,150 million. Amounts outstanding under the revolving credit facility are due and payable upon maturity of the Credit Agreement on January 29, 2024.

We also had the option to prepay outstanding amounts under the Credit Agreement without penalty. We were required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds were not reinvested within twelve months. During the second quarter of 2021, we exercised our option to prepay the outstanding amount on the term loan, and thus did not have any term loan borrowings as of March 31, 2022.

The Credit Agreement contains customary representations and warranties and customary covenants that provide limitations and conditions on our ability to enter into certain transactions. The Credit Agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.

Borrowings under the Credit Agreement bear interest at variable rates, which depend on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin is subject to change in increments of 0.25% depending on the net leverage ratio. Interest payments are due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. The weighted average interest rates on borrowings outstanding under the Credit Agreement at March 31, 2022 and December 31, 2021 were 1.2% and 1.1%, respectively. We also pay a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee is subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we pay a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which are due quarterly in arrears.

Of the total borrowings outstanding under the Credit Agreement, there were no current maturities as of March 31, 2022 or December 31, 2021. As of March 31, 2022, there were letters of credit outstanding in the aggregate amount of $69 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at March 31, 2022 was $1,268 million.

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

Euro Notes (2026/2028)

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

On April 1, 2021, we redeemed the 3.625% Euro Notes (2026) at a redemption price equal to 101.813% of the principal amount of the Euro Notes (2026) plus accrued and unpaid interest thereon to, but not including, April 1, 2021. The total redemption payment was $915 million (€777 million), including an early redemption premium of $16 million (€14 million) and accrued and unpaid interest of $16 million (€14 million). In the second quarter of 2021, we recorded a loss on debt extinguishment of $24 million related to the redemption due to the early-redemption premium and the write-off of the unamortized debt issuance costs.

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

The Euro Notes (2028) and the related guarantees are, respectively, LKQ Euro Holdings' and each Euro Notes (2028) Guarantor's senior unsecured obligations and will be subordinated to all of LKQ Euro Holdings' and the Euro Notes (2028) Guarantors' existing and future secured debt to the extent of the assets securing that secured debt. In addition, the Euro Notes (2028) are effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the Euro Notes (2028) to the extent of the assets of those subsidiaries. The Euro Notes (2028) have been listed on the Global Exchange Market of Euronext Dublin.

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

Restricted Payments

Our senior secured credit agreement and our senior notes indentures contain limitations on payment of cash dividends or other distributions of assets. Delaware law also imposes restrictions on dividend payments. These restrictions did not impact the payment of our dividend declared in February 2022 and paid in March 2022 and are not expected to impact future dividend payments.

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

We held cross currency swaps in the beginning of 2021, which contained an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The swaps were intended to minimize the impact of fluctuating exchange rates and interest rates on the cash flows resulting from the related intercompany financing arrangements. Changes in the fair value of the derivative instruments were recorded in Accumulated other comprehensive income (loss) and were reclassified to Interest expense, net of interest income and Other income, net when the underlying transactions had an impact on earnings. We had no outstanding cross currency swaps as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, we held no cash flow hedges. The activity related to our previously matured cash flow hedges is included in Note 7, "Accumulated Other Comprehensive Income (Loss)."

The activity related to our cash flow hedges is presented in either operating activities or financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Other Derivative Instruments Not Designated as Hedges

To manage our foreign currency exposure on non-functional currency denominated borrowings, we entered into short-term foreign currency forward contracts in 2021. As of March 31, 2022, we held no foreign currency forward contracts related to non-functional currency denominated borrowings.

We elected not to apply hedge accounting for these transactions, and therefore the contracts were adjusted to fair value through our results of operations as of each balance sheet date. The fair values of these short-term derivative instruments were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets.

We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at March 31, 2022 and December 31, 2021, along with the effect on our results of operations during the three months ended March 31, 2022 and 2021, were immaterial.

Note 10. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three months ended March 31, 2022, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2022 and December 31, 2021 (in millions):

	Balance as of March 31, 2022	Fair Value Measurements as of March 31, 2022
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liabilities	$14	$—	$—	$14
Deferred compensation liabilities	86	—	86	—
Total Liabilities	$100	$—	$86	$14

	Balance as of December 31, 2021	Fair Value Measurements as of December 31, 2021
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liabilities	$18	$—	$—	$18
Deferred compensation liabilities	89	—	89	—
Total Liabilities	$107	$—	$89	$18

The current portion of contingent consideration liabilities is included in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets; the noncurrent portion of deferred compensation liabilities and contingent consideration liabilities is included in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both March 31, 2022 and December 31, 2021, the fair value of the credit agreement borrowings reasonably approximated the carrying values of $1,813 million and $1,887 million, respectively. As of March 31, 2022 and December 31, 2021, the fair values of the Euro Notes (2024) were approximately $573 million and $605 million, respectively, compared to carrying values of $553 million and $569 million, respectively. As of March 31, 2022 and December 31, 2021, the fair values of the Euro Notes (2028) were $287 million and $301 million, respectively, compared to carrying values of $277 million and $284 million, respectively.

The fair value measurements of the borrowings under the credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2022 and December 31, 2021 to assume these obligations. The fair values of the Euro Notes (2024) and Euro Notes (2028) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 11. Employee Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

As of March 31, 2022 and December 31, 2021, the aggregate funded status of the defined benefit plans was a liability of $125 million and $131 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

Net periodic benefit cost for our defined benefit plans totaled $1 million for each of the three-month periods ended March 31, 2022 and 2021 and primarily related to service cost which is recorded to Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income.

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

Our effective income tax rate for the three months ended March 31, 2022 was 25.0%, compared to 26.3% for the three months ended March 31, 2021. The lower estimated annual effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily attributable to the geographic distribution of income. For the three months ended March 31, 2022, the effective tax rate was partially decreased by net favorable discrete items including excess tax benefits from stock-based payments partially offset by the revaluation of deferred tax balances in connection with an enacted rate change. Net discrete items for the three months ended March 31, 2021 reduced the effective tax rate by 0.2%, primarily due to excess tax benefits on stock-based payments. Additionally, for the three months ended March 31, 2022, we recorded a $4 million benefit related to the reassessment of a previously recorded valuation allowance on a deferred tax asset. This item was recorded to Net income from discontinued operations.

Note 13. Segment and Geographic Information

We have four operating segments: Wholesale – North America, Europe, Specialty and Self Service, each of which is presented as a reportable segment. Beginning in 2022, the Wholesale - North America and Self Service operating segment results were separated from the previous reportable segment, North America, and each of Wholesale - North America and Self Service is now a separate reportable segment. Segment results have been adjusted retrospectively to reflect this change.

The segments are organized based on a combination of geographic areas served and type of product lines offered. The segments are managed separately as the businesses serve different customers and are affected by different economic conditions. Wholesale - North America and Self Service have similar economic characteristics and have common products and services, customers and methods of distribution. We are reporting these operating segments separately to provide greater transparency to investors.

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended March 31, 2022
Revenue:
Third Party	$1,201	$1,488	$460	$199	$—	$3,348
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,201	$1,488	$461	$199	$(1)	$3,348
Segment EBITDA	$218	$131	$58	$40	$—	$447
Depreciation and amortization (1)	19	34	8	4	—	65
Three Months Ended March 31, 2021
Revenue:
Third Party	$1,051	$1,463	$458	$199	$—	$3,171
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,051	$1,463	$459	$199	$(1)	$3,171
Segment EBITDA	$194	$141	$61	$56	$—	$452
Depreciation and amortization (1)	21	40	7	4	—	72
(1)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold and Restructuring and transaction related expenses.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for reserves for asset recoverability and expenditures to support our employees and their families). EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense.

The table below provides a reconciliation of Net Income to EBITDA and Segment EBITDA (in millions):

	Three Months Ended March 31,
	2022	2021
Net income	$273	$266
Subtract:
Net income from discontinued operations	4	—
Net income from continuing operations	269	266
Add:
Depreciation and amortization	59	66
Depreciation and amortization - cost of goods sold	6	6
Interest expense, net of interest income	15	24
Provision for income taxes	89	93
EBITDA	438	455
Subtract:
Equity in earnings of unconsolidated subsidiaries (1)	2	6
Equity investment fair value adjustments	(1)	5
Add:
Restructuring and transaction related expenses	3	8
Losses on previously held equity interests	1	—
Direct impacts of Ukraine/Russia conflict (2)	6	—
Segment EBITDA	$447	$452
(1)    Refer to "Investments in Unconsolidated Subsidiaries" in Note 2, "Financial Statement Information," for further information.
(2)    Adjustments include provisions for reserves for asset recoverability (receivables and inventory) and expenditures to support our employees and their families in Ukraine.

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended March 31,
	2022	2021
Capital Expenditures
Wholesale – North America	$29	$11
Europe	23	26
Specialty	4	2
Self Service	3	3
Total capital expenditures	$59	$42

The following table presents assets by reportable segment (in millions):

	March 31, 2022 (1)	December 31, 2021
Receivables, net
Wholesale – North America	$374	$367
Europe	702	586
Specialty	142	102
Self Service	21	18
Total receivables, net	1,239	1,073
Inventories
Wholesale – North America	696	776
Europe	1,300	1,327
Specialty	519	458
Self Service	58	50
Total inventories	2,573	2,611
Property, plant and equipment, net
Wholesale – North America	501	526
Europe	561	577
Specialty	92	93
Self Service	102	103
Total property, plant and equipment, net	1,256	1,299
Operating lease assets, net
Wholesale – North America	563	611
Europe	498	515
Specialty	92	83
Self Service	148	152
Total operating lease assets, net	1,301	1,361
Other unallocated assets	6,409	6,262
Total assets	$12,778	$12,606
(1)    The Wholesale - North America segment excludes amounts which are held for sale. See Note 2, "Financial Statement Information" for information related to the held for sale balances.

We report net receivables; inventories; net property, plant and equipment; and net operating lease assets by segment as that information is used by the chief operating decision maker in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash and cash equivalents, prepaid expenses and other current and noncurrent assets, goodwill, other intangibles and equity method investments.

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

The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue
United States	$1,750	$1,605
United Kingdom	425	403
Germany	386	388
Other countries	787	775
Total revenue	$3,348	$3,171

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	March 31, 2022	December 31, 2021
Long-lived assets
United States	$1,419	$1,487
Germany	314	329
United Kingdom	290	305
Other countries	534	539
Total long-lived assets	$2,557	$2,660

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

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

We are organized into four operating segments: Wholesale – North America; Europe; Specialty; and Self Service, each of which is presented as a reportable segment. Beginning in 2022, the Wholesale - North America and Self Service operating segment results were separated from the previous reportable segment, North America, and each of Wholesale - North America and Self Service is now a separate reportable segment. Segment results have been adjusted retrospectively to reflect this change.

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

Acquisitions and Investments

Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Through 2018, our acquisition strategy was focused on consolidation to build scale in fragmented markets across North America and Europe. We targeted companies that were market leaders, expanded our geographic presence and enhanced our ability to provide a wide array of vehicle products through our distribution network. In the last few years, we have shifted our focus from larger transactions to tuck-in acquisitions that target high synergies and/or add critical capabilities. Additionally, we have made investments in various businesses to advance our strategic objectives. See "Investments in Unconsolidated Subsidiaries" in Note 2, "Financial Statement Information," to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our investments.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories used to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. Revenue from other sources includes scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters) sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 3, "Revenue Recognition" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2021 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2022.

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

1 LKQ Europe Program

We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we expect to recognize the following:

•Restructuring expenses — Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe program from which the business will derive no ongoing benefit. See Note 4, "Restructuring and Transaction Related Expenses” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses, Restructuring and transaction related expenses and Purchases of property, plant and equipment in our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2024. During the three months ended March 31, 2022 we incurred $6 million in costs across all three categories noted above. We expect that costs of the program, reflecting all three categories noted above, will range between $30 million and $50 million in 2022 with an additional $50 million to $70 million in 2023 and 2024 through the projected program completion date. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by trade working capital initiatives across our Europe segment.

Ukraine/Russia Conflict

The Russian invasion of Ukraine and resulting global governmental response have impacted, and are expected to continue to impact, our business in 2022. Governmental sanctions imposed on Russia have restricted our ability to sell and collect from customers based in Russia, and Russian military activity in Ukrainian territory has temporarily changed the way in which we operate in Ukraine. Many of our branches have remained open, although operating at less than full capacity, during the conflict, while others have closed temporarily. We expect to continue operating in this manner unless conditions change. While we do anticipate to experience some negative impact from the consequences of this conflict, we do not expect it to have a material impact on our results of operations or cash flows. Our operations in Ukraine represent less than 1% of both our total annual revenue and total annual operating profit and comprised approximately $40 million of gross assets as of March 31, 2022. In addition, LKQ revenue from customers in Russia represents less than 0.3% of our total revenue. As future developments in the conflict are difficult to project and outside of our control, it is possible that the estimates underlying our financials may change significantly in future periods.

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

•Segment EBITDA - See Note 13, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of goods sold	59.5%	59.2%
Gross margin	40.5%	40.8%
Selling, general and administrative expenses	27.6%	26.8%
Restructuring and transaction related expenses	0.1%	0.2%
Depreciation and amortization	1.8%	2.1%
Operating income	11.1%	11.7%
Total other expense, net	0.4%	0.6%
Income from continuing operations before provision for income taxes	10.6%	11.1%
Provision for income taxes	2.7%	2.9%
Equity in earnings of unconsolidated subsidiaries	0.1%	0.2%
Income from continuing operations	8.0%	8.4%
Net income from discontinued operations	0.1%	—%
Net income	8.2%	8.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
	2022	2021	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,104	$2,932	6.9%	1.7%	(2.7)%	5.9%
Other revenue	244	239	2.1%	0.1%	(0.2)%	2.0%
Total revenue	$3,348	$3,171	6.5%	1.6%	(2.5)%	5.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The growth in parts and services revenue of 5.9% represented increases in segment revenue of 14.6% in Self Service, 14.2% in Wholesale – North America, 1.8% in Europe, and 0.4% in Specialty. Organic parts and services revenue growth was 6.9%, which included a 1.3% positive effect from one additional selling day in the first quarter, resulting in per day organic growth of 5.6%. The increase in other revenue of 2.0% was primarily driven by a $5 million organic increase, attributable to a $13 million increase in our Wholesale - North America segment, partially offset by a $7 million decrease in our Self Service segment. Refer to the discussion of our segment results of operations for factors contributing to the change in revenue by segment during the first quarter of 2022 compared to the prior year period.

Cost of Goods Sold

Cost of goods sold increased to 59.5% of revenue in the three months ended March 31, 2022 from 59.2% of revenue in the three months ended March 31, 2021. The cost of goods sold increase reflects impacts of (i) 0.4% in our Self Service segment and (ii) 0.3% in our Europe segment, partially offset by decreases of (iii) 0.3% attributable to mix as a greater portion of sales are coming from Wholesale - North America which has higher margins and (iv) 0.2% in our Specialty segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Selling, General and Administrative Expenses

Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 27.6% in the three months ended March 31, 2022 from 26.8% in the three months ended March 31, 2021. The SG&A expense increase reflects impacts of 0.3% in our Specialty segment and 0.2% in each of our Wholesale - North America and Europe segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Three Months Ended March 31,
	2022		2021		Change
Restructuring expenses	$—		$8	(1)	$(8)
Transaction related expenses	3	(2)	—		3
Restructuring and transaction related expenses	$3		$8		$(5)
(1)Restructuring expenses for the three months ended March 31, 2021 primarily consisted of (i) $5 million related to our 1 LKQ Europe program and (ii) $3 million related to our global restructuring programs.
(2)Transaction related expenses for the three months ended March 31, 2022 primarily related to external costs such as legal, accounting and advisory fees for completed and potential transactions.

See Note 4, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and integration plans.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Depreciation	$36	$39	$(3)	(1)
Amortization	23	27	(4)	(2)
Total depreciation and amortization	$59	$66	$(7)
(1)The decrease in depreciation expense included $1 million from foreign currency translation primarily related to a decrease in the euro and pound sterling exchange rates during the three months ended March 31, 2022 compared to the prior year period with the remaining decrease relating to lower expense in Wholesale - North America and Europe.
(2)The decrease in amortization expense primarily reflected (i) a decrease of $2 million related to the customer relationship intangible assets recorded upon our acquisition of Stahlgruber as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the three months ended March 31, 2022 compared to the prior year period and (ii) a $1 million decrease from foreign exchange translation, primarily related to a decrease in the euro exchange rate.

Other Expense, Net

The following table summarizes the components of the change in other expense, net (in millions):

	Other Expense, Net
Other expense, net for the three months ended March 31, 2021	$18
(Decrease) increase due to:
Interest expense, net of interest income	(9)	(1)
Lower Other income, net	6	(2)
Net decrease	(3)
Other expense, net for the three months ended March 31, 2022	$15
(1)The lower Interest expense, net of interest income is primarily related to (i) an $8 million decrease resulting from lower interest rates during the three months ended March 31, 2022 compared to the prior year period and (ii) a $1 million decrease from foreign exchange translation, primarily related to a decrease in the euro exchange rate.
(2)The unfavorable variance in Other income, net primarily related to $5 million of fair value adjustments in the first quarter of 2021 for appreciation in our equity investments not accounted for under the equity method compared to a $1 million reduction in fair value recorded in the first quarter of 2022.

Provision for Income Taxes

Our effective income tax rate for the three months ended March 31, 2022 was 25.0%, compared to 26.3% for the three months ended March 31, 2021. The lower estimated annual effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily attributable to the geographic distribution of income. For the three months ended March 31, 2022, the effective tax rate was partially decreased by net favorable discrete items including excess tax benefits from stock-based payments partially offset by the revaluation of deferred tax balances in connection with an enacted rate change. Net discrete items for the three months ended March 31, 2021 reduced the effective tax rate by 0.2%, primarily due to excess tax benefits on stock-based payments. See Note 12, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the three months ended March 31, 2022 decreased by $4 million primarily related to a decline in year over year results reported by Mekonomen, which is our largest equity method investment, and an immaterial Self Service investment, which incurred a loss in the first quarter of 2022.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended March 31, 2021, the euro and pound sterling rates used to translate the 2022 statements of income decreased by 7% and 3%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar combined with the negative impact of realized and unrealized currency gains and losses for the three months ended March 31, 2022 to generate a negative $0.02 effect on diluted earnings per share relative to the prior year period.

Results of Operations—Segment Reporting

We have four reportable segments: Wholesale – North America, Europe, Specialty and Self Service.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	% of Total Segment Revenue	2021	% of Total Segment Revenue
Third Party Revenue
Wholesale – North America	$1,201		$1,051
Europe	1,488		1,463
Specialty	460		458
Self Service	199		199
Total third party revenue	$3,348		$3,171
Total Revenue
Wholesale – North America	$1,201		$1,051
Europe	1,488		1,463
Specialty	461		459
Self Service	199		199
Eliminations	(1)		(1)
Total revenue	$3,348		$3,171
Segment EBITDA
Wholesale – North America	$218	18.1%	$194	18.4%
Europe	131	8.8%	141	9.6%
Specialty	58	12.6%	61	13.4%
Self Service	40	20.0%	56	27.9%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for reserves for asset recoverability and expenditures to support our employees and their families). EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense. See Note 13, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Wholesale – North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale – North America segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Wholesale – North America	2022	2021	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$1,106	$969	13.6%	(1)	0.6%	—%	14.2%
Other revenue	95	82	15.8%	(2)	0.4%	—%	16.2%
Total third party revenue	$1,201	$1,051	13.7%		0.6%	—%	14.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 13.6% (11.8% on a per day basis) for the three months ended March 31, 2022 compared to the prior year period, primarily driven by pricing for both collision and mechanical parts. Aftermarket collision parts volumes decreased year over year due to ongoing ocean freight delays and supply chain challenges, and were largely offset by increased volumes of aftermarket automotive glass products and collision parts from our salvage business.
(2)The 15.8%, or $13 million, year over year organic increase in other revenue is primarily related to (i) an $11 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices as well as higher volumes, and (ii) a $2 million increase in revenue from scrap steel due to higher prices. Revenue from precious metals (platinum, palladium, and rhodium) was flat year over year due to higher volumes offset by lower prices.

Segment EBITDA

Segment EBITDA increased $24 million, or 12.4%, in the first quarter of 2022 compared to the prior year period. This increase is attributable to higher prices on parts and productivity initiatives helping to offset inflationary pressures related to ocean freight, labor, supplies and fuel. Decreases in precious metals prices contributed a $4 million decline in Segment EBITDA relative to the first quarter of 2021. Additionally, net sequential increases in scrap steel prices in our salvage operations had an immaterial favorable impact on Segment EBITDA during the three months ended March 31, 2022, compared to a $6 million favorable impact during the three months ended March 31, 2021. We estimate that precious metals and scrap steel pricing had an unfavorable effect of 0.9% on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale – North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2021	18.4%
Increase (decrease) due to:
Change in gross margin	0.1%	(1)
Change in segment operating expenses	(0.4)%	(2)
Segment EBITDA for the three months ended March 31, 2022	18.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    Gross margin was favorable due to pricing initiatives to offset inflationary increases in material and freight costs. In some cases, we experienced a margin benefit in the first quarter of 2022 as higher prices were enacted ahead of turning the higher cost inventory. The favorable impact was partially offset by a 0.7% unfavorable impact from precious metals and scrap steel pricing.

(2)    The increase in segment operating expense as a percentage of revenue reflects (i) a 0.2% unfavorable impact from personnel expenses related to inflation and increased stock-based compensation, (ii) a 0.3% unfavorable impact from increased freight and fuel costs, and (iii) several individually immaterial factors that had a 0.3% unfavorable impact in the aggregate, partially offset by (iv) a favorable 0.4% impact from facility related expenses which are relatively fixed in nature.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Europe	2022	2021	Organic		Acquisition and Divestiture	Foreign Exchange (2)	Total Change
Parts & services revenue	$1,481	$1,455	6.9%	(1)	0.3%	(5.5)%	1.8%
Other revenue	7	8	(7.3)%		—%	(6.3)%	(13.6)%
Total third party revenue	$1,488	$1,463	6.8%		0.3%	(5.5)%	1.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended March 31, 2022 increased by 6.9% (6.0% on a per day basis), driven by roughly equal effects from increased volumes and net price increases compared to the prior year. Revenue growth from net price increases reflects actions taken to offset increased costs resulting from inflationary pressures. The U.K., Germany, Central and Eastern Europe, and Benelux reported the largest incremental increases for the period.
(2)Compared to the prior year, exchange rates decreased our revenue growth by $80 million, or 5.5%, primarily due to the stronger U.S. dollar against the euro and pound sterling during the first quarter of 2022 relative to the prior year period.

Segment EBITDA

Segment EBITDA decreased $10 million, or 6.8%, in the first quarter of 2022 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $7 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the first quarter of 2021. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA decreased by $2 million, or 1.5%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended March 31, 2022.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2021	9.6%
Increase (decrease) due to:
Change in gross margin	(0.5)%	(1)
Change in segment operating expenses	(0.3)%	(2)
Segment EBITDA for the three months ended March 31, 2022	8.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin was primarily attributable to (i) an unfavorable impact of 0.2% from increased excess and obsolete inventory reserves as an indirect result of the Ukraine/Russia conflict, primarily related to a portion of our inventory that fits Russian-made vehicles and may have limited use outside of Russian vehicle applications and (ii) several individually immaterial factors that had an unfavorable impact of 0.3% in the aggregate, including inflationary pressures that are impacting product and freight costs. Net price increases and other margin improvement initiatives continue to be enacted in order to offset these inflationary pressures.
(2)    The increase in segment operating expenses as a percentage of revenue reflects (i) an unfavorable impact of 0.3% related to a higher provision for credit losses, including impacts related to a customer bankruptcy, and (ii) an unfavorable impact of 0.2% from inflationary pressures around vehicle and fuel expense, partially offset by (iii) several individually immaterial factors that had a favorable impact of 0.2% in the aggregate.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Specialty	2022	2021	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$460	$458	(8.3)%	8.8%	—%	0.4%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$460	$458	(8.3)%	8.8%	—%	0.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended March 31, 2022 decreased by 8.3% (9.8% on a per day basis) due to the strong growth we experienced in the first quarter of 2021, when parts and services organic revenue growth was 30.9%, and demand softness from lower new vehicle sales caused by supply chain challenges.
(2)Acquisition related growth for the three months ended March 31, 2022 reflected revenue from our acquisitions of three Specialty businesses from the beginning of 2021 through the one-year anniversary of the acquisition dates.

Segment EBITDA

Segment EBITDA decreased $3 million, or 5.5%, in the first quarter of 2022 compared to the prior year first quarter primarily due to the effect of inflation on overhead expenses.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2021	13.4%
Increase (decrease) due to:
Change in gross margin	1.1%	(1)
Change in segment operating expenses	(1.9)%	(2)
Segment EBITDA for the three months ended March 31, 2022	12.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflects lower discounting to recover higher input costs and, to an extent, favorable product and channel mix, partially offset by a 0.9% unfavorable impact from acquisitions.
(2)    The increase in segment operating expenses as a percentage of revenue primarily reflects unfavorable impacts of (i) 1.5% in personnel costs as a result of wage inflation and lower operating leverage due to the organic parts and services revenue decline, (ii) 0.4% in freight, vehicle and fuel expenses primarily due to higher fuel costs, (iii) 0.3% due to distribution center expansion, and (iv) several individual immaterial factors that had an unfavorable impact of 0.3% in the aggregate, partially offset by (v) a favorable impact of 0.6% from operating expense synergies and leverage generated from the 2021 acquisitions.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Self Service	2022	2021	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$57	$50	14.6%	(1)	—%	—%	14.6%
Other revenue	142	149	(5.0)%	(2)	—%	—%	(5.0)%
Total third party revenue	$199	$199	(0.1)%		—%	—%	(0.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 14.6% for the three months ended March 31, 2022 compared to the prior year period, primarily driven by pricing initiatives to mitigate significant increases in input costs resulting from greater competition for vehicles.
(2)The 5.0%, or $7 million, year over year organic decrease in other revenue is related to (i) a $15 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to both lower prices and volumes, partially offset by (ii) a $4 million increase in revenue from other scrap (including aluminum) and cores and (iii) a $4 million increase in revenue from scrap steel primarily related to higher prices, partially offset by lower volumes.

Segment EBITDA

Segment EBITDA decreased $16 million, or 28.5%, in the first quarter of 2022 compared to the prior year period. This decrease is primarily attributable to unfavorable movements in commodity prices compared to the prior year. Decreases in precious metals prices contributed an estimated $9 million decline in Segment EBITDA relative to the first quarter of 2021. Additionally, net sequential increases in scrap steel prices in our self service operations had a $2 million favorable impact on Segment EBITDA during the three months ended March 31, 2022, compared to a $15 million favorable impact during the three months ended March 31, 2021. This favorable impact for both periods resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle. We estimate that precious metals and scrap steel pricing had an unfavorable effect of 11.1% on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2021	27.9%
Increase (decrease) due to:
Change in gross margin	(7.0)%	(1)
Change in segment operating expenses	(0.9)%	(2)
Segment EBITDA for the three months ended March 31, 2022	20.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin reflects (i) an unfavorable impact of 11.1% resulting from movements in metals prices compounded by car cost increases, partially offset by (ii) a favorable impact of 4.1% due to increased prices for parts and services.
(2)    The increase in segment operating expense as a percentage of revenue reflects (i) a 0.5% unfavorable impact from increased freight and fuel costs and (ii) several individually immaterial factors that had a 0.4% unfavorable impact in the aggregate.

Liquidity and Capital Resources

The following table summarizes liquidity data as of the dates indicated (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$327	$274
Total debt (1)	2,721	2,824
Current maturities (2)	31	35
Capacity under credit facilities (3)	3,150	3,150
Availability under credit facilities (3)	1,268	1,194
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,595	1,468
(1)    Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $10 million and $12 million as of March 31, 2022 and December 31, 2021, respectively).
(2)     Debt amounts reflect the gross values to be repaid in the next 12 months (excluding debt issuance costs of immaterial amounts as of March 31, 2022 and December 31, 2021).
(3)    Capacity under credit facilities includes our revolving credit facilities and availability under credit facilities is reduced by our outstanding letters of credit.

We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions, paying down outstanding debt, paying dividends or repurchasing our common stock. As we have pursued acquisitions as part of our historical growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities and senior notes.

As of March 31, 2022, we had debt outstanding and additional available sources of financing as follows:

•Senior secured credit facilities maturing in January 2024, composed of $3,150 million in revolving credit ($1,813 million outstanding at March 31, 2022), bearing interest at variable rates, with availability reduced by $69 million of amounts outstanding under letters of credit
•Euro Notes (2024) totaling $553 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2028) totaling $277 million (€250 million) maturing in April 2028 and bearing interest at a 4.125% fixed rate

As of March 31, 2022, we had approximately $1,268 million available under our credit facilities. Combined with $327 million of cash and cash equivalents at March 31, 2022, we had approximately $1,595 million in available liquidity, an increase of $127 million from our available liquidity as of December 31, 2021.

We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. Our 2022 plan includes further spending to rebuild inventory levels, support growth driven capital projects, and complete strategic acquisitions.

Beginning in the fourth quarter of 2021, we expanded our capital allocation strategy to include the payment of dividends as an additional mechanism to return value to our stockholders. A summary of the dividend activity for our common stock for the three months ended March 31, 2022 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.25	February 15, 2022	March 3, 2022	March 24, 2022

On April 26, 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock, payable on June 2, 2022, to stockholders of record at the close of business on May 19, 2022.

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

With $1,595 million of total liquidity as of March 31, 2022 and $31 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls. Furthermore, in April 2022, we received $362 million in gross proceeds related to the PGW sale, which increased our cash liquidity.

Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of March 31, 2022):

	Covenant Level	Ratio Achieved as of March 31, 2022
Maximum net leverage ratio	4.00 : 1.00	1.3
Minimum interest coverage ratio	3.00 : 1.00	32.6

The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable US GAAP or common usage terms.

Our credit agreement contains customary covenants that impose limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. We were in compliance with all restrictive covenants under our credit agreement as of March 31, 2022.

The indentures relating to our Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds on the credit facility. The indentures do not prohibit amendments to the financial covenants under the credit facility as needed.

In the long term, while we believe that we have adequate capacity under our existing credit facilities, from time to time we may need to raise additional funds through public or private financing, strategic relationships or other arrangements, such as (i) our November 2018 amendment to our senior secured credit facility and (ii) the issuance of the "Euro Notes (2026)" and the "Euro Notes (2028)" in April 2018 related to the Stahlgruber acquisition. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

Beginning in 2019, a number of our European suppliers began participating in a supply chain financing initiative in select countries under which they may sell their accounts receivable to the participating financial institutions, allowing us to extend payment terms which in turn improves our operating cash flows. The initiative allows our suppliers to monetize their receivables prior to their payment date, subject to payment of a discount. We expect more suppliers will begin participating in our European supply chain financing initiative in 2022. Financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. The initiative is at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions do not continue to purchase receivables from our suppliers under the initiative, the participating vendors may need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the initiative to the participating financial institutions are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets.

Borrowings under the credit agreement accrue interest at variable rates which are tied to various indices, depending on the currency and the duration of the borrowing, plus an applicable margin rate that is subject to change quarterly based on our reported leverage ratio. Our borrowings in U.S. dollars continue to accrue interest at LIBOR until a replacement rate is specified, which is expected to occur prior to June 2023. We do not expect the change in benchmark rates will have a material impact on our results of operations, financial position or liquidity.

We have held interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings, with the effect of fixing the interest rates on the respective notional amounts. In addition, from time to time, we hold currency swaps that contain an interest rate swap component and a foreign currency forward contract component that, when combined with related intercompany financing arrangements, effectively convert variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. These derivative transactions are described in Note 9, "Derivative Instruments and Hedging Activities," to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2022, we did not have any of these contracts outstanding. The weighted average interest rate on borrowings outstanding under our credit agreement was 1.2% at March 31, 2022. Including our senior notes, our overall weighted average interest rate on borrowings was 2.1% at March 31, 2022.

We had outstanding credit agreement borrowings of $1,813 million and $1,887 million at March 31, 2022 and December 31, 2021, respectively. Of these amounts, there were no current maturities at March 31, 2022 or December 31, 2021.

The scheduled maturities of long-term obligations outstanding at March 31, 2022 are as follows (in millions):

Amount
Nine months ending December 31, 2022 (1)	$24
Years ending December 31:
2023	18
2024	2,375
2025	10
2026	3
Thereafter	291
Total debt (2)	$2,721
(1)Long-term obligations maturing by December 31, 2022 include $14 million of short-term debt that may be extended beyond the current year ending December 31, 2022.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $10 million as of March 31, 2022).

As of March 31, 2022, the Company had cash and cash equivalents of $327 million, of which $237 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Wholesale - North America	$317	$260	$57	(1)
Europe	955	894	61	(2)
Specialty	403	391	12	(3)
Total	$1,675	$1,545	$130
(1)Inventory purchases across the Wholesale - North America segment increased in the three months ended March 31, 2022 compared to the prior year period primarily due to required restocking to keep up with the high demand for our products. Our inventory purchases did not reach our desired levels in the first three months of 2022 due to ocean freight driven delays in shipping.
(2)The increase in inventory purchases in our Europe segment included a decrease of $53 million attributable to the decrease in the value of the euro, and to a lesser extent, the pound sterling in the three months ended March 31, 2022 compared to the prior year period. On a constant currency basis, inventory purchases increased compared to the prior year period, due to required restocking to keep up with the high demand for our products as well as purchases to improve availability for customers in certain regions.
(3)The increase in inventory purchases in the Specialty segment compared to the prior year period was primarily due to inventory purchases made by acquired companies. These companies were not acquired until the second half of 2021.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Wholesale - North America salvage vehicles	60	50	20%
Europe wholesale salvage vehicles	8	7	14%
Self Service salvage vehicles	135	137	(1)%

Wholesale - North America salvage purchases in 2022 increased relative to the prior year due to limitations in the prior year on vehicles at auctions. Self service vehicle purchases in 2022 were roughly flat year over year.

We expect to increase inventory purchases in 2022 to support the service and fill rate requirements of our businesses based on the revenue trend and expectations for full year 2022, including normal seasonality as supply chain challenges in 2021 deferred a portion of the inventory build to 2022 (although if supply chain challenges continue our ability to increase inventory purchases to the desired level could be affected).

The following table summarizes the components of the year over year changes in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the three months ended March 31, 2021	$523
Increase (decrease) due to:
Cash paid for taxes	88	(1)
Working capital accounts: (2)
Receivables, net	(32)
Inventories	(85)
Accounts payable	(22)
Other operating activities	(63)	(3)
Net cash provided by operating activities for the three months ended March 31, 2022	$409
(1)    Cash payments related to income taxes were lower for U.S. federal and state income taxes due to the timing of estimated tax payments.
(2)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Receivables, net was a $32 million greater outflow in 2022 primarily due to an increase in the revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which translated to higher receivables balances and larger net outflows in the Wholesale - North America segment of $43 million and in the Europe segment of $32 million. We had a smaller cash outflow in the Specialty segment of $42 million compared to prior period due to lower revenue.
•Inventories represented $85 million in incremental cash outflows in the first three months of 2022 compared to the same period of 2021. The change is primarily attributable to increased inventory purchases in the current year as a result of strong demand and strategic inventory purchases to curb the impacts of supply chain constraints.
•Accounts payable produced $22 million in lower cash inflows primarily due to timing of payments with lower accounts payable balances in our Europe segment of $78 million and Specialty segment of $31 million, partially offset by higher accounts payable balances in our Wholesale - North America segment of $86 million.
(3)    Reflects a number of individually insignificant fluctuations in cash paid for other operating activities.

Net cash used in investing activities totaled $63 million and $33 million during the three months ended March 31, 2022 and 2021, respectively. Property, plant and equipment purchases were $59 million in the three months ended March 31, 2022 compared to $42 million in the prior year period, primarily driven by capital projects in our Wholesale - North America segment.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$409	$523
Less: purchases of property, plant and equipment	59	42
Free cash flow	$350	$481

Net cash used in financing activities totaled $278 million and $208 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, net repayments of our borrowings totaled $53 million compared to $83 million during the three months ended March 31, 2021. We repurchased $144 million of our common stock in the three months ended March 31, 2022, compared to $57 million in the three months ended March 31, 2021. In January 2021, we settled our cross currency swap and other foreign exchange forward contracts with the counterparties for $57 million due primarily to strengthening in the Euro exchange rate relative to the contract rate. We also paid $71 million in dividends to our stockholders in the three months ended March 31, 2022 (no dividends were paid in the three months ended March 31, 2021).

We intend to continue to evaluate markets for potential growth through the internal development of distribution centers, processing and sales facilities, and warehouses, through further integration of our facilities, and through selected business acquisitions. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our internal development efforts and the success of those efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates; and
•commodity prices.

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 47.7% and 49.4% of our revenue during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.8% change in our consolidated revenue and a 2.9% change in our operating income for the three months ended March 31, 2022. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2022 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our Wholesale - North America operations, and we may not be able to pass on any resulting price increases to our customers.

To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated financing transactions, we may hedge the exposure through the use of foreign currency forward contracts. As of March 31, 2022, we did not hold foreign currency forward contracts related to non-functional currency denominated debt.

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of March 31, 2022, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €929 million and Swedish Krona ("SEK") 125 million under our revolving credit facilities. As of December 31, 2021, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €940 million and SEK 145 million under our revolving credit facilities.

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

We had none of our variable rate debt under our credit facilities at fixed rates at March 31, 2022 or December 31, 2021. See Note 8, "Long-Term Obligations" and Note 9, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

At March 31, 2022, we had approximately $1,813 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $18 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals, such as platinum, palladium, and rhodium, contained in some recycled parts, such as catalytic converters). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended March 31, 2022 increased by 4% over the average for the fourth quarter of 2021. The average prices of rhodium, platinum, and palladium decreased by 24%, 12% and 1%, respectively, for the three months ended March 31, 2022 over the average prices for the three months ended March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. There have been no material changes to the legal proceedings previously disclosed in our 2021 Form 10-K.

Item 1A. Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor below updates our risk factors previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our operating results have been and will likely continue to be adversely affected by the Russian invasion of Ukraine and the resulting governmental sanctions imposed on Russia.

The Russian invasion of Ukraine and resulting global governmental response have impacted, and are expected to continue to impact, our business. Governmental sanctions imposed on Russia have restricted our ability to sell and collect from customers based in Russia, and Russian military activity in Ukrainian territory has changed the way in which we operate in Ukraine. Since the invasion, many of our 45 branches in Ukraine have remained open, although operating at less than full capacity due to supply chain and other issues, while other branches have temporarily ceased operating due to the invasion. We expect to continue operating in this manner; however, the extent and duration of the military action, resulting sanctions and future market disruptions in the region are difficult to predict. Moreover, the ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may negatively impact other regional and global economic markets of the world, including Europe and the United States. The ongoing military action, along with the potential for a wider conflict, could further increase financial market volatility and cause negative effects on regional and global economic markets, industries, and companies, such as LKQ and our suppliers and customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under our repurchase program, our Board of Directors has authorized the Company to repurchase up to $2,000 million of our common stock through October 25, 2024. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Delaware law imposes restrictions on stock repurchases.

The following table summarizes our stock repurchases for the three months ended March 31, 2022 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2022 - January 31, 2022	1.2	$54.88	1.2	$591
February 1, 2022 - February 28, 2022	1.0	$54.53	1.0	$533
March 1, 2022 - March 31, 2022	0.5	$46.55	0.5	$510
Total	2.7		2.7

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2022.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)