Form 10-Q
period 2022-06-30
LKQ CORP
filed 2022-08-02
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
At July 26, 2022, the registrant had outstanding an aggregate of 274,389,978 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$3,341	$3,435	$6,689	$6,606
Cost of goods sold	1,974	2,020	3,965	3,897
Gross margin	1,367	1,415	2,724	2,709
Selling, general and administrative expenses	898	901	1,822	1,750
Restructuring and transaction related expenses	4	5	7	13
Gain on disposal of businesses	(155)	(1)	(155)	(1)
Depreciation and amortization	61	65	120	131
Operating income	559	445	930	816
Other expense (income):
Interest expense, net of interest income	14	16	29	40
Loss on debt extinguishment	—	24	—	24
Other expense (income), net	2	(6)	2	(12)
Total other expense, net	16	34	31	52
Income from continuing operations before provision for income taxes	543	411	899	764
Provision for income taxes	127	108	216	201
Equity in earnings of unconsolidated subsidiaries	4	3	6	9
Income from continuing operations	420	306	689	572
Net income from discontinued operations	—	—	4	—
Net income	420	306	693	572
Less: net income attributable to continuing noncontrolling interest	—	1	—	1
Net income attributable to LKQ stockholders	$420	$305	$693	$571

Basic earnings per share: (1)
Income from continuing operations	$1.49	$1.01	$2.43	$1.89
Net income from discontinued operations	—	—	0.02	—
Net income	1.49	1.01	2.45	1.89
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$1.49	$1.01	$2.44	$1.89

Diluted earnings per share: (1)
Income from continuing operations	$1.49	$1.01	$2.42	$1.89
Net income from discontinued operations	—	—	0.02	—
Net income	1.49	1.01	2.44	1.89
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$1.49	$1.01	$2.44	$1.89
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$420	$306	$693	$572
Less: net income attributable to continuing noncontrolling interest	—	1	—	1
Net income attributable to LKQ stockholders	420	305	693	571

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(150)	22	(204)	(3)
Net change in unrealized gains/losses on cash flow hedges, net of tax	—	—	—	1
Net change in unrealized gains/losses on pension plans, net of tax	—	1	—	1
Other comprehensive income (loss) from unconsolidated subsidiaries	1	2	2	(1)
Other comprehensive (loss) income	(149)	25	(202)	(2)

Comprehensive income	271	331	491	570
Less: comprehensive income attributable to continuing noncontrolling interest	—	1	—	1
Comprehensive income attributable to LKQ stockholders	$271	$330	$491	$569

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$265	$274
Receivables, net	1,161	1,073
Inventories	2,650	2,611
Prepaid expenses and other current assets	255	296
Total current assets	4,331	4,254
Property, plant and equipment, net	1,217	1,299
Operating lease assets, net	1,268	1,361
Goodwill	4,290	4,540
Other intangibles, net	669	746
Equity method investments	154	181
Other noncurrent assets	205	225
Total assets	$12,134	$12,606
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,457	$1,176
Accrued expenses:
Accrued payroll-related liabilities	203	261
Refund liability	108	107
Other accrued expenses	337	271
Current portion of operating lease liabilities	195	203
Current portion of long-term obligations	47	35
Other current liabilities	138	112
Total current liabilities	2,485	2,165
Long-term operating lease liabilities, excluding current portion	1,127	1,209
Long-term obligations, excluding current portion	2,313	2,777
Deferred income taxes	256	279
Other noncurrent liabilities	324	365
Commitments and contingencies
Redeemable noncontrolling interest	24	24
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 322.0 shares issued and 276.6 shares outstanding at June 30, 2022; 321.6 shares issued and 287.0 shares outstanding at December 31, 2021	3	3
Additional paid-in capital	1,492	1,474
Retained earnings	6,344	5,794
Accumulated other comprehensive loss	(355)	(153)
Treasury stock, at cost; 45.4 shares at June 30, 2022 and 34.6 shares at December 31, 2021	(1,894)	(1,346)
Total Company stockholders' equity	5,590	5,772
Noncontrolling interest	15	15
Total stockholders' equity	5,605	5,787
Total liabilities and stockholders' equity	$12,134	$12,606

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$693	$572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	142
Gain on disposal of businesses	(155)	(1)
Stock-based compensation expense	23	17
Loss on debt extinguishment	—	24
Other	(9)	(24)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(186)	(161)
Inventories	(259)	7
Prepaid income taxes/income taxes payable	74	(19)
Accounts payable	412	284
Other operating assets and liabilities	11	92
Net cash provided by operating activities	737	933
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(99)	(88)
Proceeds from disposals of property, plant and equipment	3	12
Acquisitions, net of cash acquired	(5)	(29)
Proceeds from disposal of businesses	372	6
Other investing activities, net	(6)	(10)
Net cash provided by (used in) investing activities	265	(109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	—	(16)
Repayment of Euro Notes (2026)	—	(883)
Borrowings under revolving credit facilities	808	3,614
Repayments under revolving credit facilities	(1,117)	(2,793)
Repayments under term loans	—	(324)
Borrowings of other debt, net	8	40
Settlement of derivative instruments, net	—	(89)
Dividends paid to LKQ stockholders	(142)	—
Purchase of treasury stock	(528)	(344)
Other financing activities, net	(14)	(14)
Net cash used in financing activities	(985)	(809)
Effect of exchange rate changes on cash and cash equivalents	(26)	2
Net (decrease) increase in cash and cash equivalents	(9)	17
Cash and cash equivalents, beginning of period	274	312
Cash and cash equivalents, end of period	$265	$329

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$145	$226
Interest	$29	$45

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2022	322.0	$3	(37.3)	$(1,490)	$1,482	$5,995	$(206)	$15	$5,799
Net income	—	—	—	—	—	420	—	—	420
Other comprehensive loss	—	—	—	—	—	—	(149)	—	(149)
Purchase of treasury stock	—	—	(8.1)	(404)	—	—	—	—	(404)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared to LKQ stockholders ($0.25 per share)	—	—	—	—	—	(71)	—	—	(71)
Balance as of June 30, 2022	322.0	$3	(45.4)	$(1,894)	$1,492	$6,344	$(355)	$15	$5,605

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2021	321.2	$3	(18.8)	$(526)	$1,450	$5,042	$(126)	$16	$5,859
Net income	—	—	—	—	—	305	—	1	306
Other comprehensive income	—	—	—	—	—	—	25	—	25
Purchase of treasury stock	—	—	(6.2)	(304)	—	—	—	—	(304)
Vesting of restricted stock units, net of shares withheld for employee tax	0.1	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Balance as of June 30, 2021	321.3	$3	(25.0)	$(830)	$1,459	$5,347	$(101)	$17	$5,895

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	321.6	$3	(34.6)	$(1,346)	$1,474	$5,794	$(153)	$15	$5,787
Net income	—	—	—	—	—	693	—	—	693
Other comprehensive loss	—	—	—	—	—	—	(202)	—	(202)
Purchase of treasury stock	—	—	(10.8)	(548)	—	—	—	—	(548)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(5)	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	23	—	—	—	23
Dividends declared to LKQ stockholders ($0.50 per share)	—	—	—	—	—	(143)	—	—	(143)
Balance as of June 30, 2022	322.0	$3	(45.4)	$(1,894)	$1,492	$6,344	$(355)	$15	$5,605

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	320.9	$3	(17.3)	$(469)	$1,444	$4,776	$(99)	$16	$5,671
Net income	—	—	—	—	—	571	—	1	572
Other comprehensive loss	—	—	—	—	—	—	(2)	—	(2)
Purchase of treasury stock	—	—	(7.7)	(361)	—	—	—	—	(361)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Balance as of June 30, 2021	321.3	$3	(25.0)	$(830)	$1,459	$5,347	$(101)	$17	$5,895

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

Note 2. Financial Statement Information

Allowance for Credit Losses

Receivables, net are reported net of an allowance for credit losses. Management evaluates the aging of customer receivable balances, the financial condition of our customers, historical trends, and macroeconomic factors to estimate the amount of customer receivables that may not be collected in the future and records a provision it believes is appropriate. Our reserve for expected credit losses was $56 million and $53 million as of June 30, 2022 and December 31, 2021, respectively. The provision for credit losses was $1 million for both the three months ended June 30, 2022 and 2021 and $9 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.

Inventories

Inventories consist of the following (in millions):

	June 30, 2022	December 31, 2021
Aftermarket and refurbished products	$2,172	$2,168
Salvage and remanufactured products	439	406
Manufactured products	39	37
Total inventories	$2,650	$2,611

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of June 30, 2022, manufactured products inventory was composed of $22 million of raw materials, $5 million of work in process, and $12 million of finished goods. As of December 31, 2021, manufactured products inventory was composed of $27 million of raw materials, $4 million of work in process, and $5 million of finished goods.

Divestitures

In March 2022, we entered into a definitive agreement to sell PGW Auto Glass (“PGW”), our aftermarket glass business within our Wholesale - North America segment, to a third party. The sale was completed in April 2022 for $361 million resulting in recognition of a $155 million pretax gain ($127 million after tax).

Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2021, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 70%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first six months of 2022 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Investments in Unconsolidated Subsidiaries

We account for our Investments in unconsolidated subsidiaries using the equity method of accounting, as our investments give us the ability to exercise significant influence, but not control, over the investee.

The carrying value of our Investments in unconsolidated subsidiaries were as follows (in millions):

	Ownership as of June 30, 2022	June 30, 2022	December 31, 2021
MEKO AB(1)(2)	26.6%	$141	$145
Other(3)		13	36
Total		$154	$181
(1)    As of June 30, 2022, the fair value of our investment in MEKO AB ("Mekonomen") was $173 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value.
(2)    As of June 30, 2022, our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $8 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag.
(3)    In June 2022, we sold an investment in our Self Service segment resulting in a decrease to the carrying value of $22 million, recognizing an insignificant gain upon sale.

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

Warranty Reserve
Balance as of December 31, 2021	$30
Warranty expense	38
Warranty claims	(38)
Balance as of June 30, 2022	$30

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

Stockholders' Equity

Treasury Stock

Our Board of Directors had authorized a stock repurchase program under which we are able to purchase our common stock from time to time through October 25, 2024. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Repurchased shares are accounted for as treasury stock using the cost method. On May 10, 2022, our Board of Directors authorized a $500 million increase to our existing stock repurchase program, raising the aggregate program authorization to $2,500 million as of June 30, 2022.

During the three and six months ended June 30, 2022, we repurchased 8.1 million and 10.8 million shares of common stock, respectively, for an aggregate price of $404 million and $548 million, respectively. During the three and six months ended June 30, 2021, we repurchased 6.2 million and 7.7 million shares of common stock, respectively, for an aggregate price of $304 million and $361 million, respectively. As of June 30, 2022, there was $606 million of remaining capacity under our repurchase program.

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

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. The following table sets forth our revenue by category, disaggregated by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Wholesale - North America	$1,050	$1,024	$2,156	$1,993
Europe	1,470	1,570	2,951	3,025
Specialty	512	531	972	989
Self Service	60	53	117	103
Parts and services	3,092	3,178	6,196	6,110
Wholesale - North America	94	94	189	176
Europe	7	7	14	15
Self Service	148	156	290	305
Other	249	257	493	496
Total revenue	$3,341	$3,435	$6,689	$6,606

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

Our service-type warranties typically have service periods ranging from 6 months to 36 months. Proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The changes in deferred service-type warranty revenue are as follows (in millions):

Service-Type Warranties
Balance as of January 1, 2022	$32
Additional warranty revenue deferred	28
Warranty revenue recognized	(28)
Balance as of June 30, 2022	$32

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

Variable Consideration

The amount of revenue ultimately received from the customer can vary due to variable consideration including returns, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. We utilize the “expected value method” or the “most likely amount” method in order to estimate variable consideration, depending on the type of variable consideration, with contemplation of any expected reversals in revenue. We recorded a refund liability and return asset for expected returns of $108 million and $58 million, respectively, as of June 30, 2022, and $107 million and $58 million, respectively, as of December 31, 2021. The refund liability is presented separately on the Unaudited Condensed Consolidated Balance Sheets within current liabilities while the return asset is presented within Prepaid expenses and other current assets. Other types of variable consideration consist primarily of discounts, volume rebates, and other customer sales incentives that are recorded in Receivables, net on the Unaudited Condensed Consolidated Balance Sheets. We recorded a reserve for our variable consideration of $110 million and $144 million as of June 30, 2022 and December 31, 2021, respectively.

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

During the three and six months ended June 30, 2022, we did not incur a significant amount of restructuring expenses under these programs. During the three and six months ended June 30, 2021, we recognized net restructuring expenses totaling $4 million and $7 million, respectively, which included employee-related costs, facility exit costs, and a $3 million gain in the first quarter from the sale of a building to be closed. Of the cumulative program costs incurred to date, $59 million, $43 million, $2 million and $2 million related to our Europe, Wholesale - North America, Specialty and Self Service segments, respectively. The actions under the 2019 Global Restructuring Program are substantially complete and the 2020 Global Restructuring Program is expected to be completed in 2023. We estimate total costs under the programs through their expected completion dates will be between $108 million and $115 million, of which approximately $63 million, $44 million, $2 million and $2 million will be incurred by our Europe, Wholesale - North America, Specialty and Self Service segments, respectively; these segment amounts represent the approximate midpoints of the expected ranges of costs to be incurred by each segment.

As of June 30, 2022 and December 31, 2021, restructuring liabilities incurred related to these programs totaled $11 million and $14 million, respectively, including $7 million and $9 million, respectively, related to leases we have exited or expect to exit prior to the end of the lease term (reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Unaudited Condensed Consolidated Balance Sheets). Our lease-related restructuring liabilities are estimated based on remaining rent payments after our actual exit date for facilities closed as of June 30, 2022 and after our planned exit date for facilities we expect to close in future periods; these liabilities do not reflect any estimated proceeds we may be able to achieve through subleasing the facilities.

Acquisition Integration Plans

We incurred $2 million of restructuring expenses for both the three and six months ended June 30, 2022. These expenses were primarily related to the integration of acquisitions completed in our Europe segment. We expect to incur future expenses of up to $5 million to complete an integration plan related to 2021 acquisitions completed in our Specialty segment.

During the three and six months ended June 30, 2021, we did not incur a significant amount of restructuring expenses for our acquisition integration plans.

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

During the three and six months ended June 30, 2022, we did not incur a significant amount of expenses under our 1 LKQ Europe program. During the six months ended June 30, 2021, we incurred $5 million of employee-related restructuring charges. We did not incur a significant amount of expenses for the three months ended June 30, 2021. We estimate that we will incur between $40 million and $50 million in total personnel and inventory-related restructuring charges through 2024 under the program. We may identify additional initiatives and projects under the 1 LKQ Europe program in future periods that may result in additional restructuring expense, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. As of June 30, 2022, the restructuring liabilities related to this program were insignificant.

Transaction Related Expenses

During the three and six months ended June 30, 2022, we incurred $1 million and $4 million of transaction related expenses, respectively. These expenses included external costs such as legal, accounting and advisory fees related to completed and potential transactions.

Note 5. Stock-Based Compensation

RSUs

The following table summarizes activity related to our restricted stock units ("RSUs") under the Equity Incentive Plan for the six months ended June 30, 2022 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2022	1.4	$34.85
Granted (2)	0.6	$49.00
Vested	(0.4)	$36.34
Unvested as of June 30, 2022	1.6	$40.14
Expected to vest after June 30, 2022	1.3	$40.28	2.9	$66
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2021 was $39.02.

The fair value of RSUs that vested during the six months ended June 30, 2022 was $21 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

PSUs

The following table summarizes activity related to our performance-based RSUs ("PSUs") under the Equity Incentive Plan for the six months ended June 30, 2022 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2022	0.5	$31.96
Granted (2)	0.1	$48.92
Vested	(0.2)	$27.74
Unvested as of June 30, 2022	0.4	$38.64
Expected to vest after June 30, 2022	0.4	$38.64	1.5	$19
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the six months ended June 30, 2021 was $38.50.

The fair value of PSUs that vested during the six months ended June 30, 2022 was $8 million; the fair value of PSUs vested is based on the market price of LKQ stock on the date vested.

Stock-Based Compensation Expense

Pre-tax stock-based compensation expense for RSUs and PSUs totaled $10 million and $23 million for the three and six months ended June 30, 2022, respectively, and $9 million and $17 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, unrecognized compensation expense related to unvested RSUs and PSUs was $58 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from current achievement estimates.

Note 6. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations	$420	$306	$689	$572
Denominator for basic earnings per share—Weighted-average shares outstanding	281.4	300.6	283.5	301.8
Effect of dilutive securities:
RSUs	0.5	0.7	0.7	0.7
PSUs	0.4	0.2	0.3	0.1
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	282.3	301.5	284.5	302.6
Basic earnings per share from continuing operations	$1.49	$1.01	$2.43	$1.89
Diluted earnings per share from continuing operations (1)	$1.49	$1.01	$2.42	$1.89
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The number of antidilutive securities was de minimis for all periods presented.

Note 7. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended June 30, 2022
	Foreign Currency Translation	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2022	$(175)	$(24)	$(7)	$(206)
Pretax loss	(154)	—	—	(154)
Disposal of business	4	—	—	4
Other comprehensive income from unconsolidated subsidiaries	—	—	1	1
Balance as of June 30, 2022	$(325)	$(24)	$(6)	$(355)

	Three Months Ended June 30, 2021
	Foreign Currency Translation	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2021	$(82)	$(33)	$(11)	$(126)
Pretax income	22	—	—	22
Reclassification of unrealized loss	—	1	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	2	2
Balance as of June 30, 2021	$(60)	$(32)	$(9)	$(101)

	Six Months Ended June 30, 2022
	Foreign Currency Translation	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(121)	$(24)	$(8)	$(153)
Pretax loss	(208)	—	—	(208)
Disposal of business	4	—	—	4
Other comprehensive income from unconsolidated subsidiaries	—	—	2	2
Balance as of June 30, 2022	$(325)	$(24)	$(6)	$(355)

	Six Months Ended June 30, 2021
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2021	$(57)	$(1)	$(33)	$(8)	$(99)
Pretax (loss) income	(3)	3	—	—	—
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized (gain) loss	—	(2)	1	—	(1)
Reclassification of deferred income taxes	—	1	—	—	1
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(1)	(1)
Balance as of June 30, 2021	$(60)	$—	$(32)	$(9)	$(101)

During each of the three and six months ended June 30, 2021, net unrealized losses on interest rate swaps totaling $1 million were recorded to Interest expense, net of interest income in the Unaudited Condensed Consolidated Statements of Income. During the six months ended June 30, 2021, net unrealized gains on cross currency swaps totaling $2 million were recorded to Other income, net in the Unaudited Condensed Consolidated Statements of Income; these amounts offset the impact of the remeasurement of the underlying transactions.

Net unrealized losses and gains related to our pension plans were recorded to Other income, net in the Unaudited Condensed Consolidated Statements of Income during each of the three and six-month periods ended June 30, 2022 and 2021.

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 8. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		June 30, 2022			December 31, 2021
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Secured Credit Agreement:
Revolving credit facilities	January 2024	1.72%	(1)	$1,494	1.10%	(1)	$1,887

Senior Notes:
Euro Notes (2024)	April 2024	3.88%		524	3.88%		569
Euro Notes (2028)	April 2028	4.13%		262	4.13%		284

Notes payable	Various through October 2030	3.25%	(1)	16	2.80%	(1)	23
Finance lease obligations		3.54%	(1)	47	3.50%	(1)	52
Other debt		0.89%	(1)	26	1.10%	(1)	9
Total debt				2,369			2,824
Less: long-term debt issuance costs				(9)			(12)
Total debt, net of debt issuance costs				2,360			2,812
Less: current maturities, net of debt issuance costs				(47)			(35)
Long term debt, net of debt issuance costs				$2,313			$2,777
(1) Interest rate derived via a weighted average

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

We also had the option to prepay outstanding amounts under the Credit Agreement without penalty. We were required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds were not reinvested within twelve months. During the second quarter of 2021, we exercised our option to prepay the outstanding amount on the term loan, and thus did not have any term loan borrowings as of June 30, 2022.

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

The total capacity under the revolving credit facility's multicurrency component is $3,150 million. Of the total borrowings outstanding under the Credit Agreement, there were no current maturities as of June 30, 2022 or December 31, 2021. As of June 30, 2022, there were letters of credit outstanding in the aggregate amount of $69 million. The amounts available under the revolving credit facilities are reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at June 30, 2022 was $1,587 million.

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

On May 31, 2022, Moody's Investors Services upgraded the rating on LKQ Italia's senior unsecured notes to Baa3 with a stable outlook. This rating upgrade, combined with the upgrade to BBB- by S&P Global Ratings in April 2022, triggered a Covenant Suspension Event, and LKQ and its subsidiaries will no longer be required to comply with certain restrictive covenants.

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

On May 31, 2022, Moody's Investors Services upgraded the rating on LKQ Euro Holdings' senior unsecured notes to Baa3 with a stable outlook. This rating upgrade, combined with the upgrade to BBB- by S&P Global Ratings in April 2022, triggered a Covenant Suspension Event, and LKQ and its subsidiaries will no longer be required to comply with certain restrictive covenants.

Note 9. Derivative Instruments and Hedging Activities

Cash Flow Hedges

Through June 30, 2021, we held interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement and cross currency swaps, which contained an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively converted variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The interest rate swap agreements and cross currency swaps were settled as of June 2021 and no cash flow hedges remained outstanding as of June 30, 2022 and December 31, 2021, respectively.

The activity related to our previously matured cash flow hedges is included in Note 7, "Accumulated Other Comprehensive Income (Loss)" and presented in either operating activities or financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

Other Derivative Instruments Not Designated as Hedges

We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at June 30, 2022 and December 31, 2021, along with the effect on our results of operations during the three and six months ended June 30, 2022 and 2021, were not material.

Note 10. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and six months ended June 30, 2022, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2022 and December 31, 2021 (in millions):

	Balance as of June 30, 2022	Fair Value Measurements as of June 30, 2022
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liabilities	$13	$—	$—	$13
Deferred compensation liabilities	71	—	71	—
Total Liabilities	$84	$—	$71	$13

	Balance as of December 31, 2021	Fair Value Measurements as of December 31, 2021
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liabilities	$18	$—	$—	$18
Deferred compensation liabilities	89	—	89	—
Total Liabilities	$107	$—	$89	$18

The current portion of contingent consideration liabilities is included in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets; deferred compensation liabilities and the noncurrent portion of contingent consideration liabilities are included in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of both June 30, 2022 and December 31, 2021, the fair value of the credit agreement borrowings reasonably approximated the carrying values of $1,494 million and $1,887 million, respectively. As of June 30, 2022 and December 31, 2021, the fair values of the Euro Notes (2024) were approximately $527 million and $605 million, respectively, compared to carrying values of $524 million and $569 million, respectively. As of June 30, 2022 and December 31, 2021, the fair values of the Euro Notes (2028) were $251 million and $301 million, respectively, compared to carrying values of $262 million and $284 million, respectively.

The fair value measurements of the borrowings under the credit agreement and receivables facility are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2022 and December 31, 2021 to assume these obligations. The fair values of the Euro Notes (2024) and Euro Notes (2028) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Note 11. Employee Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in the U.S. and various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

As of June 30, 2022 and December 31, 2021, the aggregate funded status of the defined benefit plans was a liability of $119 million and $131 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

Net periodic benefit cost for our defined benefit plans totaled $2 million and $3 million for the three and six months ended June 30, 2022, respectively, and $1 million and $3 million for the three and six months ended June 30, 2021, respectively, and primarily related to service cost which is recorded in Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income.

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

Our effective income tax rate for the six months ended June 30, 2022 was 24.1%, compared to 26.3% for the six months ended June 30, 2021. The decrease in the effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable to net favorable discrete items of 1.2%, primarily related to the sale of PGW, and the geographic distribution of income. Net discrete items for the six months ended June 30, 2021 increased the effective tax rate by 0.1%, primarily due to a deferred tax adjustment required as a result of a United Kingdom staged tax rate increase that will become effective April 1, 2023.

Note 13. Segment and Geographic Information

We have four operating segments: Wholesale - North America, Europe, Specialty and Self Service, each of which is presented as a reportable segment. Beginning in 2022, the Wholesale - North America and Self Service operating segment results were separated from the previous reportable segment, North America, and each of Wholesale - North America and Self Service is now a separate reportable segment. Segment results have been adjusted retrospectively to reflect this change.

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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended June 30, 2022
Revenue:
Third Party	$1,144	$1,477	$512	$208	$—	$3,341
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,144	$1,477	$513	$208	$(1)	$3,341
Segment EBITDA	$214	$160	$69	$32	$—	$475
Depreciation and amortization (1)	18	39	7	4	—	68
Three Months Ended June 30, 2021
Revenue:
Third Party	$1,118	$1,577	$531	$209	$—	$3,435
Intersegment	1	—	1	—	(2)	—
Total segment revenue	$1,119	$1,577	$532	$209	$(2)	$3,435
Segment EBITDA	$219	$168	$80	$56	$—	$523
Depreciation and amortization (1)	19	40	7	4	—	70

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Six Months Ended June 30, 2022
Revenue:
Third Party	$2,345	$2,965	$972	$407	$—	$6,689
Intersegment	—	—	2	—	(2)	—
Total segment revenue	$2,345	$2,965	$974	$407	$(2)	$6,689
Segment EBITDA	$432	$291	$127	$72	$—	$922
Depreciation and amortization (1)	37	73	15	8	—	133
Six Months Ended June 30, 2021
Revenue:
Third Party	$2,169	$3,040	$989	$408	$—	$6,606
Intersegment	1	—	2	—	(3)	—
Total segment revenue	$2,170	$3,040	$991	$408	$(3)	$6,606
Segment EBITDA	$413	$309	$141	$112	$—	$975
Depreciation and amortization (1)	40	80	14	8	—	142
(1)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold and Restructuring and transaction related expenses.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for and subsequent adjustments to reserves for asset recoverability and expenditures to support our employees and their families). EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense.

The table below provides a reconciliation of Net Income to EBITDA and Segment EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$420	$306	$693	$572
Less: net income attributable to continuing noncontrolling interest	—	1	—	1
Net income attributable to LKQ stockholders	420	305	693	571
Subtract:
Net income from discontinued operations	—	—	4	—
Net income from continuing operations attributable to LKQ stockholders	420	305	689	571
Add:
Depreciation and amortization	61	65	120	131
Depreciation and amortization - cost of goods sold	7	5	13	11
Interest expense, net of interest income	14	16	29	40
Loss on debt extinguishment	—	24	—	24
Provision for income taxes	127	108	216	201
EBITDA	629	523	1,067	978
Subtract:
Equity in earnings of unconsolidated subsidiaries (1)	4	3	6	9
Equity investment fair value adjustments	(2)	1	(3)	6
Add:
Restructuring and transaction related expenses	4	5	7	13
Gain on disposal of businesses (2)	(155)	(1)	(155)	(1)
Change in fair value of contingent consideration liabilities	—	1	—	1
Losses on previously held equity interests	—	—	1	—
Direct impacts of Ukraine/Russia conflict (3)	(1)	—	5	—
Segment EBITDA	$475	$523	$922	$975
Note: In the table above, the sum of the individual amounts may not equal the total due to rounding.

(1)    Refer to "Investments in Unconsolidated Subsidiaries" in Note 2, "Financial Statement Information," for further information.
(2)    Refer to "Divestitures" in Note 2, "Financial Statement Information," for further information.
(3)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (receivables and inventory) and expenditures to support our employees and their families in Ukraine.

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capital Expenditures
Wholesale - North America	$16	$12	$45	$23
Europe	19	22	42	48
Specialty	4	8	8	10
Self Service	1	4	4	7
Total capital expenditures	$40	$46	$99	$88

The following table presents assets by reportable segment (in millions):

	June 30, 2022	December 31, 2021
Receivables, net
Wholesale - North America	$375	$367
Europe	617	586
Specialty	152	102
Self Service	17	18
Total receivables, net	1,161	1,073
Inventories
Wholesale - North America	780	776
Europe	1,352	1,327
Specialty	458	458
Self Service	60	50
Total inventories	2,650	2,611
Property, plant and equipment, net
Wholesale - North America	500	526
Europe	525	577
Specialty	92	93
Self Service	100	103
Total property, plant and equipment, net	1,217	1,299
Operating lease assets, net
Wholesale - North America	577	611
Europe	461	515
Specialty	89	83
Self Service	141	152
Total operating lease assets, net	1,268	1,361
Other unallocated assets	5,838	6,262
Total assets	$12,134	$12,606

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

The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
United States	$1,747	$1,750	$3,497	$3,355
United Kingdom	393	422	818	825
Germany	390	419	776	807
Other countries	811	844	1,598	1,619
Total revenue	$3,341	$3,435	$6,689	$6,606

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	June 30, 2022	December 31, 2021
Long-lived assets
United States	$1,417	$1,487
Germany	294	329
United Kingdom	262	305
Other countries	512	539
Total long-lived assets	$2,485	$2,660

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2021 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2022.

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

We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2024. During three and six months ended June 30, 2022 we incurred $8 million and $14 million, respectively, in costs across all three categories noted above. We expect that costs of the program, reflecting all three categories noted above, will range between $25 million and $45 million in 2022 with an additional $50 million to $70 million in 2023 and 2024 through the projected program completion date. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by trade working capital initiatives across our Europe segment.

Ukraine/Russia Conflict

The Russian invasion of Ukraine and resulting global governmental response have impacted, and are expected to continue to impact, our business in 2022. Governmental sanctions imposed on Russia have restricted our ability to sell to and collect from customers based in Russia, and Russian military activity in Ukrainian territory has temporarily changed the way in which we operate in Ukraine. Many of our branches in Ukraine have remained open, although operating at less than full capacity, during the conflict, while others have closed temporarily. As military operations shifted to the eastern part of the country, we were able to increase capacity in branches in the central and western territory, including our central warehouse in Kyiv. We expect to continue operating in this manner unless conditions change. While we do anticipate a negative impact from the consequences of this conflict, we do not expect it to have a material impact on our results of operations or cash flows. Our operations in Ukraine represent less than 1% of both our total annual revenue and total annual operating profit and comprised approximately $50 million of total assets as of June 30, 2022. In addition, LKQ revenue from customers in Russia represents less than 0.3% of our total revenue. As future developments in the conflict are difficult to project and outside of our control, it is possible that the estimates underlying our financials may change significantly in future periods.

Key Performance Indicators

We believe that organic revenue growth, Segment EBITDA and free cash flow are key performance indicators for our business. Segment EBITDA is our key measure of segment profit or loss reviewed by our chief operating decision maker. Free cash flow is a financial measure that is not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”).

•Organic revenue growth - We define organic revenue growth as total revenue growth from continuing operations excluding the effects of acquisitions and divestitures (i.e., revenue generated from the date of acquisition to the first anniversary of that acquisition, net of reduced revenue due to the disposal of businesses) and foreign currency movements (i.e., impact of translating revenue at different exchange rates). Organic revenue growth includes incremental sales from both existing and new (i.e., opened within the last twelve months) locations and is derived from expanding business with existing customers, securing new customers and offering additional products and services. We believe that organic revenue growth is a key performance indicator as this statistic measures our ability to serve and grow our customer base successfully.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.1%	58.8%	59.3%	59.0%
Gross margin	40.9%	41.2%	40.7%	41.0%
Selling, general and administrative expenses	26.8%	26.2%	27.2%	26.5%
Restructuring and transaction related expenses	0.1%	0.1%	0.1%	0.2%
Gain on disposal of businesses	(4.6)%	—%	(2.3)%	—%
Depreciation and amortization	1.8%	1.9%	1.8%	2.0%
Operating income	16.7%	12.9%	13.9%	12.4%
Total other expense, net	0.5%	1.0%	0.5%	0.8%
Income from continuing operations before provision for income taxes	16.3%	11.9%	13.4%	11.5%
Provision for income taxes	3.8%	3.1%	3.2%	3.0%
Equity in earnings of unconsolidated subsidiaries	0.1%	0.1%	0.1%	0.1%
Income from continuing operations	12.6%	8.9%	10.3%	8.6%
Net income from discontinued operations	—%	—%	0.1%	—%
Net income	12.6%	8.9%	10.4%	8.6%
Less: net income attributable to continuing noncontrolling interest	—%	—%	—%	—%
Net income attributable to LKQ stockholders	12.6%	8.9%	10.4%	8.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
	2022	2021	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,092	$3,178	3.8%	(1.0)%	(5.6)%	(2.7)%
Other revenue	249	257	(2.9)%	0.4%	(0.4)%	(2.9)%
Total revenue	$3,341	$3,435	3.3%	(0.9)%	(5.2)%	(2.7)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The decline in parts and services revenue of 2.7% represented decreases in segment revenue of 6.4% in Europe and 3.6% in Specialty, partially offset by increases of 13.2% in Self Service and 2.5% in Wholesale - North America. Parts and services revenue increased by 3.8% organically, so the overall decrease was attributable to negative effects from fluctuations in foreign exchange rates of 5.6% and the net reduction from divestitures of 1.0%. The decrease in other revenue of 2.9% was primarily driven by a decrease in organic revenue of $7 million, of which our Self Service segment contributed an $8 million decrease. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment during the second quarter of 2022 compared to the prior year period.

Cost of Goods Sold

Cost of goods sold increased to 59.1% of revenue in the three months ended June 30, 2022 from 58.8% of revenue in the three months ended June 30, 2021. The cost of goods sold increase reflects impacts of 0.6% in our Self Service segment and 0.3% in our Wholesale - North America segment, partially offset by decreases of 0.4% in our Europe segment and 0.2% attributable to mix as a greater portion of sales are coming from Wholesale - North America which has higher margins. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Selling, General and Administrative Expenses

Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 26.8% in the three months ended June 30, 2022 from 26.2% in the three months ended June 30, 2021. The SG&A expense increase reflects impacts of 0.2% in each of our Europe, Specialty and Self Service segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Three Months Ended June 30,
	2022		2021		Change
Restructuring expenses	$3	(1)	$5	(2)	$(2)
Transaction related expenses	1		—		1
Restructuring and transaction related expenses	$4		$5		$(1)
(1)Restructuring expenses for the three months ended June 30, 2022 primarily consisted of $2 million related to our acquisition integration plans.
(2)Restructuring expenses for the three months ended June 30, 2021 primarily consisted of $4 million related to our global restructuring programs.

See Note 4, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Gain on Disposal of Businesses

During the three months ended June 30, 2022, we recorded a $155 million pretax gain ($127 million after tax) from the sale of PGW. See Note 2, "Financial Statement Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our gain on disposal of businesses.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Three Months Ended June 30,
	2022	2021	Change
Depreciation	$34	$39	$(5)	(1)
Amortization	27	26	1	(2)
Total depreciation and amortization	$61	$65	$(4)
(1)The decrease in depreciation expense included $1 million from foreign currency translation primarily related to a decrease in the euro and pound sterling rates during the three months ended June 30, 2022 compared to the prior year period and $1 million related to the sale of PGW with the remaining decrease due to individually immaterial factors.
(2)The increase in amortization expense primarily reflected (i) a $4 million increase related to software amortization, partially offset by (ii) a decrease of $2 million related to the customer relationship intangible assets recorded upon our acquisition of Stahlgruber as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the three months ended June 30, 2022 compared to the prior year period and (iii) a $1 million decrease from foreign exchange translation, primarily related to a decrease in the euro exchange rate.

Other Expense, Net

The following table summarizes the components of the change in other expense, net (in millions):

	Other Expense, Net
Other expense, net for the three months ended June 30, 2021	$34
(Decrease) increase due to:
Interest expense, net of interest income	(2)	(1)
Loss on debt extinguishment	(24)	(2)
Other expense (income), net	8	(3)
Net decrease	(18)
Other expense, net for the three months ended June 30, 2022	$16
(1)Net interest expense decreased due to foreign exchange translation, primarily related to a decrease in the euro exchange rate, and higher interest income.
(2)The $24 million decrease in loss on debt extinguishment is due to the charge recorded in April 2021 related to the redemption of the Euro Notes (2026).
(3)The variance in Other expense (income), net is primarily related to (i) a $4 million unfavorable variance in our fair value adjustments for equity investments not accounted for under the equity method and (ii) a $3 million unfavorable variance in foreign currency gains and losses.

Provision for Income Taxes

Our effective income tax rate for the three months ended June 30, 2022 was 23.4%, compared to 26.3% for the three months ended June 30, 2021. The decrease in the effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was attributable to net favorable discrete items of 2.0%, primarily related to the sale of PGW, and the geographic distribution of income. See Note 12, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the three months ended June 30, 2022 increased by $1 million primarily related to a Self Service investment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended June 30, 2021, the euro, pound sterling and Czech koruna rates used to translate the 2022 statements of income decreased by 12%, 10% and 8%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar combined with the negative impact of realized and unrealized currency gains and losses for the three months ended June 30, 2022 resulted in a negative $0.03 effect on diluted earnings per share relative to the prior year period.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
	2022	2021	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$6,196	$6,110	5.3%	0.3%	(4.2)%	1.4%
Other revenue	493	496	(0.5)%	0.3%	(0.3)%	(0.5)%
Total revenue	$6,689	$6,606	4.9%	0.3%	(3.9)%	1.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The growth in parts and services revenue of 1.4% represented increases in segment revenue of 13.9% in Self Service and 8.2% in Wholesale - North America, partially offset by decreases of 2.4% in Europe and 1.8% in Specialty. Organic parts and services revenue growth was 5.3%, which included a 0.5% positive effect from one additional selling day in the first half of 2022, resulting in per day organic growth of 4.8%. Additionally, there was a 4.2% negative effect on parts and services revenue from foreign exchange rates. The decrease in other revenue of 0.5% was primarily driven by a $2 million organic decrease, attributable to a $15 million decrease in our Self Service segment, partially offset by a $12 million increase in our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment during the six months ended June 30, 2022 compared to the prior year period.

Cost of Goods Sold

Cost of goods sold increased to 59.3% of revenue in the six months ended June 30, 2022 from 59.0% of revenue in the six months ended June 30, 2021. The cost of goods sold increase reflects impacts of 0.5% in our Self Service segment partially offset by a decrease of 0.2% attributable to mix as a greater portion of sales are coming from Wholesale - North America which has higher margins. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Selling, General and Administrative Expenses

Our SG&A expenses as a percentage of revenue increased to 27.2% in the six months ended June 30, 2022 from 26.5% in the six months ended June 30, 2021. The SG&A expense increase reflects impacts of 0.2% in each of our Europe and Specialty segments and 0.3% related to individually immaterial items. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Six Months Ended June 30,
	2022		2021		Change
Restructuring expenses	$3	(1)	$13	(2)	$(10)
Transaction related expenses	4	(3)	—		4
Restructuring and transaction related expenses	$7		$13		$(6)
(1)Restructuring expenses for the six months ended June 30, 2022 primarily consisted of $2 million related to our acquisition integration plans.
(2)    Restructuring expenses for the six months ended June 30, 2021 primarily consisted of (i) $7 million related to our global restructuring programs and (ii) $5 million related to our 1 LKQ Europe program.
(3)    Transaction related expenses for the six months ended June 30, 2022 primarily related to external costs such as legal, accounting and advisory fees for completed and potential transactions.

See Note 4, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Gain on Disposal of Businesses

During the six months ended June 30, 2022, we recorded a $155 million pretax gain ($127 million after tax) from the sale of PGW. See Note 2, "Financial Statement Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our gain on disposal of businesses.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Six Months Ended June 30,
	2022	2021	Change
Depreciation	$70	$78	$(8)	(1)
Amortization	50	53	(3)	(2)
Total depreciation and amortization	$120	$131	$(11)
(1)The decrease in depreciation expense included $3 million from foreign currency translation primarily related to a decrease in the euro and pound sterling rates during the six months ended June 30, 2022 compared to the prior year period and $1 million related to the sale of PGW with the remaining decrease due to individually immaterial factors.
(2)The decrease in amortization expense primarily reflected (i) a decrease of $3 million related to the customer relationship intangible assets recorded upon our acquisition of Stahlgruber as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense during the six months ended June 30, 2022 compared to the prior year period and (ii) a $2 million decrease from foreign exchange translation, primarily related to a decrease in the euro exchange rate, partially offset by (iii) a $2 million increase related to software amortization.

Other Expense, Net

The following table summarizes the components of the change in other expense, net (in thousands):

	Other Expense, Net
Other expense, net for the six months ended June 30, 2021	$52
Increase (decrease) due to:
Interest expense, net of interest income	(11)	(1)
Loss on debt extinguishment	(24)	(2)
Other expense (income), net	14	(3)
Net decrease	(21)
Other expense, net for the six months ended June 30, 2022	$31
(1)Net interest expense declined due to (i) a $7 million decrease resulting from lower interest rates during the six months ended June 30, 2022 compared to the prior year period and (ii) a $3 million decrease from foreign exchange translation, primarily related to a decrease in the euro exchange rate.
(2)The $24 million decrease in loss on debt extinguishment is due to the charge recorded in April 2021 related to the redemption of the Euro Notes (2026).
(3)The variance in Other expense (income), net is primarily related to (i) a $9 million unfavorable variance in our fair value adjustments for equity investments not accounted for under the equity method and (ii) a $4 million unfavorable variance in foreign currency gains and losses.

Provision for Income Taxes

Our effective income tax rate for the six months ended June 30, 2022 was 24.1%, compared to 26.3% for the six months ended June 30, 2021. The decrease in the effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable to net favorable discrete items of 1.2%, primarily related to the sale of PGW, and the geographic distribution of income. See Note 12, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the six months ended June 30, 2022 decreased by $3 million primarily related to a decline in year over year results reported by Mekonomen, which is our largest equity method investment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the six months ended June 30, 2021, the euro, pound sterling and Czech koruna rates used to translate the 2022 statements of income decreased by 9%, 7%, and 5%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar combined with the negative impact of realized and unrealized currency gains and losses for the six months ended June 30, 2022 resulted in a $0.05 negative effect on diluted earnings per share relative to the prior year period.

Results of Operations—Segment Reporting

We have four reportable segments: Wholesale - North America, Europe, Specialty and Self Service.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% of Total Segment Revenue	2021	% of Total Segment Revenue	2022	% of Total Segment Revenue	2021	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,144		$1,118		$2,345		$2,169
Europe	1,477		1,577		2,965		3,040
Specialty	512		531		972		989
Self Service	208		209		407		408
Total third party revenue	$3,341		$3,435		$6,689		$6,606
Total Revenue
Wholesale - North America	$1,144		$1,119		$2,345		$2,170
Europe	1,477		1,577		2,965		3,040
Specialty	513		532		974		991
Self Service	208		209		407		408
Eliminations	(1)		(2)		(2)		(3)
Total revenue	$3,341		$3,435		$6,689		$6,606
Segment EBITDA
Wholesale - North America	$214	18.7%	$219	19.6%	$432	18.4%	$413	19.0%
Europe	160	10.8%	168	10.7%	291	9.8%	309	10.2%
Specialty	69	13.4%	80	14.9%	127	13.1%	141	14.2%
Self Service	32	15.3%	56	27.2%	72	17.6%	112	27.5%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for and subsequent adjustments to reserves for asset recoverability and expenditures to support our employees and their families). EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense. See Note 13, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Wholesale - North America	2022	2021	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$1,050	$1,024	10.7%	(1)	(8.0)%	(3)	(0.2)%	2.5%
Other revenue	94	94	(0.9)%	(2)	1.1%		(0.2)%	—%
Total third party revenue	$1,144	$1,118	9.8%		(7.2)%		(0.2)%	2.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 10.7% for the three months ended June 30, 2022 compared to the prior year period, primarily driven by passing through input cost inflation. Aftermarket collision parts volumes decreased year over year due to ongoing ocean freight delays and supply chain challenges, and were partially offset by increased volumes of collision parts from our salvage business.
(2)Other organic revenue decreased 0.9% primarily related to (i) an $11 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices partially offset by (ii) an $8 million increase from other scrap (e.g., aluminum) and cores mainly due to higher prices, and to a lesser extent, higher volumes and (iii) a $3 million increase in revenue from scrap steel related to higher prices and volumes.
(3)Acquisition and divestiture revenue was a net decrease due to the divestiture of PGW in the second quarter of 2022. See Note 2, "Financial Statement Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the divestiture of PGW.

Segment EBITDA

Segment EBITDA decreased $5 million, or 2.3%, in the three months ended June 30, 2022 compared to the prior year period. The decrease includes a $12 million decline in Segment EBITDA related to the divestiture of PGW in the second quarter of 2022 and an $8 million decline due to lower precious metals prices relative to the comparable prior year period. Additionally, net sequential increases in scrap steel prices in our salvage operations had a $1 million favorable impact on Segment EBITDA during the three months ended June 30, 2022, compared to a $5 million favorable impact during the three months ended June 30, 2021. We estimate that precious metals and scrap steel pricing had an unfavorable effect of 0.9% on Segment EBITDA margin relative to the comparable prior year period. The unfavorable impacts were partially offset by higher prices on parts and productivity initiatives helping to offset inflationary pressures related to ocean freight, labor, supplies and fuel.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2021	19.6%
Increase (decrease) due to:
Change in gross margin	(0.8)%	(1)
Change in segment operating expenses	0.1%	(2)
Change in other expense, net	(0.2)%	(3)
Segment EBITDA for the three months ended June 30, 2022	18.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin of 0.8% was primarily driven by a 0.7% unfavorable impact related to precious metals and scrap steel pricing. Inflationary increases in material and freight costs were offset by higher prices on parts and services and by productivity initiatives.
(2)    Segment operating expenses as a percentage of revenue decreased 0.1% to (i) a 0.4% favorable impact from personnel expense due to lower incentive compensation offset by (ii) a 0.3% unfavorable impact from higher professional fees.
(3)    Several individually immaterial factors had a 0.2% unfavorable impact on other expense, net.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2022	2021	Organic		Acquisition and Divestiture	Foreign Exchange (2)	Total Change
Parts & services revenue	$1,470	$1,570	4.2%	(1)	0.5%	(11.0)%	(6.4)%
Other revenue	7	7	14.4%		—%	(11.6)%	2.8%
Total third party revenue	$1,477	$1,577	4.3%		0.5%	(11.0)%	(6.3)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended June 30, 2022 increased by 4.2% (4.9% on a per day basis), primarily due to pricing initiatives across all geographies that have been implemented throughout 2022 to offset increased costs resulting from inflationary pressures. The organic revenue growth across most of our European operations was partially offset by 0.6% (0.5% on a per day basis) of a negative effect on certain operations and product lines due to the Ukraine/Russia conflict.
(2)Compared to the prior year, exchange rates decreased our revenue growth by $174 million, or 11.0%, primarily due to the stronger U.S. dollar against the euro, pound sterling, and Czech koruna during the second quarter of 2022 relative to the prior year period.

Segment EBITDA

Segment EBITDA decreased $8 million, or 5.2%, in the three months ended June 30, 2022 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $19 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the three months ended June 30, 2021. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $10 million, or 6.0%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended June 30, 2022.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2021	10.7%
Increase (decrease) due to:
Change in gross margin	0.8%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other expense, net	(0.2)%	(3)
Segment EBITDA for the three months ended June 30, 2022	10.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin was primarily attributable to favorable impacts of (i) net price increases and margin improvement initiatives undertaken to support profitable revenue growth despite inflationary pressures, primarily at our businesses in the Netherlands, Germany, and Italy, and (ii) to a lesser extent, favorable sales mix shift towards private label products.
(2)    The increase in segment operating expenses as a percentage of revenue reflects unfavorable impacts of (i) 0.5% of personnel costs primarily due to inflationary pressures, (ii) 0.3% from freight, vehicle and fuel expenses due to inflationary pressures, (iii) and 0.2% of increased advertising costs, partially offset by (iv) several individually immaterial factors that had a favorable impact of 0.5% in the aggregate.
(3)    Several individually immaterial factors had a 0.2% unfavorable impact on other expense, net.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2022	2021	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$512	$531	(11.5)%	8.2%	(0.4)%	(3.6)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$512	$531	(11.5)%	8.2%	(0.4)%	(3.6)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended June 30, 2022 decreased by 11.5% due to the strong growth we experienced in the second quarter of 2021, when parts and services organic revenue growth was 30.1%, and demand softness from lower new vehicle sales caused by supply chain challenges as well as a decrease in drop shipment volumes.
(2)Acquisition related growth for the three months ended June 30, 2022 reflected revenue from our acquisitions of three Specialty businesses from the beginning of 2021 through the one-year anniversary of the acquisition dates.

Segment EBITDA

Segment EBITDA decreased $11 million, or 13.1%, in the three months ended June 30, 2022 compared to the prior year period primarily due to the organic revenue decline and the negative effect of inflation on overhead expenses.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2021	14.9%
Increase (decrease) due to:
Change in gross margin	(0.2)%	(1)
Change in segment operating expenses	(1.2)%	(2)
Segment EBITDA for the three months ended June 30, 2022	13.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin primarily reflects a 1.1% unfavorable impact from acquisitions, partially offset by favorable product and channel mix and, to a lesser extent, lower discounting to recover higher input costs.
(2)    The increase in segment operating expenses as a percentage of revenue primarily reflects unfavorable impacts of (i) 1.0% in personnel costs as a result of wage inflation and lower operating leverage due to the organic parts and services revenue decline, (ii) 0.5% in vehicle and fuel expenses primarily due to higher fuel costs, and (iii) several individually immaterial factors that had an unfavorable impact of 0.8% in the aggregate, partially offset by favorable impacts of (iv) 0.6% from operating expense synergies and leverage generated from the 2021 acquisitions, primarily Seawide, and (v) 0.5% in freight expenses primarily driven by reduced usage of third party freight carriers.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Self Service	2022	2021	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$60	$53	13.2%	(1)	—%	—%	13.2%
Other revenue	148	156	(4.8)%	(2)	—%	—%	(4.8)%
Total third party revenue	$208	$209	(0.3)%		—%	—%	(0.3)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 13.2% for the three months ended June 30, 2022 compared to the prior year period, primarily driven by pricing initiatives to mitigate significant increases in input costs resulting from greater competition for vehicles.
(2)The 4.8%, or $8 million, year over year organic decrease in other revenue is related to (i) a $22 million decrease in revenue from precious metals (platinum, palladium, and rhodium) mainly due to lower prices, partially offset by (ii) a $9 million increase in revenue from other scrap (including aluminum) and cores mainly due to higher prices and (iii) a $6 million increase in revenue from scrap steel related to higher prices, partially offset by lower volumes.

Segment EBITDA

Segment EBITDA decreased $24 million, or 43.7%, in the three months ended June 30, 2022 compared to the prior year period. This decrease is primarily attributable to unfavorable movements in commodity prices compared to the prior year. Decreases in precious metals prices contributed an estimated $18 million decline in Segment EBITDA relative to the three months ended June 30, 2021. Additionally, net sequential increases in scrap steel prices in our self service operations had a $3 million favorable impact on Segment EBITDA during the three months ended June 30, 2022, compared to a $5 million favorable impact during the three months ended June 30, 2021. This favorable impact for both periods resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle. We estimate that precious metals and scrap steel pricing had an unfavorable effect of 8.4% on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2021	27.2%
Increase (decrease) due to:
Change in gross margin	(9.1)%	(1)
Change in segment operating expenses	(2.9)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended June 30, 2022	15.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin reflects (i) an unfavorable impact of 6.8% resulting from movements in metals prices, (ii) an unfavorable impact due to increases in car costs, partially offset by (iii) a favorable impact due to increased prices for parts and services.
(2)    The increase in segment operating expense as a percentage of revenue reflects (i) a 1.6% unfavorable impact from movements in metals prices, (ii) a 0.8% unfavorable impact from increased freight, vehicle, and fuel costs due to inflationary pressures (iii) a 0.5% unfavorable impact from personnel expenses due to inflationary pressures.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Wholesale - North America	2022	2021	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$2,156	$1,993	12.1%	(1)	(3.8)%	(3)	(0.1)%	8.2%
Other revenue	189	176	6.9%	(2)	0.8%		(0.1)%	7.6%
Total third party revenue	$2,345	$2,169	11.7%		(3.5)%		(0.1)%	8.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 12.1% (11.3% on a per day basis) for the six months ended June 30, 2022 compared to the prior year period, primarily driven by passing through input cost inflation. Aftermarket collision parts volumes decreased year over year due to ongoing ocean freight delays and supply chain challenges, and were partially offset by increased volumes of collision parts from our salvage business.
(2)Organic other revenue increased 6.9%, or $12 million related to (i) a $19 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices as well as higher volumes, and (ii) a $5 million increase in revenue from scrap steel due to higher prices and volumes partially offset by (iii) an $11 million decrease in revenue from precious metals (platinum, palladium, and rhodium) primarily due to lower prices.
(3)Acquisition and divestiture revenue was a net decrease due to the divestiture of PGW in the second quarter of 2022. See Note 2, "Financial Statement Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the divestiture of PGW.

Segment EBITDA

Segment EBITDA increased $19 million, or 4.6%, for the six months ended June 30, 2022 compared to the prior year. This increase is attributable to higher prices on parts and productivity initiatives helping to offset inflationary pressures related to ocean freight, labor, supplies and fuel. Decreases in precious metals prices contributed a $12 million decline in Segment EBITDA relative to the six months ended June 30, 2021. Additionally, net sequential increases in scrap steel prices in our salvage operations had a $2 million favorable impact on Segment EBITDA during the six months ended June 30, 2022, compared to a $11 million favorable impact during the six months ended June 30, 2021. We estimate that precious metals and scrap steel pricing had an unfavorable effect of 0.9% on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2021	19.0%
Increase (decrease) due to:
Change in gross margin	(0.4)%	(1)
Change in segment operating expenses	(0.2)%	(2)
Segment EBITDA for the six months ended June 30, 2022	18.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin of 0.4% was primarily driven by a decrease in commodity prices resulting in a 0.7% unfavorable impact. Inflationary increases in material and freight costs were offset by higher prices on parts and services and productivity initiatives.
(2)The increase in segment operating expense as a percentage of revenue reflects several immaterial factors that had a 0.2% unfavorable impact in the aggregate.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2022	2021	Organic		Acquisition and Divestiture	Foreign Exchange (2)	Total Change
Parts & services revenue	$2,951	$3,025	5.5%	(1)	0.4%	(8.3)%	(2.4)%
Other revenue	14	15	2.8%		—%	(8.7)%	(6.0)%
Total third party revenue	$2,965	$3,040	5.5%		0.4%	(8.3)%	(2.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the six months ended June 30, 2022 increased by 5.5%, primarily driven by net price increases compared to prior year. Revenue growth from net price increases reflects actions taken to offset increased costs from inflationary pressures. The organic revenue growth across most of our European operations was partially offset by 0.4% of a negative effect on certain operations and product lines due to the Ukraine/Russia conflict.
(2)Compared to the prior year, exchange rates decreased our revenue growth by $254 million, or 8.3%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna for the six months ended June 30, 2022 relative to the prior year period.

Segment EBITDA

Segment EBITDA decreased $18 million, or 5.9%, for the six months ended June 30, 2022 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $26 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the six months ended June 30, 2021. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $8 million, or 2.6%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the six months ended June 30, 2022.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2021	10.2%
Increase (decrease) due to:
Change in gross margin	0.1%	(1)
Change in segment operating expenses	(0.4)%	(2)
Change in other expense, net	(0.1)%
Segment EBITDA for the six months ended June 30, 2022	9.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The increase in gross margin was primarily attributable to favorable impacts of year to date net price increases and margin improvement initiatives supporting the pursuit of profitable revenue growth to offset increased costs resulting from inflationary pressures.
(2)The increase in segment operating expenses as a percentage of revenue primarily reflects unfavorable impacts of (i) 0.2% related to a higher provision for credit losses, including impacts related to a customer bankruptcy, (ii) 0.2% from increased freight, vehicle, and fuel expenses due to inflationary pressures and ongoing supply chain constraints, (iii) 0.2% from increased personnel costs primarily due to inflationary pressures partially offset by (iv) other individually immaterial factors representing a 0.2% favorable impact in the aggregate.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2022	2021	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$972	$989	(10.0)%	8.5%	(0.2)%	(1.8)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$972	$989	(10.0)%	8.5%	(0.2)%	(1.8)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the six months ended June 30, 2022, decreased by 10.0% (10.7% on a per day basis) due to the strong comparative growth for the six months ended June 30, 2021, when parts and services organic revenue growth was 30.5%, and demand softness from lower new vehicle sales caused by supply chain challenges as well as a decrease in drop shipment volumes.
(2)Acquisition related growth for the six months ended June 30, 2022 reflected revenue from our acquisitions of three Specialty businesses from the beginning of 2021 through the one-year anniversary of the acquisition dates.

Segment EBITDA

Segment EBITDA decreased $14 million, or 9.8%, for the six months ended June 30, 2022 compared to the prior year period primarily due to the organic revenue decline and the negative effect of inflation on overhead expenses.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2021	14.2%
Increase (decrease) due to:
Change in gross margin	0.4%	(1)
Change in segment operating expenses	(1.5)%	(2)
Segment EBITDA for the six months ended June 30, 2022	13.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The increase in gross margin primarily reflects lower discounting to recover higher input costs and, to a lesser extent, favorable product and channel mix, partially offset by a 1.0% unfavorable impact from acquisitions.
(2)The increase in segment operating expenses as a percentage of revenue primarily reflects unfavorable impacts of (i) 1.1% in personnel costs as a result of wage inflation and lower operating leverage due to the organic parts and services revenue decline, (ii) 0.5% in vehicle and fuel expenses primarily due to higher fuel costs, and (iii) several individually immaterial factors that had an unfavorable impact of 0.5% in the aggregate, partially offset by (iv) a favorable impact of 0.6% from operating expense synergies and leverage generated from the 2021 acquisitions.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Self Service	2022	2021	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$117	$103	13.9%	(1)	—%	—%	13.9%
Other revenue	290	305	(4.9)%	(2)	—%	—%	(4.9)%
Total third party revenue	$407	$408	(0.2)%		—%	—%	(0.2)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 13.9% for the six months ended June 30, 2022 compared to the prior year period, primarily driven by pricing initiatives to mitigate significant increases in input costs resulting from greater competition for vehicles.
(2)The 4.9%, or $15 million, year over year organic decrease in other revenue is related to (i) a $38 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to both lower prices and volumes, partially offset by (ii) a $13 million increase in revenue from other scrap (including aluminum) and cores primarily related to higher prices and (iii) a $10 million increase in revenue from scrap steel primarily related to higher prices, partially offset by lower volumes.

Segment EBITDA

Segment EBITDA decreased $40 million, or 36.2%, in the six months ended June 30, 2022 compared to the prior year period. The decrease is primarily attributable to unfavorable movements in commodity prices compared to the prior year. Decreases in precious metals prices contributed an estimated $27 million decline in Segment EBITDA relative to the six months ended June 30, 2021. In addition, net sequential increases in scrap steel prices in our self service operations had a $5 million favorable impact on Segment EBITDA during the six months ended June 30, 2022, compared to a $21 million favorable impact during the six months ended June 30, 2021. The favorable impacts for both periods resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle. We estimate that precious metals and scrap steel pricing had an unfavorable effect of 9.7% on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2021	27.5%
Increase (decrease) due to:
Change in gross margin	(8.1)%	(1)
Change in segment operating expenses	(1.9)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the six months ended June 30, 2022	17.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin reflects (i) an unfavorable impact of 9.0% resulting from movements in metals prices and (ii) an unfavorable impact due to increases in car costs, partially offset by (iii) a favorable impact due to increased prices for parts and services.
(2)The increase in segment operating expense as a percentage of revenue reflects (i) a 0.8% unfavorable impact from movements in metals prices, (ii) a 0.6% unfavorable impact from increased freight, vehicle and fuel costs due to inflationary pressures, (iii) a 0.3% unfavorable impact from personnel expenses due to inflationary pressures, (iv) several individually immaterial factors that had a 0.2% unfavorable impact in the aggregate.

Liquidity and Capital Resources

The following table summarizes liquidity data as of the dates indicated (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$265	$274
Total debt (1)	2,369	2,824
Current maturities (2)	47	35
Capacity under credit facilities (3)	3,150	3,150
Availability under credit facilities (3)	1,587	1,194
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,852	1,468
(1)    Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $9 million and $12 million as of June 30, 2022 and December 31, 2021, respectively).
(2)     Debt amounts reflect the gross values to be repaid in the next 12 months (excluding debt issuance costs of immaterial amounts as of June 30, 2022 and December 31, 2021).
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

As of June 30, 2022, we had debt outstanding and additional available sources of financing as follows:

•Senior secured credit facilities maturing in January 2024, composed of $3,150 million in revolving credit ($1,494 million outstanding at June 30, 2022), bearing interest at variable rates, with availability reduced by $69 million of amounts outstanding under letters of credit
•Euro Notes (2024) totaling $524 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2028) totaling $262 million (€250 million) maturing in April 2028 and bearing interest at a 4.125% fixed rate

As of June 30, 2022, we had approximately $1,587 million available under our credit facilities. Combined with $265 million of cash and cash equivalents at June 30, 2022, we had approximately $1,852 million in available liquidity, an increase of $384 million from our available liquidity as of December 31, 2021.

We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. Our 2022 plan includes spending to rebuild inventory levels, support growth driven capital projects, complete strategic acquisitions, and return stockholder value through the payment of dividends and repurchasing shares of our common stock. A summary of the dividend activity for our common stock for the six months ended June 30, 2022 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.25	February 15, 2022	March 3, 2022	March 24, 2022
$0.25	April 26, 2022	May 19, 2022	June 2, 2022

On July 26, 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock, payable on September 1, 2022, to stockholders of record at the close of business on August 11, 2022.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,852 million of total liquidity as of June 30, 2022 and $47 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our total liquidity includes availability under our senior secured credit facility, which includes the two financial maintenance covenants presented below (our required debt covenants and our actual ratios with respect to those covenants as calculated per the credit agreement as of June 30, 2022):

	Covenant Level	Ratio Achieved as of June 30, 2022
Maximum net leverage ratio	4.00 : 1.00	1.2
Minimum interest coverage ratio	3.00 : 1.00	32.7

The terms net leverage ratio and minimum interest coverage ratio used in the credit agreement are specifically calculated per the credit agreement and differ in specified ways from comparable US GAAP or common usage terms.

Our credit agreement contains customary covenants that impose limitations and conditions on our ability to enter into certain transactions. The credit agreement also contains financial and affirmative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio. During the second quarter of 2022, two ratings agencies, S&P Global Ratings and Moody's Investors Service, upgraded our issuer credit rating to an investment grade rating of 'BBB-' and 'Baa3', respectively, and rated our outlook as stable. With the assignment of an investment grade rating, we are no longer required to comply with certain restrictive covenants under the credit agreement. We were in compliance with all applicable covenants under our credit agreement as of June 30, 2022.

The indentures relating to our Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds on the credit facility. The indentures do not prohibit amendments to the financial covenants under the credit facility as needed.

In the long term, while we believe that we have adequate capacity under our existing credit facilities, from time to time we may need to raise additional funds through public or private financing, strategic relationships or modification of our existing credit facilities. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

We utilize a supply chain financing arrangement, which allows us to improve our operating cash flows by extending payment terms. Financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. The initiative is at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions do not continue to purchase receivables from our suppliers under the initiative, the participating vendors may need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the initiative to the participating financial institutions are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets.

We have held interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings and currency swaps that contain an interest rate swap component and a foreign currency forward contract component. As of June 30, 2022, we did not have any of these contracts outstanding. The weighted average interest rate on borrowings outstanding under our credit agreement was 1.7% at June 30, 2022. Including our senior notes, our overall weighted average interest rate on borrowings was 2.5% at June 30, 2022. Our borrowings in U.S. dollars continue to accrue interest at LIBOR until a replacement rate is specified, which is expected to occur prior to June 2023. We do not expect the change in benchmark rates will have a material impact on our results of operations, financial position or liquidity. See Note 8, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest.

We had outstanding credit agreement borrowings of $1,494 million and $1,887 million at June 30, 2022 and December 31, 2021, respectively. Of these amounts, there were no current maturities at June 30, 2022 or December 31, 2021.

The scheduled maturities of long-term obligations outstanding at June 30, 2022 are as follows (in millions):

Amount
Six months ending December 31, 2022 (1)	$38
Years ending December 31:
2023	18
2024	2,026
2025	9
2026	3
Thereafter	275
Total debt (2)	$2,369
(1)Long-term obligations maturing by December 31, 2022 include $32 million of short-term debt that may be extended beyond the current year ending December 31, 2022.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $9 million as of June 30, 2022).

As of June 30, 2022, the Company had cash and cash equivalents of $265 million, of which $210 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Wholesale - North America	$302	$262	$40	$619	$522	$97	(1)
Europe	924	1,005	(81)	1,879	1,899	(20)	(2)
Specialty	306	362	(56)	709	753	(44)	(3)
Total	$1,532	$1,629	$(97)	$3,207	$3,174	$33

(1)Inventory purchases across the Wholesale - North America segment increased in the six months ended June 30, 2022 compared to the prior year period primarily due to required restocking to keep up with the high demand for our products.
(2)The decrease in inventory purchases in our Europe segment included a decrease of $167 million attributable to the decrease in the value of the euro, and to a lesser extent, the pound sterling in the six months ended June 30, 2022 compared to the prior year period. On a constant currency basis, inventory purchases increased compared to the prior year period, due to required restocking to keep up with the high demand for our products as well as purchases to improve availability for customers in certain regions.
(3)The decrease in inventory purchases in the Specialty segment compared to the prior year period was primarily due to matching inventory levels with demand. This was partially offset by inventory purchases made by acquired companies. These companies were not acquired until the second half of 2021.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Wholesale - North America salvage vehicles	65	63	3.2%	125	113	10.6%
Europe wholesale salvage vehicles	8	6	33.3%	16	13	23.1%
Self Service salvage vehicles	139	140	(0.7)%	274	277	(1.1)%

Wholesale - North America salvage purchases in 2022 increased relative to the prior year due to limitations in the prior year on vehicles at auctions. Self Service vehicle purchases in 2022 were roughly flat year over year.

We expect to increase inventory purchases in 2022 to support the service and fill rate requirements of our businesses based on the revenue trend and expectations for full year 2022, including normal seasonality as supply chain challenges in 2021 deferred a portion of the inventory build to 2022 (although if supply chain challenges continue our ability to increase or maintain inventory purchases to the desired level could be affected).

The following table summarizes the components of the year over year changes in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the six months ended June 30, 2021	$933
Increase (decrease) due to:
Working capital accounts: (1)
Receivables, net	(25)
Inventories	(266)
Accounts payable	128
Other operating activities	(33)	(2)
Net cash provided by operating activities for the six months ended June 30, 2022	$737
(1)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Receivables, net was a $25 million greater outflow in 2022 primarily due to an increase in organic revenue in 2022 compared to 2021, which translated to higher receivables balances and larger net outflows in the Wholesale - North America segment of $35 million. We had a smaller cash outflow in the Specialty segment of $11 million compared to prior period due to lower revenue.
•Inventories represented $266 million in incremental cash outflows in the first six months of 2022 compared to the same period of 2021. The change is primarily attributable to increased inventory purchases in the current year as a result of strong demand and strategic inventory purchases to curb the impacts of supply chain constraints.
•Accounts payable produced $128 million in higher cash inflows primarily from North America which contributed a $224 million cash inflow driven by higher accounts payable balances and timing of payments partially offset by lower cash inflows in our Europe segment of $62 million and Specialty segment of $34 million.
(2)    Reflects the aggregate effect of lower cash operating income and higher incentive compensation payments partially offset by lower cash paid for taxes.

Net cash provided by investing activities totaled $265 million and net cash used in investing activities totaled $109 million during the six months ended June 30, 2022 and 2021, respectively. Proceeds from the disposal of businesses (primarily PGW) were $372 million during the six months ended June 30, 2022. Property, plant and equipment purchases were $99 million in the six months ended June 30, 2022 compared to $88 million in the prior year period.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$737	$933
Less: purchases of property, plant and equipment	99	88
Free cash flow	$638	$845

Net cash used in financing activities increased by $176 million for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to increases in repurchases of common stock of $184 million and payment of dividends in 2022 of $142 million (no dividends were paid in the six months ended June 30, 2021) partially offset by a decrease in settlement of our cross currency swap and other foreign exchange forward contracts in 2021 of $89 million and lower net repayments on our borrowings of $45 million. Please refer to Note 2, "Financial Statement Information for additional information on repurchases of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates;
•commodity prices; and
•inflation.

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 47.7% and 49.4% of our revenue during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.8% change in our consolidated revenue and a 2.6% change in our operating income for the six months ended June 30, 2022. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2022 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our Wholesale - North America operations, and we may not be able to pass on any resulting price increases to our customers.

To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated financing transactions, we may hedge the exposure through the use of foreign currency forward contracts. As of June 30, 2022, we did not hold foreign currency forward contracts related to non-functional currency denominated debt.

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of June 30, 2022, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €797 million and Swedish Krona ("SEK") 100 million under our revolving credit facilities. As of December 31, 2021, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €940 million and SEK 145 million under our revolving credit facilities.

Interest Rates

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to the prime rate, LIBOR, Canadian Dollar Offered Rate, Euro interbank Offered Rate, SONIA, or Swiss Average Rate Overnight. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts converted a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. We designated our interest rate swap contracts as cash flow hedges, and net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense.

We had none of our variable rate debt under our credit facilities at fixed rates at June 30, 2022 or December 31, 2021. See Note 8, "Long-Term Obligations" and Note 9, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

At June 30, 2022, we had approximately $1,494 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $15 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals, such as platinum, palladium, and rhodium, contained in some recycled parts, such as catalytic converters). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a greater rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended June 30, 2022 increased by 5% over the average for the first quarter of 2022. The average prices of rhodium, palladium, and platinum decreased by 35%, 27% and 19%, respectively, for the three months ended June 30, 2022 over the average prices for the three months ended June 30, 2021.

Inflation

We are exposed to market risks related to inflation in product, labor, shipping, freight and general overhead costs. In 2022, inflation has increased to rates beyond recent history, and we have experienced rising costs. We have adjusted our prices and are driving productivity initiatives to mitigate the inflationary effects. If these pressures continue or increase in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. Inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs, we cannot identify cost efficiencies, or the higher prices impact demand.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. The legal proceeding below is an update from our legal proceedings previously disclosed in our 2021 Form 10-K.

On July 7, 2022, we received a demand from the U.S. Environmental Protection Agency Region 4 (regarding facilities in Alabama, Georgia, and Tennessee) seeking penalties totaling $787,750 in connection with alleged violations of federal stormwater regulations. We do not currently anticipate that any expense or liability that we may incur as a result of this matter in the future will be material to the Company’s business or financial condition.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2021 Form 10-K, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed with the SEC on May 4, 2022, for information concerning risks and uncertainties that could negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a stock repurchase program under which we are able to purchase our common stock from time to time through October 25, 2024. On May 10, 2022, our Board of Directors authorized a $500 million increase to our existing stock repurchase program, raising the aggregate program authorization to $2,500 million as of June 30, 2022. Please refer to Note 2, "Financial Statement Information" for additional information on repurchases under the program.

The following table summarizes our stock repurchases for the three months ended June 30, 2022 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2022 - April 30, 2022	1.6	$49.56	1.6	$428
May 1, 2022 - May 31, 2022	3.1	$50.00	3.1	$772
June 1, 2022 - June 30, 2022	3.4	$49.31	3.4	$606
Total	8.1		8.1

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2022.

LKQ CORPORATION

/s/ Varun Laroyia
Varun Laroyia
Executive Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)