Form 10-K
period 2022-12-31
LKQ CORP
filed 2023-02-23
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 000-50404
________________________________________
LKQ CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
500 West Madison Street, Suite 2800
Chicago, Illinois	60661
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 621-1950
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	LKQ	The Nasdaq Global Select Market
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $13.5 billion (based on the closing sale price on The Nasdaq Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 17, 2023 was 267,065,154.
Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2023, described in Part III hereof, are incorporated by reference in this report.

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include those identified in the section entitled "Risk Factors" in Part 1A of this Annual Report on Form 10-K.

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

We routinely post important information on our website, www.lkqcorp.com, in the “Investor Relations” section. We also may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this document.

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

We are a leading provider of alternative vehicle collision replacement products and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in Germany, the United Kingdom ("U.K."), the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada.

We are organized into four operating segments: Wholesale - North America; Europe; Specialty; and Self Service, each of which is presented as a reportable segment. Beginning in 2022, the Wholesale - North America and Self Service operating segment results were separated from the previous reportable segment, North America, and each of Wholesale - North America and Self Service is now a separate reportable segment. Segment results have been adjusted retrospectively to reflect this change. See Note 24, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.

HISTORY

We were initially formed in 1998 through the combination of a number of wholesale recycled products businesses and subsequently expanded through internal development and acquisitions of aftermarket, recycled, refurbished, and remanufactured product suppliers and manufacturers; self service retail businesses; and specialty vehicle aftermarket equipment and accessories suppliers. We have completed approximately 300 business acquisitions. Our most significant acquisitions include:

•2007 acquisition of Keystone Automotive Industries, Inc., which, at the time of acquisition, was the leading domestic distributor of aftermarket products, including collision replacement products, paint products, refurbished steel bumpers, bumper covers and alloy wheels.

•2011 acquisition of Euro Car Parts Holdings Limited ("ECP"), a vehicle mechanical aftermarket parts distribution company operating in the U.K. This acquisition served as our entry into the European automotive aftermarket business, from which we have expanded our European footprint through organic growth and subsequent acquisitions.

•2013 acquisition of Sator Beheer B.V. ("Sator," now known as Fource), a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and France. This acquisition allowed us to further expand our geographic presence into continental Europe.

•2014 acquisition of Keystone Automotive Holdings, Inc. ("Keystone Specialty"), which expanded our product offering and increased our addressable market to include specialty vehicle aftermarket equipment and accessories.

•2016 acquisition of Rhiag-Inter Auto Parts Italia S.r.l. ("Rhiag"), a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded our geographic presence in continental Europe.

•2018 acquisition of Stahlgruber GmbH ("Stahlgruber"), a wholesale distributor of aftermarket spare parts for passenger cars, tools, capital equipment and accessories with operations in Germany, Austria, Italy, Slovenia, and Croatia, with further sales to Switzerland. This acquisition expanded our geographic presence in continental Europe and serves as an additional strategic hub for our European operations.

Since 2017, we have divested certain businesses due to the ongoing rationalization of our asset base by divesting certain non-core and/or lower margin businesses, and mandatory divestiture requirements due to certain acquisitions. Two of these divestitures have been reported as discontinued operations.

STRATEGY

Our mission is to be the leading global value-added sustainable distributor of vehicle parts and accessories by offering our customers the most comprehensive, available and cost-effective selection of part solutions while building strong partnerships with our employees and the communities in which we operate.

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

Beginning in 2019, we reduced our focus on growth through corporate development and increased our focus on driving higher levels of free cash flow, profitable organic growth, margin expansion and talent development.

In our Europe segment, we are implementing a multi-year business transformation by establishing a Pan-European organization and operating model. The purpose of this multi-year “1 LKQ Europe” program is to create one single operation by integrating the various acquisitions the Company has completed across the European continent since entering the market in 2011. 1 LKQ Europe will leverage the full potential of our leading European scale position as a single entity in areas such as procurement, product strategy, revenue optimization, digitization, and value-added services for our customers.

We have four primary strategic pillars to build economic value: growing our diversified product and service offerings; expanding our geographic footprint; adapting to evolving technology; and rationalizing our asset base. We believe our extensive distribution network, with a deep and broad inventory of quality collision and mechanical repair products and specialty vehicle aftermarket products, high fulfillment rates, delivery reliability, and superior customer service, provide us with competitive advantages. To execute our strategy, we focus on a number of key areas, including:

•Leading distribution network. We have invested significant capital to develop an extensive network of alternative and specialty vehicle parts facilities across the geographies we serve in our operating segments. Our ability to move inventory throughout our distribution networks increases the availability of our products and allows us to fill a higher percentage of our customers’ requests. In order to expand our distribution network, we may seek to enter new markets through geographic expansion, organic development, or tuck-in acquisitions. We believe our Wholesale - North America segment has the largest distribution network of alternative vehicle parts and accessories for the vehicle collision repair market in North America. We currently have operations in over 20 different European countries, which we believe represents the broadest and largest footprint in the aftermarket industry in Europe. On a global basis, we operate approximately 1,450 facilities.

•Broad product and service offerings. The breadth and depth of our inventory across our operating segments reinforces our ability to provide a "one-stop" solution for our customers’ alternative vehicle replacement, maintenance, diagnostic services, and specialty vehicle product needs.

•High fulfillment rates. We manage our inventory to optimize stocking levels in each of our operating segments. Maintaining industry leading fill rates, coupled with best-in-class service levels, is critical to our customers' productivity and their focus on reducing cycle time for repairs.

•Strong business relationships. We have developed business relationships with key constituents, including customers, vehicle insurance companies, multiple-location vehicle repair operations, vendor partners and other industry participants in North America, Europe, and Asia. We monitor the start-up and venture capital landscape to develop business relationships and enhance our portfolio of potential offerings.

•Technology driven business processes. We focus on technology development to expand our competitive advantage. We have built data analytics capabilities and data assets and believe that we can more cost effectively leverage our data to make better business decisions than most of our competitors.

•Adaptation to evolving technology in the vehicle industry. We are committed to monitoring and adapting our business to the technological changes in the vehicle industry. We have a forward-looking strategy and innovation team that helps us monitor megatrends and assess the potential opportunities and risks associated with several areas including, but not limited to, electric vehicles, advanced driver assistance systems, vehicle connectivity, autonomous vehicles, e-commerce and ride-sharing trends. Leveraging our data and market position, we utilize artificial intelligence ("AI") to make more accurate purchase decisions, therefore allowing us to better control our inventory. We continue to look for and invest in opportunities to further leverage AI and neural networks for more effective procurement methods.

•Rationalized asset base. We have a portfolio review process and are continually analyzing and executing initiatives to reduce our operating costs and drive efficiencies, including brand rationalization, rightsizing efforts, and productivity initiatives with the underlying focus to drive higher levels of margins.

•Environmental, Social and Governance ("ESG"). We are focused on driving our ESG strategy and message to multiple stakeholders, both internally and externally. Our ESG strategy is focused on employee engagement, diversity, equity and inclusion, carbon footprint and recycling, supply chain and community support.

•Employees and communities. We focus on employees and communities through continuous improvement in our ESG initiatives. Our top priority is the health and safety of our employees, customers and communities in which we operate.

We will measure our progress toward achieving our strategic goals based on our performance with respect to the following key priorities: profitable growth, cash flow generation, European integration, and talent acquisition. We have implemented various improvement plans to enhance our operational efficiencies and actively monitor these and other important operating metrics.

WHOLESALE - NORTH AMERICA SEGMENT

Our Wholesale - North America segment, which consists of aftermarket and salvage operations, sells five product types (aftermarket, OEM recycled, OEM remanufactured, OEM refurbished and, to a lesser extent, new OEM parts) to professional collision and mechanical vehicle repair businesses, which represents the source of the majority of the revenue generated by the segment.

As the profile and complexity of vehicles being repaired evolves, we have expanded and continue to expand our offerings to customers. In recent years, we have begun to offer on-site mobile and remote diagnostics services through our brand known as Elitek Vehicle Services. Additionally, we began offering proprietary hybrid battery reconditioning and installation services which create a more reliable hybrid battery while also extending the battery's useful life. We expect these areas, as well as, our overall product and service offerings to grow in the coming years as the number of technological components in vehicles increases.

Inventory

Our principal aftermarket product types consist of those most frequently damaged in collisions, including bumper covers, automotive body panels, lights and, prior to the divestiture of PGW Auto Glass ("PGW"), automotive glass products such as windshields. Platinum Plus is our exclusive product line offered under the Keystone brand of aftermarket products. We also developed a product line called "Value Line" for more value conscious, often self-pay, consumers. Certain of our products are certified by an independent organization, the Certified Automotive Parts Association ("CAPA"). CAPA is an association that evaluates the quality of aftermarket collision replacement products compared to OEM collision replacement products. Our salvage products include both mechanical and collision parts, including engines; transmissions; door assemblies; sheet metal products such as trunk lids, fenders and hoods; lights; and bumper assemblies.

The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in North America and Asia, principally Taiwan. In 2022, approximately 46% of our aftermarket purchases were made from our top six vendors, with our largest vendor providing approximately 14% of our annual inventory purchases for the Wholesale - North America segment. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 4% of our supply of aftermarket products in 2022. We purchased approximately 51% of our aftermarket products in 2022 from vendors located in the U.S.; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries. Approximately 48% of our aftermarket products were purchased directly from manufacturers in Taiwan and other Asian countries.

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

We procure recycled products for our wholesale operations by acquiring total loss vehicles, typically sold at regional salvage auctions, and then dismantling and inventorying the parts. The availability and pricing of the salvage vehicles we procure for our wholesale recycled products operations may be impacted by a variety of factors, including the production level of new vehicles and the percentage of damaged vehicles declared total losses. Our bidding specialists are equipped with a proprietary software application that allows them to compare the vehicles at salvage auctions against our current inventory levels, historical demand, and recent average selling prices to arrive at an estimated maximum bid. Additionally, we have embedded AI technology into our salvage procurement software to assist in the procurement decision making process, reducing the amount of labor and human error in the process.

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

Customers

We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. The majority of these customers tend to be individually-owned small businesses, although the number of independent and dealer-operated collision repair facilities has declined over the last decade, as regional or national multiple shop operators have increased their geographic presence through consolidation.

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

Our sales personnel are encouraged to promote LKQ to customers as a "one-stop shop" by offering comparable options from our other product lines if the desired part is not in stock. To support these efforts, our sales staff has access to both recycled and aftermarket sales systems to encourage cross selling.

To better serve our customers, we take a consolidated approach to the electronic sale of wholesale products in our Wholesale - North America segment. A full suite of e-commerce services is available to approved partners that helps us improve order accuracy, reduce return rate and better fit our customer workflow. Using these services in coordination with our partners, products can be searched, priced and ordered without leaving the customers' own operating systems.

Distribution

We have a distribution network of warehouses and cross dock facilities, which allows us to develop and maintain our service levels with local repair shops while providing industry leading fulfillment rates that are made possible by our nationwide presence. Our delivery fleet utilizes a third party software provider to optimize delivery routes and to track the progress of delivery vehicles throughout their runs. This third party software connects into each of our wholesale systems to allow a single interface for our management team to have a single delivery to our customer, regardless of the product line or operating system. Our local presence allows us to provide daily deliveries as required by our customers, using drivers who routinely deliver to the same customers. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops that benefit from access to our wide selection of products, which we are able to offer as a result of our regional inventory network. We operate a delivery fleet of medium-sized trucks and smaller trucks and vans, which deliver multiple product types on the same delivery routes to help minimize distribution costs, improve customer service and reduce environmental impacts.

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

EUROPE SEGMENT

Our Europe segment operates in over 20 countries and was built on four key acquisitions: ECP (2011), Sator (2013), Rhiag (2016) and Stahlgruber (2018). Additionally, in 2014 we expanded our European segment to include wholesale recycling operations through our acquisition of a business with salvage and vehicle repair facilities in Sweden and Norway, and in 2016, we acquired an equity investment in MEKO AB ("Mekonomen"), the leading independent car parts distributor in the Nordic region of Europe. Mekonomen is independent of our existing European operations, but we have identified areas where the companies can work together in a mutually beneficial manner, primarily related to procurement and category management.

1 LKQ Europe

Our European strategy, facilitated through our 1 LKQ Europe program, is to leverage the strengths of acquired businesses, reduce procurement costs by consolidating and streamlining our product offerings, and combine into an integrated organization driving for functional excellence with the necessary technology linking our business processes with our customers and suppliers. As part of our 1 LKQ Europe program, we are integrating our European operations as we optimize purchasing, warehousing, systems, logistics and back-office functions, and align our private label products across the segment. We are reorganizing our non-customer-facing teams and support systems through various projects including the implementation of a common Enterprise Resource Planning ("ERP") platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2025.

Inventory

Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads, discs and sensors, clutches, electrical products such as spark plugs and batteries, steering and suspension products, filters, and oil and automotive fluids. We currently have over 900,000 unique part numbers. Our goal is to reduce the complexity of our product portfolio, reduce the number of parts offered and reduce the number of suppliers. We have phased out or replaced more than 150 brands in recent years. We believe that more than 70% of our product portfolio existing at the start of the program in 2019 could be reviewed for possible reduction.

In 2022, our top supplier represented 8% of our aftermarket inventory purchases for our Europe segment. Only one other supplier comprised more than 5% of our purchases. Further, we purchased 92% of our products from companies in Europe, and 70% and 18% of our total inventory purchases were made in euros and pounds sterling, respectively in 2022. As part of our 1 LKQ Europe initiatives, we are expanding the distribution of our private label products. Our key strategic private label products are Optimal, ERA and MPM Oils.

In our Nordic operations, we purchase severely damaged or total loss vehicles from insurance companies, which are transferred to our dismantling facilities or sold to other third party dismantlers.

Customers

We primarily operate a two-step (i.e., direct sales to repair shop customers) distribution model in Europe, although certain businesses located in Italy, the Netherlands, Germany, Switzerland, and Hungary operate partially a three-step (i.e., sales to distributors who in turn sell to repair shop customers) distribution model. In our two-step operations, we sell the majority of our products to commercial customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In our three-step operations, we sell products to wholesale distributors or jobbers. In addition to our sales to repair shops and wholesale distributors, we generate a portion of our revenue through sales to retail customers from e-commerce platforms and from point of sale transactions at the branch locations.

Distribution

Our European operations employ a distribution model in which inventory is stored at national or international distribution centers or regional hubs, with fast moving product stored at branch locations. The large distribution centers regularly restock the smaller branches and hubs and hold slower moving items, helping us to improve fulfillment rates. Product is moved through the distribution network on our trucks, vans or via common carrier. We have built a new central distribution center in the Netherlands, similar to our central distribution centers in Tamworth, England and Sulzbach-Rosenberg, Germany, that will allow us to consolidate multiple regional distribution centers. We believe that our distribution network is larger than those of any of our principal competitors in Europe.

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

Information Technology Systems

Our aftermarket operations in Europe use various information technology ("IT") systems. Our systems are complex and designed to perform a variety of tasks (depending on the market), including but not limited to customer orders, inventory management, warehouse and logistics, and financial reporting. Certain of our IT systems can interface with the respective IT systems of our repair shop customers, which enables our customers to identify and order the part required for the repair. As part of our 1 LKQ Europe strategy, we initiated a multi-year program to develop and implement a European wide ERP system, which has reduced and will continue to reduce the number of IT systems we operate.

SPECIALTY SEGMENT

Our Specialty segment was formed in 2014 with our acquisition of Keystone Specialty, a leading distributor and marketer of specialty vehicle aftermarket products and accessories in North America. Our Specialty operations reach most major markets in the U.S. and Canada and serve the following seven product segments: RV; truck and off-road; towing; speed and performance; wheels, tires and performance handling; marine; and miscellaneous accessories. In 2017, we acquired Warn Industries, Inc. ("Warn"), a leading designer, manufacturer and marketer of high performance vehicle equipment and accessories. The acquisition of Warn expanded our presence in the specialty market and created viable points of entry into related markets. In October 2021, we acquired SeaWide Marine Distribution, Inc. ("SeaWide"), a leading nationwide wholesale distributor supplying electrical and electronic products for the marine market. The acquisition of SeaWide enhanced our emerging position in the marine market.

Inventory

The specialty vehicle aftermarket equipment and accessories we distribute and raw materials for products we manufacture are purchased from suppliers located primarily in the U.S., Canada, and China. Our top selling products are RV appliances and air conditioners, towing hitches, truck bed covers, vehicle protection products, marine electronics, cargo management products, and wheels, tires, and suspension products. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, we have limited supplier concentration. In 2022, approximately 17% of our specialty vehicle aftermarket purchases were made from our top three suppliers to this segment, with our largest supplier providing approximately 8% of our annual inventory purchases. No other suppliers comprised more than 4% of our purchases during 2022. With our 2017 acquisition of Warn, we have internal capabilities to manufacture and source aftermarket winches, hoists, and bumpers.

Customers

Overall, the specialty vehicle aftermarket parts and accessories market serves a fragmented customer base composed of RV, marine, and specialty automotive dealers, installers, jobbers, builders, parts chains, and mail-order businesses. Our customers are principally small, independent businesses. These customers depend on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. In addition to traditional customers, we sell to several large parts and accessory online retailers. Our Specialty segment also operates retail stores in northeast Pennsylvania.

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

Online sales, which represent the majority of our sales, of our Specialty products take place primarily through our ekeystone.com, viantp.com, and SeaWideB2B.com sites and our mobile app. These sites provide customers (i) the ability to match products with the make and model of vehicle thus allowing the customer to order the correct part, (ii) product information (e.g., pictures, attributes) available for review and (iii) the convenience of searching inventory availability and ordering the product on the site. Additionally, the site can provide sales opportunities by suggesting other parts to purchase based on an inquiry submitted by the customer.

Distribution

Our Specialty segment operations employ a hub-and-spoke distribution model that enables us to transport products from our primary distribution centers to our non-inventory stocking cross docks, some of which are co-located with our Wholesale - North America operations and provide distribution points to key regional markets and synergies with our existing infrastructure. We believe this provides added value to our customers through a broader product offering and more efficient distribution process. We use our delivery routes to provide delivery and returns of our products directly to and from our customers in all 48 continental U.S. states and 9 Canadian provinces, and we ship globally to customers in other countries. Our delivery fleet utilizes a third party software provider to optimize delivery routes, and to track the progress of delivery vehicles.

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

SELF SERVICE SEGMENT

Our Self Service segment consists of retail operations, most of which operate under the name “LKQ Pick Your Part,” and allows consumers to come directly to the yard to pick parts off of salvage vehicles. In addition to revenue from the sale of parts, core, scrap steel and other metals, we charge a nominal admission fee to access the property.

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

Customers

The customers of our self service yards are frequently do-it-yourself mechanics, small independent repair shops servicing older vehicles, auto rebuilders, and resellers. The scrap from vehicle hulks is sold to metals recyclers, with whom we may also compete when procuring salvage vehicles for our operations.

Competition

There are competitors operating self service businesses in all of the markets in which we operate. In some markets, there are numerous competitors, often operating in close proximity to our operations. We try to differentiate our business by the quality of the inventory and the size and cleanliness of the property. We also differentiate our business from our competitors through our mobile app, which allows customers to receive daily push notifications when vehicles in which they have identified an interest are placed into their favorite yards. In addition to allowing customers to see our available inventory, the mobile app also allows customers to input search parameters, including for specific parts, and the year, make, and model of the vehicle, to identify the population of vehicles that might be available from which to pull compatible parts. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors, as there is limited overlap in the products that we sell.

Information Technology Systems

In our self service business, we operate two internally-developed, proprietary enterprise management systems. The point of sale system is used to record retail sales transactions and reporting. The Carbuy system is used for the purchasing and inventorying of vehicles. We also use a module within the Carbuy system to record all scrap and nonferrous sales transactions.

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

HUMAN CAPITAL

Our people are our most valuable asset. The core values of development, excellence, leadership, integrity and trust, value-added, embracing change, resourceful, and sustainability establish the foundation of our culture and give our people the opportunity to thrive. Our key human capital management objectives are attracting, retaining, developing, and supporting the highest quality talent. Our human resources programs aim to accomplish three things: (i) acquire and develop talent to prepare them for critical roles within our Company, (ii) reward and support employees with competitive pay and benefit programs, and (iii) enhance our culture through efforts to make the workplace more engaging and inclusive.

Employees

As of December 31, 2022, we employed approximately 45,000 persons, of which approximately 17,000 were based in North America and approximately 28,000 were based outside of North America. Of our employees in North America, approximately 800 were represented by unions. Outside of North America, we have government-mandated collective bargaining agreements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. We consider our employee relations to be good. We ask our employees to participate in an annual engagement survey to better understand their needs to remain engaged. This helps us determine how we prioritize our human capital programs.

Health and Safety

We are committed to providing all our employees with a safe and secure work environment where no one is subject to unnecessary risk. As a key focus, we have implemented various programs and practices to prevent accidents and foster a safety culture. In response to the COVID-19 pandemic, we implemented new protocols to further support the health and safety of our employees and customers. Those protocols have remained in place to maintain a safe work environment. We also provide several avenues for employees to speak up, including anonymously, if they see something inconsistent with good safety practices.

Inclusion and Diversity

We value and promote inclusion and diversity in our workplace. Together, we create inclusive workplaces that represent the communities we serve. We recognize that diverse backgrounds, skills, and experiences drive new ideas, products, and services. We recruit, hire, promote and retain employees based on merit and demonstrated skills. We have a long-standing commitment to provide equal employment opportunities. It is our policy and practice to hire, train, promote and compensate employees, and administer all of our personnel policies without regard to race, color, ethnicity, national origin, ancestry, citizenship status, religion, religious creed, sex, gender, gender identity and expression, age, disability, protected medical condition, marital status, veteran or military status, sexual orientation, pregnancy, genetic information or any other characteristic protected by civil rights laws.

Commitment to Values and Ethics

At our Company, acting with integrity is not just expected but required. Our Code of Ethics guides our employees to make ethical decisions in all aspects of their work. It includes topics such as using company assets, bribery and corruption, conflicts of interest, discrimination, harassment, health and safety, privacy and data protection, and protecting confidential information. Our commitment to acting with a high level of integrity includes a global Speak Up program and policy that provides guidance for reporting complaints in the event of alleged violations of our Code, policies or law. Individuals have the option of submitting concerns anonymously. They are assured that we do not tolerate harassment or retaliation against persons that report improper behavior.

Compensation and Benefits

We strive to attract and retain our talented employees by providing market-competitive compensation and benefits. We engage an outside consulting firm to objectively evaluate our compensation program and benchmark it against industry peers and other similarly situated organizations. Our short and long-term incentive programs are aligned with our vision, and key business objectives and are intended to motivate strong performance. We offer benefits that support our employees’ physical, financial, and emotional well-being. We provide eligible employees medical, dental, and vision coverage, health savings and flexible spending accounts, paid time off, an employee assistance program, an employee assistance fund, voluntary short-term disability insurance, company-paid long-term disability insurance, company-paid term life insurance, a tuition reimbursement program, a scholarship program for the children of employees, a program to match charitable donations, paid parental leave, and retirement plan contributions. Our benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

Professional Development and Training

A key factor in employee retention is training and professional development. We have training programs across all levels of the Company to meet the needs of various roles, specialized skill sets, and departments. Development is part of our core values and key to employee retention. We believe in the importance of cultivating employee growth and have implemented several measures to ensure everyone is given an opportunity for development at all levels of the organization. Our training includes creating individual plans tailored toward leadership roles, legal and compliance topics, and general workplace safety. We are also committed to safeguarding personal information by employing advanced security software tools along with regular cybersecurity training sessions.

FACILITIES

As of December 31, 2022, our operations included approximately 1,450 facilities, most of which are leased. Of our total facilities, approximately 425 facilities were located in the U.S. and approximately 1,025 facilities were located in over 25 other countries. Many of our locations stock multiple product types or serve more than one function.

Our global headquarters are located at 500 West Madison Street, Suite 2800, Chicago, Illinois 60661.

Our North American headquarters, located in Antioch, Tennessee, performs certain centralized functions for our Wholesale - North America and Self Service operations, including accounting, procurement, and information systems support.

Our European headquarters are located in Zug, Switzerland. Our European operations are distributed throughout Europe with main offices in Tamworth, England; Schiedam, the Netherlands; Milan, Italy; Prague, Czech Republic; and Poing, Germany. In addition to these offices, we have two national distribution centers in Tamworth, England, totaling 1,275,000 square feet, which house inventory to supply the hubs and branches of our U.K. and Republic of Ireland ("ROI") operations, one distribution center totaling 900,000 square feet in Sulzbach-Rosenberg, Germany which supplies our operations in Germany, Austria, Italy, the Czech Republic and Switzerland, two distribution centers in Prague, Czech Republic, totaling 527,000 square feet which support our operations in the Czech Republic and Eastern Europe, and our operations in Italy are supplied via 409,000 square feet of distribution capacity near Siziano, Italy. The shared service center in Katowice, Poland began operations in the second half of 2021, and the central distribution center in the Netherlands began operations in 2022.

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

We may be affected by tariffs and other import laws and restrictions because we import into the U.S. a significant number of products for sale and distribution. See the risk factors “If significant tariffs or other restrictions are placed on products or materials we import or any related counter-measures are taken by countries to which we export products, our revenue and results of operations may be materially harmed” and “Intellectual property claims relating to aftermarket products could adversely affect our business.” in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding importation risks.

Our business processes and operations are subject to laws and regulations relating to privacy and data protection. See the risk factor “The costs of complying with the requirements of laws pertaining to the privacy and security of personal information and the potential liability associated with the failure to comply with such laws could materially adversely affect our business and results of operations.” in Part I, Item 1A of this Annual Report on Form 10-K for further information about privacy and data protection risks.
Some jurisdictions have enacted laws to restrict or prohibit the sale of alternative vehicle parts. See the risk factor “Existing or new laws and regulations, or changes to enforcement or interpretation of existing laws or regulations, may prohibit, restrict or burden the sale of aftermarket, recycled, refurbished or remanufactured products.” in Part I, Item 1A of this Annual Report on Form 10-K for further information concerning regulatory restrictions on the sale of our products.

We have thousands of employees located in the U.S. and many other countries and are subject to labor and employment laws in numerous jurisdictions. See the risk factor “Our business may be adversely affected by union activities and labor and employment laws.” in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding these labor and employment risks.

SEASONALITY

Our operating results are subject to quarterly variations based on a variety of factors, including, but not limited to, seasonal weather patterns. For our Wholesale - North America segment, we tend to see higher demand for collision related parts during periods of cold inclement weather as there are more weather related repairs. For our Specialty segment, we tend to see higher demand during periods of warmer weather due to an increase in leisure travel. Additionally, seasonality may affect our product mix. For example, collision related parts tend to have higher demand during periods of cold, inclement weather due to higher frequency of collisions and diagnostic services generally sees higher demand during periods of cold, inclement weather because that weather can affect the performance of parts such as batteries.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE MATTERS

Environmental

LKQ's business operations help protect our planet through our vehicle recycling and reuse programs helping to contribute to a circular economy. Our North American and European recycling operations harvest vehicle components for reuse in the repair of vehicles. Once the parts are harvested, the remaining valuable materials are removed and repurposed for use in the manufacturing of new basic materials such as steel, aluminum, plastic and rubber. Additionally, we extract fluids that we recycle or utilize in our own operations, such as fuel to run our own truck fleet.

Our recycling expertise and efforts are a key pillar of our mission statement of being a responsible steward of the environment and a true partner with the communities in which we operate. This stewardship has been embedded in our culture since our inception in 1998. Our recycling efforts preserve natural resources, reduce the demand for scarce landfill space, and help decrease air and water pollution, the latter attributed due to the avoidance of new manufacturing that otherwise would be required for these items.

Social

We believe diverse thinking and an inclusive work environment encourages human ingenuity and a culture of integrity where everyone feels they belong. LKQ puts our employees first and they are the heart of LKQ. Refer to the "Human Capital" section above for more information.

Part of LKQ’s mission is to build strong partnerships with our employees and the communities where we live and operate. LKQ continually seeks to grow effective, strategic partnerships and to create awareness of these initiatives with our employees. Our employees are encouraged to volunteer in local community activities, and we have established a charitable foundation to distribute funds to local and international causes.

Governance

We continue to make substantial progress in the area of corporate governance. Our Board of Directors refreshment process has resulted in over half of our current Board being added since August 2018, and currently, 36% of our Board is comprised of persons from underrepresented groups. Additionally, over 80% of our directors are independent. We believe that the skill sets of our newly constituted Board effectively address the areas of focus that are important for our short and long-term strategic objectives, including the continued focus on the integration of our European operations.

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

More information on our Environmental, Social and Governance initiatives can be found in our 2021 Sustainability Report on our website at www.lkqcorp.com. The Sustainability Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.

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

The COVID-19 pandemic has resulted and may continue to result in risks that could materially adversely affect our business, financial condition, results of operations, and/or cash flows.

Efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. The pandemic resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business closures. These measures have impacted and may continue to impact our workforce and operations and the operations of our customers and suppliers. These measures also resulted in a reduction in miles driven. As a result, we have experienced and may continue to experience unpredictable reductions in demand for our products. We have been permitted to operate in most of the jurisdictions we serve, including in jurisdictions that mandated the closure of certain businesses. However, there is no assurance that we will be permitted to continue operations under future government orders or other restrictions, and although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures.

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

Our operating results and financial condition have been and could continue to be adversely affected by the economic, political and social conditions in North America, Europe, Taiwan and elsewhere, as well as the economic health of vehicle owners and numbers and types of vehicles sold.

Changes in economic, political and social conditions in North America, Europe, Taiwan and other countries in which we are located or do business could have a material effect on our company. Negative effects to our supply chain, costs of doing business, sales and distribution activity may occur due to factors such as war or threats of war, natural disasters, nuclear facility accidents, public health emergencies, utility interruptions, terrorism and social unrest.

Our business is also affected by a number of other factors. For example, the number and types of new vehicles produced and sold by manufacturers affects our business. A decrease in the number of vehicles on the road may result in a decrease in repairs. Additionally, our sales are impacted by changes to the economic health of vehicle owners. The economic health of vehicle owners is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, fuel prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. If inflationary pressures or any of these other conditions worsen, our business, results of operations, financial condition and cash flows could be adversely affected.

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

We have a substantial business presence in Europe, including a significant presence in the U.K. and the ROI. The U.K.’s withdrawal from the European Union (also known as Brexit) became effective on January 31, 2020. The U.K. and the European Union negotiated a Trade and Cooperation Agreement ("TCA") to govern the new relationship, which became effective on January 1, 2021. Following the adoption of the TCA, duties have increased on some of the products we import into the U.K., and we have observed shipment delays, particularly with respect to the products we supply to our business in the ROI. While the long-term extent and impact of these issues remains unclear at this point, they could have adverse impacts on our business. Notwithstanding the TCA, there continues to be uncertainty regarding the effects of Brexit on our U.K. and European businesses, including with respect to tariffs or trade sanctions on goods moving between the jurisdictions, increased administrative burdens, fluctuations in exchange rates, disruptions in access to markets by U.K. and ROI companies, and disagreements about the interpretation of the TCA.

We also have a presence in the Ukraine and are monitoring the situation there carefully. Additionally, a number of our suppliers are based in China and Taiwan and so increasing strains and any political repercussions may have implications upon our supply chain.

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

In North America and Europe, local companies have formed cooperative efforts in an attempt to more efficiently compete against us in all aspects of our business. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

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

From time to time, the OEMs have engaged in efforts seeking to increase OEM market share and to restrict consumers’ choice to use recycled or aftermarket parts to repair consumers’ vehicles. Examples of these efforts include blocking the use of vehicle telematics by the independent repair industry, demanding that suppliers provide certain parts exclusively to the OEMs, embedding software in certain vehicle parts that prevents them from being recycled and used to repair other vehicles, repair shop certification programs that, in some cases, require the repair shops to use only OEM parts, refusing to sell certain OEM parts unless the buyer is an OEM-certified shop, obtaining patents and trademarks on various subcomponents of vehicles to prohibit the use of an aftermarket part alternative, and price matching and rebate programs on certain aftermarket products. See the risk factor entitled “Intellectual property claims relating to aftermarket products could adversely affect our business.” for further information about the OEM patents and trademarks.

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

The frequency and intensity of these OEM efforts has been increasing over time. The growth and effectiveness of these efforts or the introduction of new ones could have a material adverse effect on our business.

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

As a result of an Illinois lawsuit decided in 1999 involving State Farm Mutual Automobile Insurance Company and relating to the use of non-OEM replacement products in the repair of damaged vehicles, some insurance companies have reduced or eliminated their use of aftermarket products. Our financial results could be adversely affected if insurance companies modified or terminated the arrangements pursuant to which repair shops buy aftermarket or recycled products from us due to a fear of similar claims.

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

If the number of vehicles involved in accidents or being repaired declines, or the mix of the types of vehicles in the overall vehicle population changes, our business could suffer.

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

Our Wholesale - North America business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. Our European business also acquires products from Asian sources. We incur substantial freight costs to import parts from our suppliers, many of which are located in Asia. The cost of freight and shipping containers rose in 2021 and 2022 relative to historical levels, and if the cost of freight and shipping containers continue to rise, we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have a material adverse effect on us until alternative suppliers are located and have commenced manufacturing and providing the relevant products. In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory. We also face the risk that our suppliers could attempt to circumvent us and sell their product directly to our customers; consolidation of our suppliers could enhance their ability to distribute products through additional sales channels and thus decrease their reliance on wholesale distributors like us.

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

In addition, there is a limited supply of salvage vehicles in the U.S., and thus the costs to us of these vehicles could increase over time. In some states, when a vehicle is deemed a total loss, a salvage title is issued. Whether states issue salvage titles is important to the supply of inventory for the vehicle recycling industry because an increase in vehicles that qualify as salvage vehicles provides greater availability and typically lowers the price of such vehicles. Currently, these titling issues are a matter of state law. National legislation seeking to establish national uniform requirements in this area, including a uniform definition of a salvage vehicle, has been introduced but not enacted. The vehicle recycling industry generally favors a uniform definition, since it would avoid inconsistencies across state lines, and generally favors a definition that expands the number of damaged vehicles that qualify as salvage. However, certain interest groups, including repair shops and some insurance associations, may oppose this type of legislation. There can be no assurance that such legislation will be enacted in the future.

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

If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pretax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, our goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, deterioration of expected future cash flows or performance, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2022, our total goodwill subject to future impairment testing was $4,319 million. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Estimates section of Part II, Item 7 and "Intangible Assets" in Note 3, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Except for indefinite-lived intangibles, we amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We review finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2022, the value of our other intangible assets, net of accumulated amortization, was $653 million.

We could be subject to product liability claims and involved in product recalls.

If our products cause injury or property damage, we could be subject to product liability claims. The successful assertion of this type of claim could have an adverse effect on our business, results of operations or financial condition. In addition, we may become involved in the recall of a product that is determined to be defective. More generally, a recall involving alternative parts, even if we did not sell the recalled products, could adversely affect the perceived quality of alternative parts, leading to decreased usage of alternative parts. The expenses of a recall and the damage to our reputation, or the reputation of alternative parts generally, could have an adverse effect on our business, results of operations or financial condition.

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

For example, we have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business; this program has presented and will continue to present a number of execution challenges. The COVID-19 pandemic has impacted certain 1 LKQ Europe initiatives, resulting in minor delays.

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

As of December 31, 2022, we had approximately $1,786 million aggregate principal amount of unsecured debt outstanding and approximately $1,295 million of availability under our credit agreement ($1,364 million of availability reduced by $69 million of amounts outstanding under letters of credit). In addition, we had approximately $803 million aggregate principal amount of unsecured debt outstanding comprised of €500 million ($535 million) aggregate principal amount of 3.875% senior notes due April 1, 2024 (the "Euro Notes (2024)"), and €250 million ($268 million) of 4.125% senior notes due 2028 (the "Euro Notes (2028)," and together with the Euro Notes (2024), the "senior notes"). Borrowings under the credit agreement mature in January 2024.

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

Our senior notes do not impose any limitations on our ability to incur additional debt or protect against certain other types of transactions, and we may incur additional indebtedness under our credit agreement.

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

Our credit agreement will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness under the existing agreement. As of December 31, 2022, we would have been able to incur an additional $1,295 million of indebtedness under our credit agreement ($1,364 million of availability reduced by $69 million of amounts outstanding under letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the need to service such debt would increase.

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
•incur liens on assets;
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

We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. Funds may not be available or available on terms acceptable to us as a result of different factors, including but not limited to turmoil in the credit markets that results in the tightening of credit conditions and current or future regulations applicable to the financial institutions from which we seek financing. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. There are restrictions in the indentures that govern the Euro Notes (2024) and Euro Notes (2028) on our ability to refinance such notes prior to January 1, 2024 and April 1, 2023, respectively. We could refinance the senior notes through open market purchases, subject to a limitation in our credit agreement on the amount of such purchases. If we fail to raise capital when needed, our business may be negatively affected.

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

Repayment of our indebtedness is dependent on cash flow generated by our subsidiaries.

We are a holding company and repayment of our indebtedness will be dependent upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are borrowers or guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the senior notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and, under certain circumstances, distributions from our subsidiaries may be subject to taxes that reduce the amount of such distributions available to us. While the indentures governing the senior notes limit the ability of our subsidiaries to restrict the payment of dividends or to restrict other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive sufficient distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the senior notes.

A downgrade in our credit rating would impact our cost of capital.

Credit ratings have an important effect on our cost of capital. Credit rating agencies rate our debt securities on factors that include, among other items, our results of operations, business decisions that we make, their view of the general outlook for our industry, and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for possible future downgrading. We believe our current credit ratings enhance our ability to borrow funds at favorable rates. A downgrade in our current credit rating from a rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our credit facilities. A downgrade could also adversely affect our ability to issue debt securities in the future or incur other indebtedness upon favorable terms. If we are downgraded to a rating that is below investment grade, we may also become subject to additional covenants under our senior notes.

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

Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled products that we provide, such as airbags. In addition, laws relating to the regulation of parts affecting vehicle emissions, such as California’s Proposition 65, may impact the ability of our Specialty segment to sell certain accessory products. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional recycled products. The passage of legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse effect on our business. Additionally, Congress could enact federal legislation restricting the use of aftermarket or recycled automotive products used in the course of vehicle repairs. In Europe, the Motor Vehicle Block Exemption Regulations (MVBER) regulate the competition rules on automotive spare parts. The 2010 MVBER are due to expire in May 2023. The current indications are that the 2010 MVBER will be extended for 5 years, with additional guidance to be provided by the European Commission in a supplementary guidance regarding new technology and software provided by OEMs. In July 2022, the European Commission published for consultation its proposal to extend the MVBER to May 31, 2028 and amend the supplementary guidelines.

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

Growing concern over climate change has led policy makers to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows.

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

Our effective tax rate could materially increase as a consequence of various factors, including U.S. and/or international tax legislation, applicable interpretations and administrative guidance, our mix of earnings by jurisdiction, and U.S. and foreign jurisdictional audits.

We are a U.S. based multinational company subject to income taxes in the U.S. and a number of foreign jurisdictions. Therefore, we are subject to changes in tax laws in each of these jurisdictions, and such changes could have a material adverse effect on our effective tax rate and cash flows.

On August 16, 2022, the U.S. enacted legislation commonly referred to as the Inflation Reduction Act (the "IRA"). The IRA contained a number of new provisions the most significant of which are a new Corporate Alternative Minimum Tax and a new Stock Repurchase Excise Tax. Additionally, many non-U.S. jurisdictions are implementing tax legislation based upon recommendations made by the Organization for Economic Co-operation and Development in connection with its Base Erosion and Profit Shifting study, as well as certain anti-tax-avoidance initiatives advanced by the European Commission. The outcome of these legislative developments could have a material adverse effect on our effective tax rate and cash flows.

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

General Risk Factors

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

We collect personally identifiable information ("PII") and other data as part of our business processes and operations. The legislative and regulatory framework relating to privacy and data protection is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. This data is subject to a variety of U.S. and international laws and regulations. Many foreign countries and governmental bodies, including the European Union, Canada, U.K., Switzerland and other jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are more restrictive than those in the U.S. Additionally, the European Union adopted the General Data Protection Regulation ("GDPR") that imposes more stringent data protection requirements for processors and controllers of personal data, including expanded disclosures about how PII is to be used, limitations on retention of PII, mandatory data breach notification requirements, possible restrictions on cross border transfers of PII and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides severe penalties for noncompliance. In addition, stricter laws in this area are being enacted in certain states in the U.S. and in other countries, and more jurisdictions are likely to follow this trend.

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

ITEM 3. LEGAL PROCEEDINGS

With respect to the July 7, 2022 penalty demand from Region 4 of the U.S. Environmental Protection Agency ("EPA") discussed in our report on Form 10-Q for the quarter ended June 30, 2022, we reached a settlement to pay a penalty in the amount of $465,000 in connection with alleged violations of federal stormwater regulations. EPA issued Consent Agreements and Final Orders ("CAFOs") for each facility on February 6, 2023 to document and implement these agreements. The CAFOs require LKQ to pay the penalty by March 8, 2023.

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

In addition, we are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol "LKQ." At December 31, 2022, there were 17 record holders of our common stock.

A summary of the dividend activity for our common stock for the year ended December 31, 2022 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.25	February 15, 2022	March 3, 2022	March 24, 2022
$0.25	April 26, 2022	May 19, 2022	June 2, 2022
$0.25	July 26, 2022	August 11, 2022	September 1, 2022
$0.275	October 25, 2022	November 17, 2022	December 1, 2022

On February 21, 2023, our Board of Directors declared a quarterly cash dividend of $0.275 per share of common stock, payable on March 30, 2023, to stockholders of record at the close of business on March 16, 2023. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the percentage change in the cumulative total returns on our common stock, the S&P 500 Index and a group of peer companies (the "Peer Group") for the period beginning on December 31, 2017 and ending on December 31, 2022 (which was the last day of our 2022 fiscal year). The stock price performance in the graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index and the Peer Group was $100 on December 31, 2017 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the S&P 500 Index and the Peer Group

$400
$300
$200
$100
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
LKQ Corporation
S&P 500 Index
Dow Jones U.S. Auto Parts Index
Old Peer Group

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
LKQ Corporation	$100	$58	$88	$87	$148	$135
S&P 500 Index	$100	$96	$126	$149	$192	$157
Dow Jones U.S. Auto Parts Index	$100	$68	$86	$99	$119	$86
Old Peer Group	$100	$130	$167	$179	$267	$306

The companies included in the Old Peer Group are the following: Copart, Inc.; O'Reilly Automotive, Inc.; Genuine Parts Company; and Fastenal Co. The New Peer Group is comprised of companies within the Dow Jones U.S. Auto Parts Index. The change in peer group was made to be consistent with the peer group that the Company will use for the pay-versus-performance disclosures in the definitive Proxy Statement to be filed on or about March 20, 2023.

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

The following table summarizes our stock repurchases for the three months ended December 31, 2022 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2022 - October 31, 2022	2.7	$50.48	2.7	$1,125
November 1, 2022 - November 30, 2022	—	$—	—	$1,125
December 1, 2022 - December 31, 2022	0.3	$53.36	0.3	$1,111
Total	3.0		3.0

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2022 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

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

Overview

We are a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty vehicle aftermarket products and accessories to improve the performance, functionality and appearance of vehicles.

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

We are a leading provider of alternative vehicle collision replacement products and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. We are also a leading provider of alternative vehicle replacement and maintenance products in Germany, the U.K., the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries. In addition to our wholesale operations, we operate self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles. We are also a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada.

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

Acquisitions and Investments

Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Through 2018, our acquisition strategy was focused on consolidation to build scale in fragmented markets across North America and Europe. We targeted companies that were market leaders, expanded our geographic presence and enhanced our ability to provide a wide array of vehicle products through our distribution network. In the last few years, we have shifted our focus from larger transactions to acquisitions that target high synergies and/or add critical capabilities. Additionally, we have made investments in various businesses to advance our strategic objectives. During the years ended December 31, 2022, 2021, and 2020, we acquired various immaterial businesses across our Wholesale - North America, Europe, and Specialty segments.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories used to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. During the year ended December 31, 2022, parts and services revenue represented approximately

93% of our consolidated revenue. Revenue from other sources includes scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters) sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 13, "Revenue Recognition" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our sources of revenue.

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

Sensitivity of Estimate to Change

The balance of our goodwill was $4,319 million and $4,540 million as of December 31, 2022 and December 31, 2021, respectively. We have not made material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years. The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses. During fiscal year 2022, we elected to perform a quantitative impairment test for our goodwill. No impairment charges were recorded as a result of the testing as the fair value of each goodwill reporting unit exceeded the calculated carrying value. A 10% decline in projected cash flows or a 10% increase in the discount rate would not have resulted in an impairment to goodwill.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 3, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.

Financial Information by Geographic Area

See Note 24, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our revenue and long-lived assets by geographic region.

1 LKQ Europe Program

We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we have recognized and expect to continue to recognize the following:

•Restructuring expenses — Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe program from which the business will derive no ongoing benefit. See Note 14, "Restructuring and Transaction Related Expenses” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details.

•Transformation expenses — Period costs incurred to execute the 1 LKQ Europe program that are expected to contribute to ongoing benefits to the business (e.g., non-capitalizable implementation costs related to a common ERP system). These expenses are recorded in Selling, general and administrative expenses.

•Transformation capital expenditures — Capitalizable costs for long-lived assets, such as software and facilities, that directly relate to the execution of the 1 LKQ Europe program.

Costs related to the 1 LKQ Europe program incurred to date are reflected in Selling, general and administrative expenses, Restructuring and transaction related expenses and Purchases of property, plant and equipment in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2025. During the year ended December 31, 2022, we incurred $34 million in costs across all three categories noted above. We expect that costs of the program, reflecting all three categories noted above, will range between $50 million to $80 million in 2023 through the projected program completion date in 2025. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by trade working capital initiatives across our Europe segment.

Ukraine/Russia Conflict

The Russian invasion of Ukraine and resulting global governmental response have impacted our business in 2022, and are expected to continue to impact our business in 2023. Governmental sanctions imposed on Russia have restricted our ability to sell to and collect from customers based in Russia and Belarus, and Russian military activity in Ukrainian territory has temporarily changed the way in which we operate in Ukraine. Many of our branches in Ukraine have remained open, although operating at less than full capacity, during the conflict, while others have closed temporarily. As military operations shifted to the eastern part of the country, we were able to increase capacity in branches in the central and western territory, including our central warehouse in Kyiv. We expect to continue operating in this manner unless conditions change. We currently do not expect the conflict to have a material impact on our ongoing results of operations or cash flows. Our operations in Ukraine represent approximately less than 1% of both our total annual revenue and total annual operating profit for fiscal year 2022 and comprised approximately $60 million of total assets as of December 31, 2022. In addition, LKQ revenue from customers in Russia and Belarus represented less than 0.3% of our total revenue in 2021. As future developments in the conflict are difficult to predict and outside of our control, it is possible that the estimates underlying our financials may change significantly in future periods.

COVID-19 Impact on our Operations

COVID-19 impacted our operations beginning in February 2020. For additional information on the effects, refer to the discussion in our segment results of operations in Item 7 of this Annual Report on Form 10-K.

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

•Segment EBITDA - See Note 24, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

•Free Cash Flow - We calculate free cash flow as net cash provided by operating activities, less purchases of property, plant and equipment. Free cash flow provides insight into our liquidity and provides useful information to management and investors concerning cash flow available to meet future debt service obligations and working capital requirements, make strategic acquisitions, repurchase stock, and pay dividends.

These three key performance indicators are used as targets in determining incentive compensation at various levels of the organization, including senior management. By using these performance measures, we attempt to motivate a balanced approach to the business that rewards growth, profitability and cash flow generation in a manner that enhances our long-term prospects.

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	59.2%	59.3%	60.5%
Gross margin	40.8%	40.7%	39.5%
Selling, general and administrative expenses	27.7%	27.3%	28.1%
Restructuring and transaction related expenses	0.2%	0.2%	0.6%
(Gain) on disposal of businesses and impairment of net assets held for sale	(1.2)%	—%	—%
Depreciation and amortization	1.8%	2.0%	2.3%
Operating income	12.4%	11.3%	8.5%
Total other expense, net	0.5%	0.6%	0.9%
Income from continuing operations before provision for income taxes	11.9%	10.7%	7.6%
Provision for income taxes	3.0%	2.5%	2.1%
Equity in earnings of unconsolidated subsidiaries	0.1%	0.2%	—%
Income from continuing operations	8.9%	8.3%	5.5%
Net income from discontinued operations	—%	—%	—%
Net income	9.0%	8.3%	5.5%
Less: net income attributable to continuing noncontrolling interest	—%	—%	—%
Net income attributable to LKQ stockholders	9.0%	8.3%	5.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Year Ended December 31,		Percentage Change in Revenue
	2022	2021	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$11,933	$12,141	5.0%	(1.2)%	(5.5)%	(1.7)%
Other revenue	861	948	(7.5)%	(1.3)%	(0.4)%	(9.2)%
Total revenue	$12,794	$13,089	4.1%	(1.2)%	(5.1)%	(2.3)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The decline in parts and services revenue of 1.7% represented decreases in segment revenue of 5.3% in Europe and 4.1% in Specialty, partially offset by increases of 9.8% in Self Service and 4.2% in Wholesale - North America. This overall decrease was driven by a 5.5% decrease due to fluctuations in foreign exchange rates and a 1.2% net reduction from divestitures. This was partially offset by organic parts and services revenue growth of 5.0%, which included a 0.2% negative effect from one fewer selling day for the year ended December 31, 2022, and overall per day organic growth of 5.2%. The decrease in other revenue of 9.2% was primarily driven by a decrease in organic revenue of $71 million, attributable to a $78 million decrease in our Self Service segment, partially offset by an $8 million increase in our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Cost of Goods Sold

Cost of goods sold decreased to 59.2% of revenue for the year ended December 31, 2022 from 59.3% of revenue for the year ended December 31, 2021. Cost of goods sold reflects a decrease of 0.2% related to improved gross margin in our Wholesale - North America segment and 0.2% attributable to mix as a greater portion of sales are coming from Wholesale - North America, partially offset by an increase of 0.4% from our Self Service segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Selling, General and Administrative Expenses

Our selling, general and administrative ("SG&A") expenses as a percentage of revenue increased to 27.7% for the year ended December 31, 2022 from 27.3% for the year ended December 31, 2021. The SG&A expense increase primarily reflects impacts of 0.2% related to each of our Self Service and Specialty segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Year Ended December 31,
	2022		2021		Change
Restructuring expenses	$15	(1)	$17	(2)	$(2)
Transaction related expenses	5	(3)	3	(3)	2
Restructuring and transaction related expenses	$20		$20		$—
(1)Restructuring expenses for the year ended December 31, 2022 primarily consisted of (i) $11 million related to our global restructuring plans and (ii) $3 million related to our acquisition integration plans.
(2)    Restructuring expenses for the year ended December 31, 2021 primarily consisted of (i) $11 million related to our global restructuring plans and (ii) $6 million related to our 1 LKQ Europe plan.
(3)    Transaction related expenses for the years ended December 31, 2022 and 2021 primarily related to external costs such as legal, accounting and advisory fees for completed and potential transactions.

See Note 14, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and acquisition integration plans.

(Gain) on Disposal of Businesses and Impairment of Net Assets Held for Sale

During the year ended December 31, 2022, we recorded a $159 million pretax gain from divestitures including $155 million ($127 million after tax) from the sale of PGW and $4 million from the sale of a business within our Self Service segment. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our gain on disposal of businesses.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	Change
Depreciation	$142	$156	$(14)	(1)
Amortization	95	104	(9)	(2)
Depreciation and amortization	$237	$260	$(23)

(1)The decrease in depreciation expense included $7 million from foreign currency translation primarily related to a decrease in the euro and pound sterling rates for the year ended December 31, 2022 compared to the prior year period and $5 million related to divestiture of businesses (primarily PGW) with the remaining decrease due to individually immaterial factors.
(2)The decrease in amortization expense primarily reflected (i) a $8 million decrease from foreign exchange translation, primarily related to a decrease in the euro exchange rate, (ii) a decrease of $4 million primarily related to the customer relationship intangible assets recorded upon our acquisition of Stahlgruber as the accelerated amortization of the customer relationship intangible assets resulted in lower amortization expense for the year ended December 31, 2022 compared to the prior year period, and (iii) other individually insignificant decreases which in the aggregate had a $2 million impact, partially offset by (iv) a $5 million increase related to software amortization.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	Change
Interest expense	$78	$72	$6	(1)
Loss on debt extinguishment	—	24	(24)	(2)
Interest income and other income, net	(15)	(21)	6	(3)
Total other expense, net	$63	$75	$(12)
(1)Interest expense increased primarily due to (i) a $10 million increase from higher interest rates in the second half of the year (especially the fourth quarter) and higher outstanding debt for the year ended December 31, 2022 compared to the prior year, partially offset by (ii) a $6 million decrease from foreign exchange translation, primarily related to a decrease in the euro exchange rate.
(2)The $24 million decrease in Loss on debt extinguishment is due to the charge recorded in April 2021 related to the redemption of the Euro Notes (2026).
(3)The decrease in Interest income and other income, net is primarily comprised of (i) a decrease related to a $16 million change in our fair value adjustments for equity investments not accounted for under the equity method and (ii) a decrease related to a $4 million change in foreign currency gains and losses, partially offset by (iii) a $5 million increase in interest income and (iv) other individually insignificant increases which in the aggregate had a $9 million favorable impact.

Provision for Income Taxes

Our effective income tax rate for the year ended December 31, 2022 was 25.3%, compared to 23.6% for the year ended December 31, 2021. The base rate for the year ended December 31, 2022 increased when compared to the year ended December 31, 2021 due to shifts in the geographic distribution of pretax income in the current year and an unfavorable impact of 0.6% related to non-deductible expenses. Additionally, the change in valuation allowances was a 0.4% unfavorable effect on the rate compared to a 0.8% benefit in 2021 primarily from the reversal of valuation allowances on certain interest deduction carryforwards in Europe. The discrete effect of the PGW divestiture favorably adjusted the base rate in 2022 by 0.9%. See Note 23, "Income Taxes" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the year ended December 31, 2022 decreased by $12 million primarily related to a decline in year over year results reported by Mekonomen, which is our largest equity method investment, and the negative year over year effect resulting from the divestiture of a Self Service investment in the second quarter of 2022.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used for the year ended December 31, 2021, the euro, pound sterling, Czech koruna, and Canadian dollar rates used to translate the 2022 statements of income decreased by 10.9%, 10.1%, 6.9%, and 3.6%, respectively. The negative translation effect of the change in foreign currencies against the U.S. dollar combined with the negative impact of realized and unrealized currency gains and losses for the year ended December 31, 2022 resulted in a $0.14 negative effect on diluted earnings per share relative to the prior year period.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Year Ended December 31,		Percentage Change in Revenue
	2021	2020	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$12,141	$10,964	7.9%	0.3%	2.5%	10.7%
Other revenue	948	665	42.3%	—%	0.2%	42.5%
Total revenue	$13,089	$11,629	9.8%	0.3%	2.4%	12.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The growth in parts and services revenue of 10.7% represented increases in segment revenue of 23.8% in Specialty, 10.3% in Europe, 6.6% in Wholesale - North America and 1.7% in Self Service. Organic parts and services revenue growth was 7.9%, which included a 0.4% negative effect from one fewer selling day for the year ended December 31, 2021, resulting in per day organic growth of 8.3%. The increase in other revenue of 42.5% was primarily driven by a $281 million organic increase, largely attributable to our Self Service and Wholesale - North America segments. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cost of Goods Sold

Cost of goods sold decreased to 59.3% of revenue for the year ended December 31, 2021 from 60.5% of revenue for the year ended December 31, 2020. The cost of goods sold decrease reflects impacts of 0.7% and 0.6% in our Europe and Wholesale - North America segments, respectively, partially offset by a 0.2% increase in our Self Service segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Selling, General and Administrative Expenses

Our SG&A expenses as a percentage of revenue decreased to 27.3% for the year ended December 31, 2021 from 28.1% for the year ended December 31, 2020. The SG&A expense decrease reflects impacts of 0.4% in each of our Europe and Self Service segments and 0.2% attributable to mix. The mix impact was a result of the increased revenues in our Specialty segment, as the lower SG&A expense percentage for the Specialty segment made up a larger percentage of the consolidated results, which had a favorable effect on SG&A expense as a percentage of revenue. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Year Ended December 31,
	2021		2020		Change
Restructuring expenses	$17	(1)	$58	(2)	$(41)
Transaction related expenses	3	(3)	8	(4)	(5)
Restructuring and transaction related expenses	$20		$66		$(46)
(1)Restructuring expenses for the year ended December 31, 2021 primarily consisted of (i) $11 million related to our global restructuring plans and (ii) $6 million related to our 1 LKQ Europe plan.
(2)    Restructuring expenses for the year ended December 31, 2020 primarily consisted of (i) $49 million related to our global restructuring plans and (ii) $9 million related to our acquisition integration plans.
(3)    Transaction related expenses for the year ended December 31, 2021 primarily relate to professional fees related to completed and potential transactions.

(4)    Transaction related expenses for the year ended December 31, 2020 primarily consisted of an $8 million adjustment for the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.

See Note 14, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and integration plans.

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

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	Change
Depreciation	$156	$153	$3	(1)
Amortization	104	119	(15)	(2)
Depreciation and amortization	$260	$272	$(12)
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

Total Other Expense, Net

The following table summarizes the components of the change in Total other expense, net (in millions):

	Year Ended December 31,
	2021	2020	Change
Interest expense	$72	$104	$(32)	(1)
Loss on debt extinguishment	24	13	11	(2)
Interest income and other income, net	(21)	(16)	(5)	(3)
Total other expense, net	$75	$101	$(26)
(1)The lower interest expense is primarily related to (i) a $32 million decrease resulting from lower outstanding debt and lower interest rates for the year ended December 31, 2021 compared to the prior year period, partially offset by (ii) a $2 million increase from foreign currency translation, primarily related to an increase in the euro exchange rate.
(2)The $11 million increase in Loss on debt extinguishment is due to a $24 million charge recorded in April 2021 related to the redemption of the Euro Notes (2026) compared to a $13 million charge related to the redemption of the U.S. Notes (2023) in January 2020. Refer to "Euro Notes (2026/2028)" and "U.S. Notes (2023)" in Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the redemption of the Euro Notes (2026) and U.S. Notes (2023).
(3)The increase in Interest income and other income, net primarily related to (i) $11 million of fair value adjustments in 2021 for appreciation in our equity investments not accounted for under the equity method, (ii) $6 million in pension settlement losses in the prior year related to our primary defined benefit plan in the U.S. (the "U.S. Plan"), (iii) several individually immaterial factors that had a favorable impact of $1 million in the aggregate, partially offset by (iv) an $8 million reduction in proceeds related to insurance settlements compared to the prior year and (v) a $5 million reduction due to a decrease in non-operating income from a North American contract.

Provision for Income Taxes

Our effective income tax rate for the year ended December 31, 2021 was 23.6%, compared to 28.2% for the comparable prior year period. The 2021 base rate decreased due to higher pretax income in our international operations in the current year. Additionally, the lower annual effective tax rate for 2021 included a 0.8% rate benefit primarily from the reversal of valuation allowances on certain interest deduction carryforwards in Europe because of improved profitability and lower interest expense. The prior year rate was increased by 1.7% due to valuation allowances on the tax benefit of net operating loss and interest deduction carryforwards in certain jurisdictions where realization was uncertain. See Note 23, "Income Taxes" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the year ended December 31, 2021 increased by $18 million related to improved year over year results reported by Mekonomen, which is our largest equity method investment, and a Self Service investment, which generated income in 2021 after posting losses in 2020.

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

Net Income Attributable to Continuing Noncontrolling Interest.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Year Ended December 31,
	2022	% of Total Segment Revenue	2021	% of Total Segment Revenue	2020	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$4,556		$4,376		$4,039
Europe	5,735		6,062		5,492
Specialty	1,788		1,864		1,505
Self Service	715		787		593
Total third party revenue	$12,794		$13,089		$11,629
Total Revenue
Wholesale - North America	$4,556		$4,379		$4,040
Europe	5,735		6,062		5,492
Specialty	1,791		1,867		1,509
Self Service	715		787		593
Eliminations	(3)		(6)		(5)
Total revenue	$12,794		$13,089		$11,629
Segment EBITDA
Wholesale - North America	$852	18.7%	$769	17.6%	$665	16.5%
Europe	585	10.2%	618	10.2%	428	7.8%
Specialty	199	11.1%	223	12.0%	163	10.8%
Self Service	83	11.7%	175	22.3%	113	19.1%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as EBITDA excluding restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for and subsequent adjustments to reserves for asset recoverability and expenditures to support our employees and their families). EBITDA, which is the basis for Segment EBITDA, is calculated as net income excluding discontinued operations, depreciation, amortization, interest (which includes gains and losses on debt extinguishment) and income tax expense. See Note 24, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to net income.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Wholesale - North America	2022	2021	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$4,207	$4,037	11.4%	(1)	(7.0)%	(3)	(0.2)%	4.2%
Other revenue	349	339	2.5%	(2)	0.4%		(0.1)%	2.8%
Total third party revenue	$4,556	$4,376	10.7%		(6.4)%		(0.2)%	4.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 11.4% for the year ended December 31, 2022 compared to the prior year, primarily driven by pricing initiatives which focused on offsetting inflation on input costs. Aftermarket collision parts volumes decreased for the year ended December 31, 2022, due to ocean freight delays and supply chain challenges in the first half of the year. As these issues eased in the second half, aftermarket collision parts volumes showed year over year improvement. Recycled parts volume from our salvage business was roughly flat year over year.
(2)Organic other revenue increased 2.5%, or $8 million, related to (i) a $22 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices as well as higher volumes, partially offset by (ii) a $9 million decrease in revenue from precious metals (platinum, palladium, and rhodium) primarily due to lower prices partially offset by higher volumes and (iii) a $5 million decrease in revenue from scrap steel due to lower prices partially offset by higher volumes.
(3)Acquisition and divestiture revenue was a net decrease of $281 million primarily due to the divestiture of PGW in the second quarter of 2022. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the divestiture of PGW.

Segment EBITDA

Segment EBITDA increased $83 million, or 10.7%, for the year ended December 31, 2022 compared to the prior year, despite the $18 million negative year over year effect related to the PGW business, which we divested in the second quarter of 2022. The increase is attributable to higher prices on parts and productivity initiatives helping to offset inflationary pressures related to ocean freight, labor, supplies and fuel. The increase was partially offset by decreases attributable to precious metals and scrap steel. We estimate that precious metals and scrap steel pricing had an unfavorable effect of $41 million, or 0.8%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2021	17.6%
Increase (decrease) due to:
Change in gross margin	0.6%	(1)
Change in segment operating expenses	0.4%	(2)
Change in other income and expenses, net	0.1%
Segment EBITDA for the year ended December 31, 2022	18.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The increase in gross margin of 0.6% was driven by (i) a 0.6% mix benefit resulting from the PGW divestiture in the second quarter and (ii) productivity and pricing initiatives which focused on offsetting inflation on product cost and inbound freight, partially offset by (iii) an unfavorable impact of 0.6% from a decrease in commodity prices.

(2)The decrease in segment operating expenses as a percentage of revenue primarily reflects favorable impacts of (i) 0.3% related to personnel costs due to lower incentive compensation, (ii) 0.2% from lower charitable contributions, and (iii) other individually immaterial factors representing a 0.2% favorable impact in the aggregate, partially offset by (iv) a 0.3% unfavorable impact related to professional fees.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2022	2021	Organic		Acquisition and Divestiture	Foreign Exchange (2)	Total Change
Parts & services revenue	$5,711	$6,033	5.1%	(1)	0.4%	(10.8)%	(5.3)%
Other revenue	24	29	(6.1)%		—%	(11.9)%	(18.0)%
Total third party revenue	$5,735	$6,062	5.0%		0.4%	(10.8)%	(5.4)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the year ended December 31, 2022 increased by 5.1% (5.6% on a per day basis), primarily driven by pricing initiatives which focused on offsetting inflation on input costs across all geographies. The organic revenue growth across most of our European operations was partially offset by 0.4% of a negative effect on certain operations and product lines due to the Ukraine/Russia conflict.
(2)Exchange rates decreased our revenue growth by $654 million, or 10.8%, primarily due to the stronger U.S. dollar against the euro, pound sterling and Czech koruna for the year ended December 31, 2022 relative to the prior year.

Segment EBITDA

Segment EBITDA decreased $33 million, or 5.4%, for the year ended December 31, 2022 compared to the prior year. Our Europe Segment EBITDA included a negative year over year impact of $71 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the year ended December 31, 2021. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased $38 million, or 6.1%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the year ended December 31, 2022.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2021	10.2%
Increase (decrease) due to:
Change in gross margin	0.1%	(1)
Change in segment operating expenses	(0.1)%	(2)
Segment EBITDA for the year ended December 31, 2022	10.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The increase in gross margin was primarily attributable to favorable impacts of pricing initiatives and margin improvement initiatives undertaken to support profitable revenue growth despite inflationary pressures.
(2)The increase in segment operating expenses as a percentage of revenue primarily reflects unfavorable impacts of (i) 0.4% from increased freight, vehicle, and fuel expenses due to inflationary pressures and supply chain constraints and (ii) 0.2% from increased personnel costs primarily due to inflationary pressures, partially offset by (iii) other individually immaterial factors representing a 0.5% favorable impact in the aggregate.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2022	2021	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$1,788	$1,864	(9.9)%	6.1%	(0.3)%	(4.1)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,788	$1,864	(9.9)%	6.1%	(0.3)%	(4.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the year ended December 31, 2022, decreased by 9.9% due to strong comparative growth for the year ended December 31, 2021, when parts and services organic revenue growth was 20.2%; demand softness from lower new vehicle sales caused by supply chain challenges; and a decrease in drop shipment volumes.
(2)Acquisition related growth for the year ended December 31, 2022 reflected revenue from our acquisitions of three Specialty businesses from the beginning of 2021 through the one-year anniversary of the acquisition dates.

Segment EBITDA

Segment EBITDA decreased $24 million, or 10.9%, for the year ended December 31, 2022 compared to the prior year primarily due to the organic revenue decline and the negative effect of inflation on overhead expenses.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2021	12.0%
Increase (decrease) due to:
Change in gross margin	0.5%	(1)
Change in segment operating expenses	(1.4)%	(2)
Segment EBITDA for the year ended December 31, 2022	11.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The increase in gross margin primarily was driven by pricing initiatives which focused on offsetting inflation on input costs and lower customer rebate levels due to lower customer attainment of rebate targets, partially offset by a 0.8% unfavorable impact from acquisitions.
(2)The increase in segment operating expenses as a percentage of revenue primarily reflects unfavorable impacts of (i) 0.8% in personnel costs primarily as a result of wage inflation and lower operating leverage due to the organic parts and services revenue decline, (ii) 0.5% in vehicle and fuel expenses primarily due to higher fuel costs, (iii) 0.3% in fixed facility expenses as a result of lower operating leverage due to the organic parts and services revenue decline, and (iv) several individually immaterial factors that had an unfavorable impact of 0.4% in the aggregate, partially offset by (v) a favorable impact of 0.6% from operating expense synergies and leverage generated from the 2021 acquisitions.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Self Service	2022	2021	Organic		Acquisition and Divestiture(3)	Foreign Exchange	Total Change
Parts & services revenue	$227	$207	9.9%	(1)	(0.1)%	—%	9.8%
Other revenue	488	580	(13.4)%	(2)	(2.4)%	—%	(15.8)%
Total third party revenue	$715	$787	(7.3)%		(1.8)%	—%	(9.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 9.9% for the year ended December 31, 2022 compared to the prior year, primarily driven by pricing initiatives which focused on offsetting inflation on input costs resulting from greater competition for vehicles.
(2)Other organic revenue decreased 13.4%, or $78 million, year over year due to (i) a $58 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices and, to a lesser extent, lower volumes, and (ii) a $33 million decrease in revenue from scrap steel due to lower volumes and, to a lesser extent, lower prices, partially offset by (iii) a $13 million increase in revenue from other scrap (including aluminum) and cores primarily related to higher prices.
(3)Acquisition and divestiture revenue was a net decrease of $14 million, or 1.8% primarily due to the divestiture of a business in the third quarter of 2022. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the divestiture.

Segment EBITDA

Segment EBITDA decreased $92 million, or 52.3%, for the year ended December 31, 2022 compared to the prior year. The decrease is primarily attributable to unfavorable movements in commodity prices compared to the prior year. Decreases in precious metals prices contributed an estimated $34 million decline in Segment EBITDA relative to the year ended December 31, 2021. In addition, net sequential changes in scrap steel prices in our self service operations had a $15 million unfavorable impact on Segment EBITDA during the year ended December 31, 2022, compared to a $26 million favorable impact during the year ended December 31, 2021. The unfavorable impacts for the year ended December 31, 2022 resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle. We estimate that precious metals and scrap steel pricing had an unfavorable effect of 8.6% on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2021	22.3%
Increase (decrease) due to:
Change in gross margin	(6.6)%	(1)
Change in segment operating expenses	(4.1)%	(2)
Change in other income and expenses, net	0.1%
Segment EBITDA for the year ended December 31, 2022	11.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin reflects (i) an unfavorable impact of 7.1% resulting from movements in metals prices partially offset by (ii) a net favorable impact due to pricing initiatives for parts and services implemented to mitigate the effects of higher car costs.
(2)The increase in segment operating expenses as a percentage of revenue reflects (i) a negative leverage effect of 2.9% from decreases in metals revenue (ii) an unfavorable impact of 0.4% due to higher advertising expense, and (iii) other individually immaterial factors representing a 0.8% unfavorable impact in the aggregate.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Wholesale - North America	2021	2020	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$4,037	$3,786	5.8%	(1)	0.4%	0.4%	6.6%
Other revenue	339	253	33.3%	(2)	0.1%	0.4%	33.8%
Total third party revenue	$4,376	$4,039	7.5%		0.4%	0.4%	8.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 5.8% (6.7% on a per day basis) for the year ended December 31, 2021 compared to the prior year period, primarily driven by pricing and growth from recycled and remanufactured major mechanical parts and aftermarket automotive glass products. While mobility statistics improved relative to 2020, aftermarket collision parts revenue was roughly flat year-over-year due to the constraints on availability of parts caused by supply chain issues in 2021.
(2)The $84 million year over year organic increase in other revenue is primarily related to (i) a $36 million increase in revenue from other scrap and cores primarily related to higher prices and higher volumes, (ii) a $24 million increase in revenue from scrap steel due to higher prices and to a lesser extent, higher volumes, (iii) a $24 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices.

Segment EBITDA

Segment EBITDA increased $104 million, or 15.7%, for the year ended December 31, 2021 despite the impact of two fewer selling days compared to the prior year period. This increase is attributable to margin initiatives, rightsizing actions, metals prices and the favorable effect from the revenue recovery compared to the prior year when the COVID-19 impact was more severe. These were partially offset by negative impacts due to aftermarket fill rates and inflationary increases in costs. Increases in precious metals prices contributed an estimated $18 million increase in Segment EBITDA relative to the year ended December 31, 2020. Additionally, net sequential increases in scrap steel prices in our salvage operations had a $16 million favorable impact on Segment EBITDA for the year ended December 31, 2021, compared to a $3 million favorable impact for the year ended December 31, 2020. We estimate that precious metals and scrap steel pricing had a favorable effect of $31 million, or 0.6%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2020	16.5%
Increase (decrease) due to:
Change in gross margin	1.8%	(1)
Change in segment operating expenses	(0.5)%	(2)
Change in other expense, net and net income attributable to continuing noncontrolling interest	(0.2)%	(3)
Segment EBITDA for the year ended December 31, 2021	17.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin was favorable primarily due to the positive impact of higher precious metals and scrap steel prices, pricing initiatives and cost reductions from operational efficiencies and rightsizing efforts. Compared to the prior year, input costs have risen, with (i) inflationary pressures impacting product and freight costs in aftermarket and (ii) limited supply combined with heightened competition at auctions contributing to higher salvage costs. We are adjusting prices dynamically to address input cost increases and market conditions such as inventory availability and demand, and, in some cases, we experienced a margin benefit in 2021 as higher prices were enacted ahead of turning the higher cost inventory.

(2)    The increase in segment operating expense as a percentage of revenue primarily reflects (i) an unfavorable impact of 0.6% related to personnel costs due to higher incentive compensation, (ii) an unfavorable impact of 0.2% for increased charitable contributions, partially offset by (iii) a positive leverage effect of 0.2% from facility expenses, which are largely fixed, and (iv) several other immaterial favorable factors totaling 0.1%.
(3)    The unfavorable impact in other expense, net and net income attributable to continuing noncontrolling interest of 0.2% was primarily related to higher insurance proceeds received for the year ended December 31, 2020.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2021	2020	Organic		Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$6,033	$5,470	6.2%	(1)	(0.4)%	4.6%	10.3%
Other revenue	29	22	24.1%		—%	5.5%	29.6%
Total third party revenue	$6,062	$5,492	6.2%		(0.4)%	4.6%	10.4%
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

Segment EBITDA

Segment EBITDA increased $190 million, or 44.5%, for the year ended December 31, 2021 compared to the prior year. Our Europe Segment EBITDA included a positive year over year impact of $20 million related to the translation of local currency results into U.S. dollars at higher exchange rates than those experienced for the year ended December 31, 2020. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $170 million, or 39.8%, compared to the prior year. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the year ended December 31, 2021.

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

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2021	2020	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$1,864	$1,505	20.2%	3.0%	0.6%	23.8%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,864	$1,505	20.2%	3.0%	0.6%	23.8%
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

Segment EBITDA

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

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Self Service	2021	2020	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$207	$203	1.7%	(1)	—%	—%	1.7%
Other revenue	580	390	49.0%	(2)	—%	—%	49.0%
Total third party revenue	$787	$593	32.8%		—%	—%	32.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 1.7% for the year ended December 31, 2021 compared to the prior year period, primarily driven by pricing initiatives.
(2)The 49.0%, or $190 million, year over year decrease in other revenue is related to (i) a $109 million increase in revenue from scrap steel related to higher prices, (ii) a $56 million increase in revenue from precious metals (platinum, palladium, and rhodium) due to higher prices, and (iii) a $25 million increase in revenue from other scrap (including aluminum) and cores primarily related to higher prices.

Segment EBITDA

Segment EBITDA increased $62 million, or 54.4%, in the year ended December 31, 2021 compared to the prior year period. The increase is primarily attributable to favorable movements in commodity prices compared to the prior year. Increases in precious metals prices contributed an estimated $43 million increase in Segment EBITDA relative to the year ended December 31, 2020. In addition, net sequential changes in scrap steel prices in our self service operations had an $26 million favorable impact on Segment EBITDA during the year ended December 31, 2021, compared to a $13 million favorable impact during the year ended December 31, 2020. We estimate that precious metals and scrap steel pricing had a favorable effect of $56 million, or 3.1%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2020	19.1%
Increase (decrease) due to:
Change in gross margin	(3.0)%	(1)
Change in segment operating expenses	6.2%	(2)
Segment EBITDA for the year ended December 31, 2021	22.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin primarily reflects (i) an unfavorable impact of 3.5% resulting from movements in metals prices.
(2)The increase in segment operating expense as a percentage of revenue reflects (i) a positive leverage effect of 7.1% from increases in metals revenue, partially offset by (ii) a 0.7% unfavorable impact on personnel costs primarily related to increased incentive compensation and salaries and wages due to inflationary wage adjustments, and (iii) other individually immaterial factors representing a 0.2% unfavorable impact in the aggregate.

Liquidity and Capital Resources

On January 5, 2023, we entered into a new credit agreement and terminated the senior secured credit agreement ("Prior Credit Agreement"), scheduled to mature on January 29, 2024. The new credit agreement includes a $500 million unsecured term loan, payable in full on January 5, 2026, and an unsecured revolving credit facility of up to a U.S. dollar equivalent of $2.0 billion, which matures on January 5, 2028. See Note 25, "Subsequent Events" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the new credit agreement.

The following table summarizes liquidity data as of the dates indicated (in millions):

	Adjusted(4)		December 31,
	December 31, 2022		2022		2021
Cash and cash equivalents	$278		$278		$274
Total debt	2,662	(5)	2,662	(1)	2,824	(1)
Current maturities (2)	34		34		35
Capacity under credit facilities (3)	2,000		3,150		3,150
Availability under credit facilities (3)	645		1,295		1,194
Total liquidity (cash and cash equivalents plus availability under credit facilities)	923		1,573		1,468
(1)    Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $6 million and $12 million as of December 31, 2022, and 2021, respectively).
(2)     Debt amounts reflect the gross values to be repaid in the next 12 months (excluding immaterial debt issuance costs as of December 31, 2022, and 2021, respectively).
(3)    Capacity under credit facilities includes our revolving credit facilities and availability under credit facilities is reduced by our outstanding letters of credit.
(4)    Amounts presented represent the termination of the Prior Credit Agreement and inclusion of the new credit agreement as if both were in effect as of December 31, 2022. See Note 25, "Subsequent Events" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the new credit agreement.
(5) Debt amount presented above reflects the gross values to be repaid (excluding debt issuance costs of $13 million as of December 31, 2022).

We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions, paying down outstanding debt, paying dividends or repurchasing our common stock. As we have pursued acquisitions as part of our historical growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities and senior notes. We currently believe we have sufficient access to capital markets to support our future growth objectives.

As of December 31, 2022, we had debt outstanding and additional available sources of financing as follows:

•Senior secured credit facilities composed of $3,150 million in revolving credit ($1,786 million outstanding at December 31, 2022), bearing interest at variable rates, with availability reduced by $69 million of amounts outstanding letters of credit
•Euro Notes (2024) totaling $535 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2028) totaling $268 million (€250 million) maturing in April 2028 and bearing interest at a 4.125% fixed rate

We had approximately $1,295 million available under our credit facilities in place as of December 31, 2022. Combined with $278 million of cash and cash equivalents at December 31, 2022, we had approximately $1,573 million in available liquidity, an increase of $105 million from our available liquidity as of December 31, 2021.

With our ability to generate free cash flow, we were comfortable with reducing the size of our credit facilities from $3.15 billion to $2.5 billion when we terminated the Prior Credit Agreement and entered into the new credit agreement in January 2023. We believe that our current liquidity and cash expected to be generated by operating activities in future periods will be sufficient to meet our current operating and capital requirements. Our capital allocation strategy includes spending to support growth driven capital projects, complete synergistic acquisitions, and return stockholder value through the payment of dividends and repurchasing shares of our common stock.

A summary of the dividend activity for our common stock for the year ended December 31, 2022 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.25	February 15, 2022	March 3, 2022	March 24, 2022
$0.25	April 26, 2022	May 19, 2022	June 2, 2022
$0.25	July 26, 2022	August 11, 2022	September 1, 2022
$0.275	October 25, 2022	November 17, 2022	December 1, 2022

On February 21, 2023, our Board of Directors declared a quarterly cash dividend of $0.275 per share of common stock, payable on March 30, 2023, to stockholders of record at the close of business on March 16, 2023.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,573 million of total liquidity as of December 31, 2022 ($923 million on an adjusted basis) and $34 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our total liquidity includes availability under our Prior Credit Agreement, which included the two financial maintenance covenants presented below. The required debt covenants per the Prior Credit Agreement and our actual ratios with respect to those covenants were calculated in accordance with the Prior Credit Agreement as follows as of December 31, 2022:

	Covenant Level	Ratio Achieved as of December 31, 2022
Maximum net leverage ratio	4.00 : 1.00	1.4
Minimum interest coverage ratio	3.00 : 1.00	26.5

The terms net leverage ratio and minimum interest coverage ratio used in the Prior Credit Agreement are specifically calculated per the Prior Credit Agreement and differ in specified ways from comparable US GAAP or common usage terms. The new credit agreement contains similar financial covenants but replaces the maximum net leverage ratio with a maximum total leverage ratio (calculated as 1.5x as of December 31, 2022) while maintaining the same 4.00 : 1.00 requirement.

Our Prior Credit Agreement contained customary covenants that imposed limitations and conditions on our ability to enter into certain transactions. During the second quarter of 2022, two ratings agencies, S&P Global Ratings and Moody's Investors Service, upgraded our issuer credit rating to an investment grade rating of 'BBB-' and 'Baa3', respectively, and rated our outlook as stable. With the assignment of an investment grade rating, we were no longer required to comply with certain restrictive covenants under the Prior Credit Agreement, and we were no longer required to provide collateral to secure the borrowings under the Prior Credit Agreement. We were in compliance with all applicable covenants under our Prior Credit Agreement and new credit agreement as of December 31, 2022. The new credit agreement also does not have restrictions on our ability to enter into certain transactions, such as dividend payments, share repurchases and asset sales.

The indentures relating to our Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds under the credit facility. The indentures do not prohibit amendments to the financial covenants under the credit facility as needed.

While we believe that we have adequate capacity under our existing credit facilities, from time to time we may need to raise additional funds through public or private financing, strategic relationships or modification of our existing credit facilities. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse effect on our business, operating results, and financial condition.

We utilize supply chain financing arrangements, which allow us to improve our operating cash flows by extending payment terms with certain suppliers who participate in the programs. Financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. The initiative is at the sole discretion of both the supplier and the financial institution on terms that are negotiated between them. In the future, if the financial institutions do not continue to purchase receivables from our suppliers under the initiative, the participating suppliers may need to renegotiate their payment terms with us, which in turn could cause our borrowings under our revolving credit facility to increase. All outstanding payments owed under the initiative to the participating financial institutions are recorded within Accounts payable in our Consolidated Balance Sheets. As of December 31, 2022, we had approximately $248 million of Accounts payable outstanding under the arrangements.

In the past, we have held interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings and currency swaps that contain an interest rate swap component and a foreign currency forward contract component. As of December 31, 2022, we did not have any of these contracts outstanding. The weighted average interest rate on borrowings outstanding under our Prior Credit Agreement was 4.2% at December 31, 2022. Including our senior notes, our overall weighted average interest rate on borrowings was 4.2% at December 31, 2022. Prior to entering into the new credit agreement on January 5, 2023, our borrowings in U.S. dollars accrued interest at London Inter-Bank Offered Rate (i.e. LIBOR). Under the new credit agreement, our borrowings will bear interest at Secured Overnight Financing Rate (i.e. SOFR) plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. We do not expect the change in benchmark rates will have a material impact on our results of operations, financial position or liquidity. However, we project that the increase in benchmark interest rates in the United States and Europe in 2022 and potential for further increases in 2023 to combat rising inflation will drive higher interest expense of $45 million to $55 million in 2023 relative to 2022. See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our borrowings and related interest.

We had outstanding Prior Credit Agreement borrowings of $1,786 million and $1,887 million at December 31, 2022 and 2021, respectively. Of these amounts, there were no current maturities at December 31, 2022 or 2021. The new credit agreement has no scheduled principal payments in 2023.

The scheduled maturities of long-term obligations outstanding at December 31, 2022 are as follows (in millions):

	Adjusted(4)
	December 31, 2022		December 31, 2022
2023 (1)	$34		$34
2024	548		2,334
2025	10		10
2026	503		3
2027	3		3
Thereafter	1,564		278
Total debt	$2,662	(3)	$2,662	(2)
(1)Long-term obligations maturing by December 31, 2023 include $15 million of short-term debt that may be extended beyond the current year ending December 31, 2023.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $6 million as of December 31, 2022).
(3)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $13 million as of December 31, 2022).
(4)Amounts presented represent the termination of the Prior Credit Agreement and inclusion of the new credit agreement as if both were in effect as of December 31, 2022. See Note 25, "Subsequent Events" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the new credit agreement.

As of December 31, 2022, the Company had cash and cash equivalents of $278 million, of which $227 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime ("GILTI").

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the years ended December 31, 2022, and 2021 (in millions):

	Year Ended December 31,
	2022	2021	Change
Wholesale - North America	$1,172	$1,107	$65	(1)
Europe	3,498	3,829	(331)	(2)
Specialty	1,304	1,452	(148)	(3)
Total	$5,974	$6,388	$(414)
(1)Inventory purchases across the Wholesale - North America segment increased for the year ended December 31, 2022 compared to the prior year primarily due to required restocking to keep up with the demand for our products.
(2)The decrease in inventory purchases in our Europe segment included a decrease of $415 million attributable to the decrease in the value of the euro, and to a lesser extent, the pound sterling for the year ended December 31, 2022 compared to the prior year. On a constant currency basis, inventory purchases increased compared to the prior year, due to required restocking to keep up with the demand for our products as well as purchases to improve availability for customers in certain regions.
(3)The decrease in inventory purchases in the Specialty segment compared to the prior year was primarily due to matching inventory levels with demand. This was partially offset by inventory purchases made by companies acquired in the second half of 2021.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the years ended December 31, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	% Change
Wholesale - North America salvage vehicles	246	239	2.9%
Europe wholesale salvage vehicles	29	26	11.5%
Self Service salvage vehicles	517	542	(4.6)%

Wholesale - North America salvage purchases in 2022 increased relative to the prior year due to limitations in the prior year on vehicles at auctions. Self Service salvage vehicle purchases in 2022 decreased due to increased market competition and decreased availability of vehicles.

The following table summarizes the components of the change in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the year ended December 31, 2021	$1,367
Increase (decrease) due to:
Working capital accounts: (1)
Receivables, net	—
Inventories	(107)
Accounts payable	(14)
Other operating activities	4	(2)
Net cash provided by operating activities for the year ended December 31, 2022	$1,250
(1)    Cash flows related to our primary working capital accounts can be volatile as the sales and purchases, payments and collections can be timed differently from period to period.

•Receivables, net had a similar impact on cash provided by operating activities year over year. This was driven by a $26 million outflow for our Wholesale - North America segment primarily due to an increase in organic revenue in 2022 compared to 2021, which translated to higher receivables balances in 2022. This was partially offset by a $14 million inflow for our Europe segment and a $12 million inflow for our Specialty segment, both due to lesser overall cash outflows in 2022 as a result of collections and timing of sales.
•Inventories represented $107 million in incremental cash outflows for the year ended December 31, 2022 compared to the same period of 2021 as a result of inventory increases in the (i) Wholesale - North America segment of $151 million primarily attributable to increased cash paid for inventory in the current year as a result of higher input costs and volume increases due to strong demand and (ii) Europe segment of $101 million, primarily attributable to increased cash paid for inventory in the current year as a result of higher input costs, volume increases due to strong demand and strategic inventory purchases to curb the impacts of supply chain constraints, which was partially offset by inventory decreases in the (iii) Specialty segment of $127 million primarily related to decreasing inventory purchasing levels to align with softening demand and (iv) Self Service segment of $18 million primarily related to lower vehicle purchases in 2022 due to increased market competition and decreased availability of vehicles.
•Accounts payable was a $14 million detriment to cash provided by operating activities year over year. This change was primarily attributable a lower cash inflow in our Europe segment of $187 million and a cash outflow of $38 million from our Specialty segment partially offset by our Wholesale - North America segment which contributed a $211 million cash inflow driven by higher accounts payable balances and timing of payments.
(2)    Primarily related to offsetting effects from (i) non-cash items in net income, including gain on disposal of businesses, refer to "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures," for further information, (ii) cash paid for taxes, and (iii) a number of individually insignificant fluctuations in cash paid for other operating activities.

Net cash provided by investing activities totaled $172 million and net cash used in investing activities totaled $419 million for the years ended December 31, 2022 and 2021, respectively. Proceeds from the disposal of businesses (primarily PGW) were $399 million for the year ended December 31, 2022 compared to $7 million for the year ended December 31, 2021. Property, plant and equipment purchases were $222 million for the year ended December 31, 2022 compared to $293 million in the prior year. We invested $124 million of cash, net of cash acquired, in business acquisitions for the year ended December 31, 2021 compared to $4 million in 2022.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$1,250	$1,367
Less: purchases of property, plant and equipment	222	293
Free cash flow	$1,028	$1,074

Net cash used in financing activities increased by $409 million for the year ended December 31, 2022 compared to 2021 due primarily to higher payment of dividends in 2022 of $211 million, increases in repurchases of common stock of $163 million and higher net repayments of debt of $133 million, partially offset by a decrease in settlement of our cross currency swap and other foreign exchange forward contracts in 2021 of $89 million (no similar transaction in 2022).

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

We have various contractual obligations and commitments arising in the normal course of business. The following represent our anticipated material cash requirements from known contractual and other obligations as of December 31, 2022.

•Long-term debt of $2,662 million and related interest totaling $178 million, of which $34 million and $110 million, respectively is expected to be paid within twelve months. See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to debt amounts outstanding at December 31, 2022.

•Operating lease payments of $1,673 million, of which $269 million is expected to be paid within twelve months. See Note 21, "Leases" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to lease amounts outstanding at December 31, 2022.

•Purchase obligations of $611 million for open purchase orders for aftermarket inventory all expected to be paid within twelve months.

•Net pension obligations of $133 million, of which $5 million is expected to be paid within twelve months. Benefit payments for our funded plans will be made from plan assets, whereas benefit payments for our unfunded plans are made from cash flows from operating activities. See Note 22, "Employee Benefit Plans" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to net pension obligations at December 31, 2022.

•Self-insurance reserves of $126 million, of which $62 million is expected to be paid within twelve months. See Note 6, "Self-Insurance Reserves" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information relates to self-insurance reserves at December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates;
•commodity prices; and
•inflation.

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 48.2% and 49.4% of our revenue during years ended December 31, 2022 and 2021, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 4.8% change in our consolidated revenue and a 3.0% change in our operating income for the year ended December 31, 2022. See our Results of Operations discussion in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2022 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our Wholesale - North America operations, and we may not be able to pass on any resulting price increases to our customers.

To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated financing transactions, we may hedge the exposure through the use of foreign currency forward contracts. As of December 31, 2022, we did not hold foreign currency forward contracts related to non-functional currency denominated debt.

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of December 31, 2022, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €748 million and Swedish Krona ("SEK") 75 million under our revolving credit facilities. As of December 31, 2021, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €940 million and SEK 145 million under our revolving credit facilities.

Interest Rates

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to the prime rate, LIBOR, SOFR, Canadian Dollar Offered Rate, Euro Interbank Offered Rate, SONIA, or Swiss Average Rate Overnight. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts converted a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. We designated our interest rate swap contracts as cash flow hedges, and net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense.

We had none of our variable rate debt under our credit facilities at fixed rates at December 31, 2022 or December 31, 2021. In February 2023, we entered into two sets of interest rate swap agreements. See Note 18, "Long-Term Obligations", Note 19, "Derivative Instruments and Hedging Activities" and Note 25, "Subsequent Events" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

At December 31, 2022, we had approximately $1,786 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $18 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals, such as platinum, palladium, and rhodium, contained in some recycled parts, such as catalytic converters). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a higher or lower rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the year ended December 31, 2022 decreased by 3% over the average for 2021, noting that prices rose sequentially in 2021 and in the first half of 2022 before declining 31% in the second half of the year. The average prices of rhodium, palladium, and platinum decreased by 22%, 11% and 11%, respectively, for the year ended December 31, 2022 over the average prices for the year ended December 31, 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill Impairment Assessment - Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a discounted cash flow model and the market approach, which require management to make significant estimates and assumptions. The goodwill balance subject to the impairment assessments was $4.3 billion as of December 31, 2022 and is allocated to four reporting units.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts, the selection of discount rates, and determination of market multiples included the following, among others:

•We tested the effectiveness of controls over the goodwill impairment assessments, including those over the forecasts and the selection of the discount rates and market multiples.

•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) analyst and industry reports of the Company and companies in its peer group, and (4) forecasts used in the preceding impairment assessments.

•With the assistance of our fair value specialists, we evaluated the discount rates, including (1) testing the underlying source information and the mathematical accuracy of the calculations, (2) developing a range of independent estimates and comparing those to the discount rates used by management, and (3) comparing the discount rates used by management to those used in the preceding impairment assessments.

•With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline public companies and the multiples used in the preceding impairment assessments.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois
February 23, 2023

We have served as the Company's auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 23, 2023

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$12,794	$13,089	$11,629
Cost of goods sold	7,571	7,767	7,036
Gross margin	5,223	5,322	4,593
Selling, general and administrative expenses	3,544	3,568	3,266
Restructuring and transaction related expenses	20	20	66
(Gain) on disposal of businesses and impairment of net assets held for sale	(159)	—	3
Depreciation and amortization	237	260	272
Operating income	1,581	1,474	986
Other expense (income):
Interest expense	78	72	104
Loss on debt extinguishment	—	24	13
Interest income and other income, net	(15)	(21)	(16)
Total other expense, net	63	75	101
Income from continuing operations before provision for income taxes	1,518	1,399	885
Provision for income taxes	385	331	250
Equity in earnings of unconsolidated subsidiaries	11	23	5
Income from continuing operations	1,144	1,091	640
Net income from discontinued operations	6	1	—
Net income	1,150	1,092	640
Less: net income attributable to continuing noncontrolling interest	1	1	2
Net income attributable to LKQ stockholders	$1,149	$1,091	$638

Basic earnings per share: (1)
Income from continuing operations	$4.13	$3.68	$2.10
Net income from discontinued operations	0.02	—	—
Net income	4.15	3.68	2.10
Less: net income attributable to continuing noncontrolling interest	0.01	—	0.01
Net income attributable to LKQ stockholders	$4.15	$3.68	$2.10

Diluted earnings per share: (1)
Income from continuing operations	$4.12	$3.67	$2.10
Net income from discontinued operations	0.02	—	—
Net income	4.14	3.67	2.10
Less: net income attributable to continuing noncontrolling interest	0.01	—	0.01
Net income attributable to LKQ stockholders	$4.13	$3.66	$2.09
(1) The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,150	$1,092	$640
Less: net income attributable to continuing noncontrolling interest	1	1	2
Net income attributable to LKQ stockholders	1,149	1,091	638

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(212)	(64)	114
Net change in unrealized gains/losses on cash flow hedges, net of tax	—	1	(6)
Net change in unrealized gains/losses on pension plans, net of tax	35	9	(1)
Other comprehensive income (loss) from unconsolidated subsidiaries	7	—	(5)
Other comprehensive (loss) income	(170)	(54)	102

Comprehensive income	980	1,038	742
Less: comprehensive income attributable to continuing noncontrolling interest	1	1	2
Comprehensive income attributable to LKQ stockholders	$979	$1,037	$740

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$278	$274
Receivables, net	998	1,073
Inventories	2,752	2,611
Prepaid expenses and other current assets	230	296
Total current assets	4,258	4,254
Property, plant and equipment, net	1,236	1,299
Operating lease assets, net	1,227	1,361
Goodwill	4,319	4,540
Other intangibles, net	653	746
Equity method investments	141	181
Other noncurrent assets	204	225
Total assets	$12,038	$12,606
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,339	$1,176
Accrued expenses:
Accrued payroll-related liabilities	218	261
Refund liability	109	107
Other accrued expenses	294	271
Current portion of operating lease liabilities	188	203
Current portion of long-term obligations	34	35
Other current liabilities	89	112
Total current liabilities	2,271	2,165
Long-term operating lease liabilities, excluding current portion	1,091	1,209
Long-term obligations, excluding current portion	2,622	2,777
Deferred income taxes	280	279
Other noncurrent liabilities	283	365
Commitments and contingencies
Redeemable noncontrolling interest	24	24
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 322.4 shares issued and 267.3 shares outstanding at December 31, 2022; 321.6 shares issued and 287.0 shares outstanding at December 31, 2021	3	3
Additional paid-in capital	1,506	1,474
Retained earnings	6,656	5,794
Accumulated other comprehensive loss	(323)	(153)
Treasury stock, at cost; 55.1 shares at December 31, 2022 and 34.6 shares at December 31, 2021	(2,389)	(1,346)
Total Company stockholders' equity	5,453	5,772
Noncontrolling interest	14	15
Total stockholders' equity	5,467	5,787
Total liabilities and stockholders' equity	$12,038	$12,606

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,150	$1,092	$640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264	284	299
(Gain) on disposal of businesses and impairment of net assets held for sale	(159)	—	3
Stock-based compensation expense	38	34	29
Loss on debt extinguishment	—	24	13
Deferred income taxes	6	(27)	(34)
Other	(14)	(37)	(4)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net	(16)	(16)	94
Inventories	(342)	(235)	433
Prepaid income taxes/income taxes payable	33	(65)	35
Accounts payable	269	283	(64)
Other operating assets and liabilities	21	30	—
Net cash provided by operating activities	1,250	1,367	1,444
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(222)	(293)	(173)
Proceeds from disposals of property, plant and equipment	9	20	17
Acquisitions, net of cash acquired	(4)	(124)	(7)
Proceeds from disposals of businesses	399	7	5
Other investing activities, net	(10)	(29)	(8)
Net cash provided by (used in) investing activities	172	(419)	(166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	—	(16)	(9)
Repayment of Euro Notes (2026)	—	(883)	—
Repayment of U.S. Notes (2023)	—	—	(600)
Borrowings under revolving credit facilities	1,644	5,035	841
Repayments under revolving credit facilities	(1,675)	(3,717)	(1,473)
Repayments under term loans	—	(324)	(18)
Borrowings under receivables securitization facility	—	—	111
Repayments under receivables securitization facility	—	—	(111)
Repayments of other debt, net	(17)	(26)	(116)
Settlement of derivative instruments, net	—	(89)	—
Dividends paid to LKQ stockholders	(284)	(73)	—
Purchase of treasury stock	(1,040)	(877)	(117)
Other financing activities, net	(22)	(15)	(21)
Net cash used in financing activities	(1,394)	(985)	(1,513)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	(1)	12
Net increase (decrease) in cash, cash equivalents and restricted cash	4	(38)	(223)
Cash and cash equivalents of continuing operations, beginning of period (1)	274	312	528
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	—	7
Cash and cash equivalents of continuing and discontinued operations, beginning of period	274	312	535
Cash and cash equivalents, end of period	$278	$274	$312
(1) The balance as of January 1, 2020 included restricted cash of $5 million.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$346	$423	$248
Interest	71	76	107

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	319.9	$3	(13.2)	$(352)	$1,418	$4,141	$(201)	$40	$5,049
Net income	—	—	—	—	—	638	—	2	640
Other comprehensive income	—	—	—	—	—	—	102	—	102
Purchase of treasury stock	—	—	(4.1)	(117)	—	—	—	—	(117)
Vesting of restricted stock units, net of shares withheld for employee tax	0.9	—	—	—	(3)	—	—	—	(3)
Stock-based compensation expense	—	—	—	—	29	—	—	—	29
Exercise of stock options	0.1	—	—	—	1	—	—	—	1
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(4)	(4)
Adoption of ASU 2016-13	—	—	—	—	—	(3)	—	—	(3)
Disposition of subsidiary with noncontrolling interests (see Note 2)	—	—	—	—	—	—	—	(11)	(11)
Purchase of noncontrolling interests (see Note 8)	—	—	—	—	(1)	—	—	(11)	(12)
Balance as of December 31, 2020	320.9	$3	(17.3)	$(469)	$1,444	$4,776	$(99)	$16	$5,671
Net income	—	—	—	—	—	1,091	—	1	1,092
Other comprehensive loss	—	—	—	—	—	—	(54)	—	(54)
Purchase of treasury stock	—	—	(17.3)	(877)	—	—	—	—	(877)
Vesting of restricted stock units, net of shares withheld for employee tax	0.7	—	—	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	34	—	—	—	34
Dividends declared to LKQ stockholders ($0.25 per share)	—	—	—	—	—	(73)	—	—	(73)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2021	321.6	$3	(34.6)	$(1,346)	$1,474	$5,794	$(153)	$15	$5,787
Net income	—	—	—	—	—	1,149	—	1	1,150
Other comprehensive loss	—	—	—	—	—	—	(170)	—	(170)
Purchase of treasury stock	—	—	(20.5)	(1,043)	—	—	—	—	(1,043)
Vesting of restricted stock units, net of shares withheld for employee tax	0.8	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	38	—	—	—	38
Dividends declared to LKQ stockholders ($1.025 per share)	—	—	—	—	—	(287)	—	—	(287)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2022	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467

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

We are a global distributor of vehicle products, including replacement parts, components, and systems used in the repair and maintenance of vehicles, and specialty vehicle aftermarket products and accessories designed to improve the performance, functionality and appearance of vehicles. We operate in the United States, Canada, Germany, the U.K., the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries.

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

Note 2. Discontinued Operations and Divestitures

Glass Manufacturing Business

In March 2017, we completed the sale of the PGW Auto Glass ("PGW") glass manufacturing business to a subsidiary of Vitro S.A.B. de C.V. ("Vitro"). In connection with the sale, LKQ and Vitro entered into a three-year Purchase and Supply Agreement in which our aftermarket automotive glass distribution business agreed to source various products from Vitro's glass manufacturing business for a three-year period beginning in March 2017 and ending in February 2020. All purchases from Vitro, including those outside of the Purchase and Supply Agreement, for the two months ended February 29, 2020 were $4 million.

For the year ended December 31, 2022, we recorded to discontinued operations a $5 million benefit primarily related to the reassessment of a previously recorded valuation allowance on a deferred tax asset. For the year ended December 31, 2021, we recorded an insignificant gain related to the settlement of certain tax matters with Vitro.

Czech Republic

In February 2020, we completed the sale of the Czech Republic business of Stahlgruber GmbH ("Stahlgruber"), resulting in an immaterial loss on the sale. As part of the transaction, we purchased the 48.2% noncontrolling interest from the minority shareholder for a purchase price of €8 million, which included the issuance of €4 million of notes payable, and then immediately thereafter sold 100% of the business for a purchase price of €14 million, which included €7 million of notes receivable. This transaction resulted in a disposition of noncontrolling interest of $11 million. From January 1, 2020 through the date of sale, we recorded an insignificant amount of net income (excluding the loss on sale) from discontinued operations related to the business, of which an insignificant amount was attributable to the noncontrolling interest.

Other Divestitures (Not Classified in Discontinued Operations)

In April 2022, we completed the sale of our PGW aftermarket glass business within our Wholesale - North America segment, to a third party for $361 million resulting in recognition of a $155 million pretax gain ($127 million after tax).

In September 2022, we completed the sale of a business within our Self Service segment, to a third party, resulting in proceeds of $25 million and the recognition of a $4 million pretax gain ($3 million after tax).

In May 2020, we completed the sale of a non-core telecommunications operation within our Europe segment, resulting in proceeds of $4 million and the recognition of an insignificant loss on sale.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission.

In the current year, we changed the presentation of our Consolidated Financial Statements from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of LKQ Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from those estimates.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. For most of our international operations, the local currency is the functional currency. Assets and liabilities are translated into U.S. dollars at the period-ending exchange rate. Statements of Income amounts are translated to U.S. dollars using monthly average exchange rates during the period. Translation gains and losses are reported as a component of Accumulated other comprehensive income (loss) in stockholders' equity.

Revenue Recognition

We recognize revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), the transaction price is fixed or determinable and we have satisfied its performance obligations per the sales arrangement. The majority of our revenue originates from contracts with a single performance obligation to deliver parts, whereby the performance obligation is satisfied when control of the parts is transferred to the customer per the arranged shipping terms. Some of our contracts contain a combination of delivering parts and performing services, which are distinct and accounted for as separate performance obligations. Revenue for the service component is recognized as the services are rendered.

Our revenue is measured at the determinable transaction price, net of any variable considerations granted to customers. Variable considerations include the right to return parts, discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, or other similar items. These variable considerations are estimated throughout the year based on various factors, including contract terms, historical experience and performance levels.

Sales tax and other tax amounts collected from customers for remittance to governmental authorities are excluded from revenue in the Consolidated Statements of Income and are shown as a current liability on the Consolidated Balance Sheets until remitted.

Any incremental costs to obtain a contract (commissions earned by our sales representatives on product sales) are expensed when incurred, as the amortization period of the asset would be one year or less due to the short-term nature of our contracts.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Goods Sold

Cost of goods sold includes: the price we pay for inventory, net of vendor discounts, rebates or other incentives; inbound freight and other transportation costs to bring inventory into our facilities; and overhead costs related to purchasing, warehousing and transporting our products from our distribution warehouses to our selling locations. For our salvage, remanufactured, refurbished and manufactured products, cost of goods sold also includes direct and indirect labor, equipment costs, depreciation, and other overhead to transform inventory into finished products suitable for sale. Cost of goods sold also includes expenses for service-type warranties and for assurance-type warranty programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include: personnel costs for employees in selling, general and administrative functions; costs to operate branch locations, corporate offices and back office support centers; costs to transport products from facilities to our customers; and other selling, general and administrative expenses, such as professional fees, supplies, and advertising expenses. The costs included in Selling, general and administrative expenses do not relate to inventory processing or conversion activities, and, as such, are classified below Gross margin in the Consolidated Statements of Income.

Stock-Based Compensation

For the restricted stock units ("RSUs") that contain both a performance-based vesting condition and a time-based vesting condition, we recognize compensation expense using the accelerated attribution method, pursuant to which expense is recognized straight-line over the requisite service period for each separate vesting tranche of the award. For all other awards, which are subject to only a time-based vesting condition, we recognize compensation expense on a straight-line basis over the requisite service period of the entire award.

For performance-based RSUs ("PSUs"), the expense is calculated using the projected award value, which is based on an estimate of the achievement of the performance objectives, and is recognized on a straight-line basis over the performance period.

The impacts of forfeitures on RSUs and PSUs expense are recorded as they occur.

Government Assistance

Financial assistance received from governments is recorded during the period in which we incur the costs that the assistance is intended to offset, only if it is probable that we will meet the conditions required under the terms of the assistance.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, operating accounts, and deposits readily convertible to known amounts of cash.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses

Receivables, net are reported net of an allowance for credit losses. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions (e.g. management's evaluation of the aging of customer receivable balances and the financial condition of our customers) as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate, gross domestic product growth rate or credit default rates.

Concentrations of Credit Risks

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

Inventories

Our inventory is stated at the lower of cost or net realizable value. Net realizable value can be influenced by current anticipated demand. If actual demand is lower than our estimates, additional reductions to inventory carrying value would be necessary in the period such determination is made.

The cost of our inventory is determined differently based on the category of inventory; (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

An aftermarket product is a new vehicle product manufactured by a company other than the original equipment manufacturer. For aftermarket products, cost is established based on the average price paid for parts. Inventory cost for aftermarket products includes expenses incurred for freight in and overhead costs; for items purchased from foreign companies, import fees and duties and transportation insurance are also included. Aftermarket automotive glass products, which we no longer stock after the sale of PGW in 2022, were costed using the first-in first-out method. Refurbished products are parts that require cosmetic repairs, such as wheels, bumper covers and lights; we will apply new parts, products or materials to these parts to produce the finished product. Refurbished inventory cost is based upon the average price we pay for cores, which are recycled automotive parts that are not suitable for sale as a replacement part without further processing. The cost of refurbished inventory also includes expenses incurred for freight in, labor and other overhead costs.

A salvage product is a recycled vehicle part suitable for sale as a replacement part. Salvage product cost is established based upon the price we pay for a vehicle, including auction, storage and towing fees, as well as expenditures for buying and dismantling the vehicle. Inventory carrying value is determined using the average cost to sales percentage at each of our facilities and applying that percentage to the facility's inventory at expected selling prices, the assessment of which incorporates the sales probability based on a part's number of days in stock and historical demand. The average cost to sales percentage is derived from each facility's historical profitability for salvage vehicles. Remanufactured products are used parts that have been inspected, rebuilt, or reconditioned to restore functionality and performance, such as remanufactured engines and transmissions. Remanufactured inventory cost is based upon the price paid for cores and expenses incurred for freight in, direct manufacturing costs and other overhead costs.

A manufactured product is a new vehicle product. Manufactured product inventory can be a raw material, work-in-process or finished good. Manufactured product cost is established using the first-in first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease and reasonably assured renewal periods, if shorter. Depreciation expense associated with refurbishing, remanufacturing, manufacturing and furnace operations as well as distribution centers are recorded in Cost of goods sold in the Consolidated Statements of Income. Depreciation expense resulting from restructuring programs is recorded in Restructuring and transaction

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related expenses in the Consolidated Statements of Income. All other depreciation expense is reported in Depreciation and amortization in the Consolidated Statements of Income.

Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. Expenditures for maintenance and repairs are recorded as incurred to Selling, general and administrative expenses in the Consolidated Statements of Income. As property, plant and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Construction in progress consists primarily of building and land improvements at our existing facilities.

Intangible Assets

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed annual impairment tests during the fourth quarters of 2022, 2021 and 2020. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. The fair value estimates of our goodwill reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach.

Based on the annual goodwill and indefinite-lived intangible assets impairment test performed in the fourth quarter of 2022, we determined no impairment existed. The goodwill reporting units had a fair value estimate which exceeded the carrying value by at least 40%.

Leases

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

Net Assets Held for Sale

We record the net assets of held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values are based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for the discounted cash flow analyses of the businesses are based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to the estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in management's analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-recurring basis as of December 31, 2022. As of December 31, 2022 and 2021, assets and liabilities held for sale were insignificant. For the year ended December 31, 2020, we recorded net impairment charges totaling $3 million on our net assets held for sale.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no material impairments to the carrying value of long-lived assets during the years ended December 31, 2022, 2021 or 2020.

Equity Method Investments

We account for our investments in unconsolidated subsidiaries using the equity method of accounting, as our investments give us the ability to exercise significant influence, but not control, over the investee. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets, as applicable.

Warranty Reserve

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

Self-Insurance Reserves

We self-insure a portion of our employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation, and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of the ultimate cost, which is calculated using an analysis of historical data. We monitor new claim and claim developments as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. The current portion of total self-insurance reserves is recorded in Other accrued expenses on the Consolidated Balance Sheet with the noncurrent portion is recorded in Other noncurrent liabilities on the Consolidated Balance Sheet, which reflects management's estimates of when claims will be paid.

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

Treasury Stock

We record common stock purchased for treasury stock at cost.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” ("ASU 2022-04"), which requires the buyer in a supplier finance program to disclose certain information about their program, including key terms, balance sheet presentation of amounts, outstanding amounts at the end of each period, and rollforwards of balances. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. We are currently evaluating the impact ASU 2022-04 will have on our Consolidated Financial Statements and will adopt ASU 2022-04 for all reporting periods in 2023.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

Inventories consist of the following (in millions):

	December 31,
	2022	2021
Aftermarket and refurbished products	$2,279	$2,168
Salvage and remanufactured products	427	406
Manufactured products	46	37
Total inventories	$2,752	$2,611

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of December 31, 2022, manufactured products inventory was composed of $26 million of raw materials, $5 million of work in process, and $15 million of finished goods. As of December 31, 2021, manufactured products inventory was composed of $27 million of raw materials, $4 million of work in process, and $5 million of finished goods.

Note 5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

		December 31,
	Useful Life	2022	2021
Land and improvements	10 - 20 years(1)	$217	$204
Buildings and improvements	20 - 40 years	409	415
Machinery and equipment	3 - 20 years	776	739
Computer equipment and software	3 - 10 years	124	115
Vehicles and trailers	3 - 10 years	141	145
Furniture and fixtures	5 - 7 years	61	58
Leasehold improvements	1 - 20 years	398	350
Finance lease assets		107	101
		2,233	2,127
Less—Accumulated depreciation		(1,049)	(987)
Construction in progress		52	159
Total property, plant and equipment, net		$1,236	$1,299
(1) Only applies to land improvements as land is not depreciated.

Total depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $169 million, $180 million, and $180 million, respectively.

Supplemental disclosure of noncash investing activities is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Noncash property, plant and equipment additions in accounts payable and other accrued expenses	$17	$14	$19

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Self-Insurance Reserves

To provide for the potential liabilities for certain risks, we use a combination of insurance and self-insurance mechanisms, including a consolidated, wholly-owned captive insurance subsidiary which provides insurance coverage for workers' compensation and automotive liability claim payments that are below our deductibles under our third-party policies. The activity related to our captive insurance subsidiary was not significant for the year ended December 31, 2022.

Total self-insurance reserves were $126 million and $117 million, of which $62 million and $61 million were classified as current, as of December 31, 2022 and 2021, respectively. We had outstanding letters of credit of $69 million at both December 31, 2022 and 2021, respectively, to guarantee self-insurance claims payments. While we do not expect the amounts ultimately paid to differ significantly from the estimates, the insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.

Note 7. Allowance for Credit Losses

Our reserve for expected credit losses was $54 million and $53 million as of December 31, 2022 and December 31, 2021, respectively. The provision for credit losses was an expense of $9 million, benefit of $5 million, and expense of $25 million for the years ended December 31, 2022, 2021, and 2020, respectively.

A roll-forward of our allowance for credit losses is as follows (in millions):

	2022	2021
Balance as of January 1,	$53	$70
Provision for (benefit from) credit losses	9	(5)
Write-offs	(2)	(8)
Impact of foreign currency	(6)	(4)
Balance as of December 31,	$54	$53

Note 8. Noncontrolling Interest

In October 2020, we purchased all of the noncontrolling interest of a subsidiary in our Self Service segment for a purchase price of $10 million. This purchase resulted in a net decrease to Noncontrolling interest of $10 million and a decrease to Additional paid-in-capital of $1 million in our Consolidated Financial Statements as of December 31, 2020.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Intangible Assets

The changes in the carrying amount of goodwill by reportable segment is as follows (in millions):

	North America	Europe	Specialty	Self Service	Total
Balance as of January 1, 2021, gross	$1,472	$2,458	$413	$282	$4,625
Accumulated impairment losses as of January 1, 2021	(33)	—	—	—	(33)
Balance as of January 1, 2021	1,439	2,458	413	282	4,592
Business acquisitions and adjustments to previously recorded goodwill	23	18	43	—	84
Exchange rate effects	1	(137)	—	—	(136)
Balance as of December 31, 2021	$1,463	$2,339	$456	$282	$4,540
Business acquisitions and adjustments to previously recorded goodwill	—	7	—	—	7
Disposal of businesses	(58)	—	—	(7)	(65)
Exchange rate effects	(8)	(155)	—	—	(163)
Balance as of December 31, 2022	$1,397	$2,191	$456	$275	$4,319

The components of other intangibles, net are as follows (in millions):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$489	$(194)	$295	$514	$(175)	$339
Customer and supplier relationships	479	(340)	139	604	(425)	179
Software and other technology related assets	361	(223)	138	345	(198)	147
Covenants not to compete	6	(6)	—	13	(13)	—
Total finite-lived intangible assets	1,335	(763)	572	1,476	(811)	665
Indefinite-lived trademarks	81	—	81	81	—	81
Total other intangible assets	$1,416	$(763)	$653	$1,557	$(811)	$746

Estimated useful lives for the finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	4-30 years
Customer and supplier relationships	Accelerated	3-20 years
Software and other technology related assets	Straight-line	3-15 years
Covenants not to compete	Straight-line	2-5 years

Amortization expense for intangibles was $95 million, $104 million, and $119 million during the years ended December 31, 2022, 2021, and 2020, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2027 is $88 million, $77 million, $69 million, $62 million and $52 million, respectively.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of December 31, 2022	December 31, 2022	December 31, 2021
MEKO AB(1)(2)(3)	Europe	26.6%	$129	$145
Other(4)			12	36
Total			$141	$181
(1)    As of December 31, 2022, the Level 1 fair value of our investment in MEKO AB ("Mekonomen") was $154 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value.
(2)    As of December 31, 2022, our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $8 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag.
(3)    During the second quarter of 2022, we received a $3 million dividend payment from Mekonomen.
(4)    In June 2022, we sold an investment in our Self Service segment resulting in a decrease to the carrying value of $22 million, recognizing an insignificant gain upon sale.

Note 11. Government Assistance

During the years ended December 31, 2022, 2021 and 2020, we recorded financial assistance from foreign governments, primarily in the form of grants, as credits in the following amounts (in millions):

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$—	$1	$1
Selling, general and administrative expenses	—	15	51
Total government assistance	$—	$16	$52

During the years ended December 31, 2021 and 2020 we received grants from European governments of $11 million and $43 million, respectively, with the remaining amounts relating to Canada. We did not receive material grants for the year ended December 31, 2022.

Note 12. Warranty Reserve

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three or four year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products.

The changes in the warranty reserve are as follows (in millions):

Warranty Reserve
Balance as of January 1, 2021	$28
Warranty expense	74
Warranty claims	(72)
Balance as of December 31, 2021	$30
Warranty expense	77
Warranty claims	(75)
Balance as of December 31, 2022	$32

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Revenue Recognition

Disaggregated Revenue

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

Other revenue includes sales of scrap and precious metals (platinum, palladium, and rhodium), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from furnace operations. We derive scrap metal and other precious metals from several sources in both our Wholesale - North America and Self Service segments, including vehicles that have been used in our recycling operations and vehicles from OEMs and other entities that contract with us for secure disposal of "crush only" vehicles. Revenue from the sale of hulks in our Wholesale - North America and Self Service segments is recognized based on a price per ton of delivered material when the customer (processor) collects the scrap.

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Wholesale - North America	$4,207	$4,037	$3,786
Europe	5,711	6,033	5,470
Specialty	1,788	1,864	1,505
Self Service	227	207	203
Parts and services	11,933	12,141	10,964
Wholesale - North America	349	339	253
Europe	24	29	22
Self Service	488	580	390
Other revenue	861	948	665
Total revenue	$12,794	$13,089	$11,629

Contract Liabilities

Our service-type warranties typically have service periods ranging from 6 months to 36 months. Proceeds from these service-type warranties are deferred at contract inception and amortized on a straight-line basis to revenue over the contract period. The current portion of deferred service-type warranties are included in Other current liabilities on the Consolidated Balance Sheets and the noncurrent portion of deferred service-type warranties are included in Other noncurrent liabilities on the Consolidated Balance Sheets based on the length of the underlying service period. The balances for deferred service-type warranties are as follows (in millions):

	December 31,
	2022	2021
Deferred service-type warranties	$33	$32

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by Geographic Area

See Note 24, "Segment and Geographic Information" for information related to our revenue by geographic region.

Variable Consideration

Amounts related to variable consideration on our Consolidated Balance Sheets are as follows (in millions):

		December 31,
	Classification	2022	2021
Return asset	Prepaid expenses and other current assets	$58	$58
Refund liability	Refund liability	109	107
Variable consideration reserve	Receivables, net	136	144

Note 14. Restructuring and Transaction Related Expenses

From time to time, we initiate restructuring plans to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. Below is a summary of our current restructuring plans:

2022 Global Restructuring Plan

In the fourth quarter of 2022, we began a restructuring initiative covering all of our reportable segments designed to reduce costs, streamline operations, consolidate facilities and implement other strategic changes to the overall organization. We have incurred and expect to incur costs primarily for employee severance, inventory or other asset write-downs, and exiting facilities. This plan is scheduled to be substantially complete by 2024 with an estimated total incurred cost of between $30 million and $40 million.

1 LKQ Europe Plan

In 2019, we announced a multi-year plan called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe plan, we are reorganizing our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2025 with a total incurred cost of between $30 million and $40 million.

2019/2020 Global Restructuring Plan

In 2019, we commenced a cost reduction initiative, covering all of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. This plan was expanded in 2020 as we identified additional opportunities to eliminate inefficiencies, including actions in response to impacts to the business from COVID-19. We have incurred and expect to incur costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives. This plan is expected to be completed in 2023 with a total incurred cost of between $108 million to $115 million.

Acquisition Integration Plans

As we complete the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. We expect to incur an insignificant amount of future expenses to complete any open integration plans.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Year Ended December 31,
Plan	Expense Type	2022	2021	2020
2022 Global Plan	Employee related costs	$6	$—	$—
	Facility exit costs	1	—	—
	Other costs	3	—	—
	Total	$10	$—	$—

2019/2020 Global Plan	Employee related costs	$—	$4	$19
	Facility exit costs	1	7	23
	Inventory related costs (1)	—	—	7
	Other costs	—	—	7
	Total	$1	$11	$56

1 LKQ Europe Plan	Employee related costs	$1	$6	$—
	Total	$1	$6	$—

Acquisition Integration Plans	Employee related costs	$2	$—	$7
	Facility exit costs	1	—	—
	Other costs	—	—	2
	Total	$3	$—	$9

Total restructuring expenses		$15	$17	$65
(1)    Recorded to Cost of goods sold in the Consolidated Statement of Income

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2022 Global Plan	$—	$10	$—	$—	$10
2019/2020 Global Plan	43	59	2	2	106
1 LKQ Europe Plan	$—	$7	$—	$—	$7

The following table sets forth the liability recorded related to our restructuring plans (in millions):

	2022 Global Plan		2019/20 Global Plan		1 LKQ Europe Plan
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Employee related costs (1)	$3	$—	$1	$2	$1	$4
Facility exit costs (2)	1	—	6	9	—	—
Other costs	—	—	2	3	—	—
Total	$4	$—	$9	$14	$1	$4
(1)     Reported in Accrued payroll-related liabilities on our Consolidated Balance Sheets.
(2)     Reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Consolidated Balance Sheets.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction Related Expenses

The following table sets forth the transaction related expenses incurred (in millions):

	Year Ended December 31,
	2022	2021	2020
Professional fees (1)	$5	$3	$—
Other expenses	—	—	8	(2)
Transaction related expenses	$5	$3	$8
(1)    Included external costs such as legal, accounting and advisory fees related to completed and potential transactions.
(2)    Primarily resulted from the resolution of a purchase price matter related to the Stahlgruber transaction for an amount above our prior estimate.

Note 15. Stock-Based Compensation

In order to attract and retain employees, non-employee directors, consultants, and other persons associated with the Company, we grant equity-based awards under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by stockholders for issuance under the Equity Incentive Plan is 70 million shares, subject to anti-dilution and other adjustment provisions. We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by stockholders for issuance under the Equity Incentive Plan, 8.2 million shares remained available for issuance as of December 31, 2022. We expect to issue new or treasury shares of common stock to cover past and future equity grants.

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

The Compensation and Human Capital Committee of our Board of Directors approved the grant of 169,605, 208,603, and 230,360 RSUs to our executive officers that included both a performance-based vesting condition and a time-based vesting condition in 2022, 2021, and 2020, respectively. The performance-based vesting conditions for the 2022, 2021, and 2020 grants to our executive officers have been satisfied.

The fair value of RSUs that vested during the years ended December 31, 2022, 2021, and 2020 was $38 million, $37 million, and $27 million, respectively; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the year ended December 31, 2022 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2022	1.4	$34.85
Granted (2)	0.7	$49.21
Vested	(0.7)	$37.36
Forfeited / Canceled	(0.1)	$43.01
Unvested as of December 31, 2022	1.3	$41.02
Expected to vest after December 31, 2022	1.1	$41.41	2.5	$57
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the years ended December 31, 2021 and 2020 was $39.22 and $31.68, respectively.

PSUs

Starting in 2019, we granted PSUs with a three-year performance period to certain employees, including executive officers, under our Equity Incentive Plan. As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on our performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the applicable three year performance periods.

Outstanding unvested PSUs earn dividend equivalents at the same rate as dividends on LKQ's common stock. The dividend equivalents are subject to the same vesting requirements, restrictions and forfeiture provisions as the original award.

The fair value of PSUs that vested during the year ended December 31, 2022 was $9 million; the fair value of PSUs vested is based on the market price of LKQ stock on the date vested.
The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the year ended December 31, 2022 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2022	0.5	$31.96
Granted (2)	0.1	$48.95
Performance-based adjustment (3)	0.1	$32.53
Vested	(0.2)	$27.74
Unvested as of December 31, 2022	0.5	$37.87
Expected to vest after December 31, 2022	0.4	$37.55	0.8	$24
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2021 and December 31, 2020 was $38.31 and $31.85, respectively.
(3)    Represents the net adjustment to the number of shares issuable upon vesting of performance-based PSUs based on the Company's actual financial performance metrics for the three year performance period ended December 31, 2022.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense and the resulting tax benefits included in the Consolidated Statements of Income were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense	$38	$34	$29
Income tax benefit	(9)	(8)	(7)
Stock-based compensation expense, net of tax	$29	$26	$22

We did not capitalize any stock-based compensation costs during the years ended December 31, 2022, 2021, and 2020.

As of December 31, 2022, unrecognized compensation expense related to unvested RSUs and PSUs is expected to be recognized as follows (in millions):

Unrecognized Compensation Expense
2023	$20
2024	12
2025	6
2026	3
Total unrecognized compensation expense	$41

Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from current achievement estimates.

Note 16. Earnings Per Share

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

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Income from continuing operations	$1,144	$1,091	$640
Denominator for basic earnings per share—Weighted-average shares outstanding	277.1	296.8	304.6
Effect of dilutive securities:
RSUs	0.6	0.7	0.4
PSUs	0.3	0.2	—
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	278.0	297.7	305.0
Basic earnings per share from continuing operations	$4.13	$3.68	$2.10
Diluted earnings per share from continuing operations (1)	$4.12	$3.67	$2.10
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The number of antidilutive securities was insignificant for the years ended December 31, 2022 and 2021 and was 0.7 million for the year ended December 31, 2020.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Loss
Balance as of January 1, 2020	$(171)	$5	$(32)	$(3)	$(201)
Pretax income (loss)	113	(48)	(9)	—	56
Income tax effect	—	12	3	—	15
Reclassification of unrealized loss	—	40	7	—	47
Reclassification of deferred income taxes	—	(10)	(2)	—	(12)
Disposal of businesses	1	—	—	—	1
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(5)	(5)
Balance as of December 31, 2020	$(57)	$(1)	$(33)	$(8)	$(99)
Pretax (loss) income	(64)	3	11	—	(50)
Income tax effect	—	(1)	(3)	—	(4)
Reclassification of unrealized (gain) loss	—	(2)	2	—	—
Reclassification of deferred income taxes	—	1	(1)	—	—
Balance as of December 31, 2021	$(121)	$—	$(24)	$(8)	$(153)
Pretax (loss) income	(216)	—	49	—	(167)
Income tax effect	—	—	(14)	—	(14)
Disposal of business	4	—	—	—	4
Other comprehensive income from unconsolidated subsidiaries	—	—	—	7	7
Balance as of December 31, 2022	$(333)	$—	$11	$(1)	$(323)

The amounts of unrealized gains and losses on the Cash Flow Hedges reclassified to the Consolidated Statements of Income are as follows (in millions):

		Year Ended December 31,
	Classification	2022	2021	2020
Unrealized (losses) gains on interest rate swaps	Interest expense	$—	$(1)	$(3)
Unrealized gains on cross currency swaps	Interest expense	—	1	10
Unrealized gains (losses) on cross currency swaps (1)	Interest income and other income, net	—	2	(38)
Unrealized gains (losses) on foreign currency forward contracts (1)	Interest income and other income, net	—	—	(9)
Total		$—	$2	$(40)
(1)The amounts reclassified to Interest income and other income, net in the Consolidated Statements of Income offset the impact of the remeasurement of the underlying transactions.

Net unrealized losses and gains related to our pension plans were reclassified to Interest income and other income, net in the Consolidated Statements of Income during each of the years ended December 31, 2022, 2021, and 2020.

Our policy is to reclassify the income tax effect from Accumulated other comprehensive loss to the Provision for income taxes when the related gains and losses are released to the Consolidated Statements of Income.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		December 31, 2022			December 31, 2021
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Secured Credit Agreement:
Revolving credit facilities	January 2024	4.24%	(1)	$1,786	1.10%	(1)	$1,887

Senior Notes:
Euro Notes (2024)	April 2024	3.88%		535	3.88%		569
Euro Notes (2028)	April 2028	4.13%		268	4.13%		284

Notes payable	Various through October 2030	3.25%	(1)	16	2.80%	(1)	23
Finance lease obligations		3.69%	(1)	48	3.50%	(1)	52
Other debt		2.28%	(1)	9	1.10%	(1)	9
Total debt				2,662			2,824
Less: long-term debt issuance costs				(6)			(12)
Total debt, net of debt issuance costs				2,656			2,812
Less: current maturities, net of debt issuance costs				(34)			(35)
Long term debt, net of debt issuance costs				$2,622			$2,777
(1) Interest rate derived via a weighted average

The scheduled maturities of long-term obligations outstanding at December 31, 2022 are as follows (in millions):

Amount
2023 (1)	$34
2024	2,334
2025	10
2026	3
2027	3
Thereafter	278
Total debt (2)	$2,662
(1)Long-term obligations maturing by December 31, 2023 include $15 million of short-term debt that may be extended beyond the current year ending December 31, 2023.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $6 million as of December 31, 2022).

Senior Secured Credit Agreement

On January 5, 2023, we entered into a new credit agreement and terminated the senior secured credit agreement. See Note 25, "Subsequent Events" for further information related to the senior secured credit agreement and new credit agreement.

On November 23, 2021, LKQ Corporation and certain other subsidiaries of LKQ (collectively, the "Borrowers") entered into Amendment No. 6 to the Fourth Amended and Restated Credit Agreement dated January 29, 2016 (the "Prior Credit Agreement"), which modified certain interest rates to provide that (1) Loans denominated in euros shall bear interest at a rate per annum equal to the Euro Interbank Offered Rate as administered by the European Money Markets Institute (or a comparable or successor administrator approved by the Administrative Agent) plus the Applicable Rate, (2) Swingline Loans denominated in pounds sterling shall bear interest at a rate per annum equal to the Sterling Overnight Index Average as administered by the Bank of England (or any successor administrator of the Sterling Overnight Index Average) (“SONIA”) plus the Applicable Rate, (3) Revolving Loans denominated in pounds sterling shall bear interest at a rate per annum equal to SONIA plus an adjustment equal to 0.0326% per annum plus the Applicable Rate, and (4) Loans denominated in Swiss francs

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shall bear interest at a rate per annum equal to the Swiss Average Rate Overnight as administered by SIX Swiss Exchange AG (or any successor administrator of the Swiss Average Rate Overnight) plus the Applicable Rate. All other interest rates remain the same.

We also had the option to prepay outstanding amounts under the Prior Credit Agreement without penalty. We were required to prepay the term loan by amounts equal to proceeds from the sale or disposition of certain assets if the proceeds were not reinvested within twelve months. During the second quarter of 2021, we exercised our option to prepay the outstanding amount on the term loan, and thus did not have any term loan borrowings as of December 31, 2021.

The Prior Credit Agreement contained customary representations and warranties and customary covenants that provided limitations and conditions on our ability to enter into certain transactions. The Prior Credit Agreement also contained financial and negative covenants, including limitations on our net leverage ratio and a minimum interest coverage ratio.

On April 18, 2022, S&P Global Ratings assigned LKQ an issuer credit rating of 'BBB-' with a stable outlook. This rating upgrade triggered the banks in our credit facility to release all collateral required under the Prior Credit Agreement and suspend all collateral requirements.

Borrowings under the Prior Credit Agreement bore interest at variable rates, which depended on the currency and duration of the borrowing elected, plus an applicable margin. The applicable margin was subject to change in increments of 0.25% depending on the net leverage ratio. Interest payments were due on the last day of the selected interest period or quarterly in arrears depending on the type of borrowing. We also paid a commitment fee based on the average daily unused amount of the revolving credit facilities. The commitment fee was subject to change in increments of 0.05% depending on our net leverage ratio. In addition, we paid a participation commission on outstanding letters of credit at an applicable rate based on our net leverage ratio, and a fronting fee of 0.125% to the issuing bank, which were due quarterly in arrears.

The total capacity under the revolving credit facility's multicurrency component was $3,150 million. Amounts outstanding under the revolving credit facility were due and payable upon maturity of the Prior Credit Agreement on January 29, 2024. Of the total borrowings outstanding under the Credit Agreement, there were no current maturities as of December 31, 2022 or December 31, 2021. As of December 31, 2022, there were letters of credit outstanding in the aggregate amount of $69 million. The amounts available under the revolving credit facilities were reduced by the amounts outstanding under letters of credit, and thus availability under the revolving credit facilities at December 31, 2022 was $1,295 million.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 31, 2022, Moody's Investors Services upgraded the rating on LKQ Euro Holdings' senior unsecured notes to Baa3 with a stable outlook. This rating upgrade, combined with the upgrade to BBB- by S&P Global Ratings in April 2022, triggered a Covenant Suspension Event, and LKQ and its subsidiaries will no longer be required to comply with certain restrictive covenants.

Receivables Securitization Facility

On December 20, 2018, we amended the terms of our receivables securitization facility with Mitsubishi UFJ Financial Group, Inc. ("MUFG") to: (i) extend the term of the facility to November 8, 2021; (ii) increase the maximum amount available to $110 million; and (iii) make other clarifying and updating changes. Under the facility, LKQ sold an ownership interest in certain receivables, related collections and security interests to MUFG for the benefit of conduit investors and/or financial institutions for cash proceeds. Effective July 30, 2021, we terminated the receivables securitization facility.

Note 19. Derivative Instruments and Hedging Activities

Cash Flow Hedges

Through June 30, 2021, we held interest rate swap agreements to hedge a portion of the variable interest rate risk on our variable rate borrowings under our Credit Agreement and cross currency swaps, which contained an interest rate swap component and a foreign currency forward contract component that, combined with related intercompany financing arrangements, effectively converted variable rate U.S. dollar-denominated borrowings into fixed rate euro-denominated borrowings. The interest rate swap agreements and cross currency swaps were settled as of June 2021 and no cash flow hedges remained outstanding as of December 31, 2022 and 2021. Changes in the fair value of the derivative instruments were recorded in Accumulated other comprehensive income (loss) and were reclassified to Interest expense and Interest income and Other (income) expense, net when the underlying transactions had an impact on earnings.

The activity related to our previously matured cash flow hedges is included in Note 17, "Accumulated Other Comprehensive Income (Loss)" and presented in either operating activities or financing activities in our Consolidated Statements of Cash Flows.

Other Derivative Instruments Not Designated as Hedges

We hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at December 31, 2022 and 2021, along with the effect on our results of operations during the years ended December 31, 2022, 2021, and 2020, were not material.

Note 20. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the year ended December 31, 2022, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about our financial liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2022 and 2021 (in millions):

	Balance as of December 31, 2022	Fair Value Measurements as of December 31, 2022
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liabilities	$7	$—	$—	$7
Deferred compensation liabilities	73	—	73	—
Total Liabilities	$80	$—	$73	$7

	Balance as of December 31, 2021	Fair Value Measurements as of December 31, 2021
		Level 1	Level 2	Level 3
Liabilities:
Contingent consideration liabilities	$18	$—	$—	$18
Deferred compensation liabilities	89	—	89	—
Total Liabilities	$107	$—	$89	$18

The current portion of contingent consideration liabilities is included in Other current liabilities on the Consolidated Balance Sheets; deferred compensation liabilities and the noncurrent portion of contingent consideration liabilities are included in Other noncurrent liabilities on the Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Consolidated Balance Sheets at cost. Based on market conditions as of both December 31, 2022 and 2021, the fair value of the Prior Credit Agreement borrowings reasonably approximated the carrying values of $1,786 million and $1,887 million, respectively. As of December 31, 2022 and 2021, the fair values of the Euro Notes (2024) were approximately $535 million and $605 million, respectively, compared to carrying values of $535 million and $569 million, respectively. As of December 31, 2022 and 2021, the fair values of the Euro Notes (2028) were $254 million and $301 million, respectively, compared to carrying values of $268 million and $284 million, respectively.

The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2022 and 2021 to assume these obligations. The fair values of the Euro Notes (2024) and Euro Notes (2028) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Leases

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

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2022 and 2021 related to our lease agreements are as follows (in millions):

		December 31,
Leases	Classification	2022	2021
Assets
Operating lease ROU assets, net	Operating lease assets, net	$1,227	$1,361
Finance lease assets, net	Property, plant and equipment, net	52	53
Total leased assets		$1,279	$1,414
Liabilities
Current
Operating	Current portion of operating lease liabilities	$188	$203
Finance	Current portion of long-term obligations	17	15
Noncurrent
Operating	Long-term operating lease liabilities, excluding current portion	1,091	1,209
Finance	Long-term obligations, excluding current portion	31	37
Total lease liabilities		$1,327	$1,464

The components of lease expense are as follows (in millions):

	Year Ended December 31,
Lease Cost	2022	2021	2020
Operating lease cost	$282	$314	$308
Short-term lease cost	16	9	7
Variable lease cost	96	97	98
Finance lease cost
Amortization of leased assets	12	10	10
Interest on lease liabilities	2	2	2
Sublease income	(5)	(3)	(2)
Net lease cost	$403	$429	$423

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease commitments under our leases at December 31, 2022 are as follows (in millions):

Years Ending December 31,	Operating leases	Finance leases (1)	Total
2023	$269	$18	$287
2024	233	10	243
2025	203	8	211
2026	173	4	177
2027	143	3	146
Thereafter	652	16	668
Future minimum lease payments	1,673	59	1,732
Less: Interest	394	11	405
Present value of lease liabilities	$1,279	$48	$1,327
(1)     Amounts are included in the scheduled maturities of long-term obligations in Note 18, "Long-Term Obligations".

As of December 31, 2022, minimum operating lease payments for leases that have not yet commenced totaled $73 million. These operating leases will commence in the next 18 months with lease terms of 3 to 15 years. Most of these leases have not commenced because the assets are in the process of being constructed.

Other information related to leases is as follows:

	December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	9.1	9.4
Finance leases	8.5	8.9
Weighted-average discount rate
Operating leases	5.75%	5.20%
Finance leases	3.69%	3.50%

	Year Ended December 31,
Supplemental cash flows information (in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$284	$286	$299
Financing cash outflows from finance leases	14	13	12
Leased assets obtained in exchange for finance lease liabilities	15	10	25
Leased assets obtained in exchange for operating lease liabilities	159	248	244

Note 22. Employee Benefit Plans

Defined Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status

The table below summarizes the funded status of the defined benefit plans (in millions):

	December 31,
	2022	2021
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$194	$212
Acquisitions and divestitures	(2)	1
Service cost	5	5
Interest cost	2	1
Participant contributions	1	—
Actuarial (gain) / loss	(49)	(11)
Benefits paid (1)	(5)	(5)
Settlement	(1)	(2)
Transfers	—	6
Currency impact	(12)	(13)
Projected benefit obligation - end of year	$133	$194
Change in fair value of plan assets:
Fair value - beginning of year	$63	$59
Actual return on plan assets	—	2
Employer contributions	5	5
Participant contributions	1	—
Benefits paid	(4)	(5)
Settlement	(1)	(2)
Transfers	—	6
Currency impact	(3)	(2)
Fair value - end of year	$61	$63
Funded status at end of year (liability)	$(72)	$(131)

Accumulated benefit obligation	$131	$191
(1) Includes amounts paid from plan assets as well as amounts paid from Company assets.

The net amounts recognized for defined benefit plans in the Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2022	2021
Noncurrent assets	$3	$—
Current liabilities	(5)	(5)
Noncurrent liabilities	(70)	(126)
	$(72)	$(131)

The following table summarizes the accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	December 31,
	2022	2021
Accumulated benefit obligation	$94	$191
Aggregate fair value of plan assets	21	63

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets (in millions):

	December 31,
	2022	2021
Projected benefit obligation	$96	$194
Aggregate fair value of plan assets	21	63

The table below summarizes the weighted-average assumptions used to calculate the year-end benefit obligations:

	December 31,
	2022	2021
Discount rate used to determine benefit obligation	3.4%	1.0%
Rate of future compensation increase	1.9%	1.7%

Net Periodic Benefit Cost

The table below summarizes the components of net periodic benefit cost for the defined benefit plans (in millions):

	Year Ended December 31,
	2022	2021	2020
Service cost	$5	$5	$4
Interest cost	2	1	3
Expected return on plan assets (1)	(2)	(2)	(3)
Amortization of actuarial loss (2)	—	2	1
Settlement loss (3)	—	—	6
Net periodic benefit cost	$5	$6	$11
(1)    We use the fair value of our plan assets to calculate the expected return on plan assets.
(2)    Actuarial gains and losses are amortized using a corridor approach for our pension plans. Gains and losses are amortized if, as of the beginning of the year, the cumulative net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the fair value of the plan assets. Gains and losses in excess of the corridor are amortized over the average remaining service period of active members expected to receive benefits under the plan or, in the case of closed plans, the expected future lifetime of the employees participating in the plan.
(3)    In June 2019, we approved an amendment to terminate our U.S. Plan. As a result of the final settlement of this plan, we reclassified $6 million of unrealized loss from Accumulated other comprehensive loss to Interest income and other income, net in our Consolidated Statements of Income during the year ended December 31, 2020.

The service cost component of net periodic benefit cost was classified in Selling, general and administrative expenses, while the other components of net periodic benefit cost were classified in Interest income and other income, net in the Consolidated Statements of Income.

The table below summarizes the weighted-average assumptions used to calculate the net periodic benefit cost in the table above:

	December 31,
	2022	2021	2020
Discount rate used to determine service cost	1.0%	0.4%	0.7%
Discount rate used to determine interest cost	1.2%	0.8%	1.8%
Rate of future compensation increase	1.7%	2.0%	2.1%
Expected long-term return on plan assets (1)	2.8%	3.2%	2.9%
(1)    Our expected long-term return on plan assets is determined based on the asset allocation and estimate of future long-term returns by asset class.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed mortality is also a key assumption in determining benefit obligations and net periodic benefit cost. In some of the European plans, a price inflation index is also an assumption in determining benefit obligations and net periodic benefit cost.

As of December 31, 2022, the pretax amounts recognized in Accumulated other comprehensive loss consisted of $16 million of net actuarial gains for our defined benefit plans that have not yet been recognized in net periodic benefit cost. Of this amount, we expect $1 million to be recognized as a component of net periodic benefit cost during the year ending December 31, 2023.

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

The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at December 31, 2022 and 2021 are the same.

Level 3 investments: Investments in insurance contracts represent the cash surrender value of the insurance policy. These amounts are determined by an actuary based on projections of future benefit payments, discount rates, and expected long-term rate of return on assets.

The remaining pension assets are valued at net asset value based on the underlying assets owned by the fund administrator, minus liabilities, divided by the number of units outstanding and are included in the table below to reconcile the total investment fair value of our plan assets.

For the unfunded pension plans, we pay the defined benefit plan obligations when they become due. The table below summarizes the fair value of our defined benefit plan assets by asset category within the fair value hierarchy for the funded defined benefit pension plans (in millions):

	December 31,
	2022					2021
	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV	Total
Insurance contracts	$—	$—	$40	$—	$40	$—	$—	$42	$—	$42
Mutual fund (1)	—	—	—	21	21	—	—	—	21	21
Total investments at fair value	$—	$—	$40	$21	$61	$—	$—	$42	$21	$63
(1)    The underlying assets of the mutual fund valued at NAV consist of international bonds, equity, real estate and other investments.

The following table summarizes the changes in fair value measurements of Level 3 investments for the defined benefit plans (in millions):

	December 31,
	2022	2021
Balance at beginning of year	$42	$45
Actual return on plan assets:
Relating to assets held at the reporting date	1	1
Purchases, sales and settlements	(1)	(1)
Currency impact	(2)	(3)
Balance at end of year	$40	$42

Assets for the defined benefit pension plans in Europe are invested primarily in insurance policies. Under these contracts, we pay premiums to the insurance company, which are based on an internal actuarial analysis performed by the insurance company; the insurance company then funds the pension payments to the plan participants upon retirement.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employer Contributions and Estimated Future Benefit Payments

During the year ended December 31, 2022, we contributed $5 million to our pension plans. We estimate that contributions to our pension plans during 2023 will be $6 million.

The following table summarizes estimated future benefit payments as of December 31, 2022 (in millions):

Years Ending December 31,	Amount
2023	$5
2024	5
2025	5
2026	6
2027	7
2028 - 2032	35

Note 23. Income Taxes

The provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$212	$195	$156
State	60	47	38
Foreign	107	116	90
Total current provision for income taxes	$379	$358	$284
Deferred:
Federal	$—	$(3)	$(7)
State	(2)	—	(6)
Foreign	8	(24)	(21)
Total deferred (benefit) provision for income taxes	$6	$(27)	$(34)
Provision for income taxes	$385	$331	$250

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$1,078	$978	$713
Foreign	440	421	172
Income from continuing operations before provision for income taxes	$1,518	$1,399	$885

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of state credits and federal tax impact	3.0%	2.7%	3.2%
Impact of rates on international operations	1.1%	1.2%	1.9%
Change in valuation allowances	0.4%	(0.8)%	1.7%
Non-deductible expenses	1.0%	0.4%	0.8%
Excess tax benefits from stock-based compensation	(0.2)%	(0.1)%	—%
Other, net	(1.0)%	(0.8)%	(0.4)%
Effective tax rate	25.3%	23.6%	28.2%

Beginning in 2018, the Tax Cuts and Jobs Act ("Tax Act") imposed a new regime of taxation on foreign subsidiary earnings referred to as GILTI. We have elected to account for GILTI in the year the tax is incurred. As part of the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, the Tax Act imposed a one-time transition tax on the deemed repatriation of historical earnings of foreign subsidiaries as of December 31, 2017. Our transition tax liability was $42 million payable in eight installments from 2018 through 2025. The next required installment of $6 million is recorded in Other current liabilities and the remaining $19 million is recorded in Other noncurrent liabilities on the Consolidated Balance Sheets.

Undistributed earnings of our foreign subsidiaries amounted to approximately $1,487 million at December 31, 2022. Beginning in 2018, the Tax Act generally provided a 100% participation exemption from further U.S. taxation of dividends received from 10-percent or more owned foreign corporations held by U.S. corporate shareholders. Although foreign dividend income is generally exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, either as a result of the participation exemption, or due to the previous taxation of such earnings under the transition tax and GILTI regimes, companies must still apply the guidance of ASC 740: Income Taxes to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Further, the 2017 transition tax reduced a majority of the previous outside basis differences in our foreign subsidiaries, and most of any new differences arising have extensive interaction with the GILTI regime discussed above.

Based on a review of our global financing and capital expenditure requirements as of December 31, 2022, we continue to plan to permanently reinvest the undistributed earnings of our international subsidiaries. Thus, no deferred U.S. income taxes or potential foreign withholding taxes have been recorded. Due to the complexity of the U.S. tax regime, it remains impractical to estimate the amount of deferred taxes potentially payable were such earnings to be repatriated.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law in the United States. The IRA, among other provisions, enacted a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on the repurchase of corporate stock after December 31, 2022. We do not currently expect the corporate minimum tax provisions of the IRA to have a material impact on our financial results. The impact of the excise tax provisions will be dependent upon the volume of any future stock repurchases.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2022	2021
Deferred Tax Assets:
Accrued expenses and reserves	$71	$76
Qualified and nonqualified retirement plans	11	31
Inventory	15	11
Accounts receivable	19	18
Interest deduction carryforwards	28	32
Stock-based compensation	9	7
Operating lease liabilities	307	338
Net operating loss carryforwards	19	25
Other	17	25
Total deferred tax assets, gross	496	563
Less: valuation allowance	(44)	(45)
Total deferred tax assets	$452	$518
Deferred Tax Liabilities:
Goodwill and other intangible assets	$236	$238
Property, plant and equipment	86	93
Trade name	82	91
Operating lease assets, net	291	323
Other	12	20
Total deferred tax liabilities	$707	$765
Net deferred tax liability	$(255)	$(247)

Deferred tax assets and liabilities are reflected on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2022	2021
Noncurrent deferred tax assets	$25	$32
Noncurrent deferred tax liabilities	280	279

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in Other noncurrent assets and Deferred income taxes, respectively, on the Consolidated Balance Sheets.

We have net operating loss carryforwards, primarily for certain international tax jurisdictions, the tax benefits of which totaled approximately $19 million and $25 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, we had tax credit carryforwards for certain U.S. state jurisdictions, the tax benefits of which totaled less than $1 million at both dates. As of December 31, 2022 and 2021, we had interest deduction carryforwards in Italy and Germany, the tax benefits of which totaled $28 million and $32 million, respectively. As of December 31, 2022 and 2021, we had capital loss carryforwards, the tax benefit of which totaled an insignificant amount and $4 million, respectively. As of December 31, 2022 and 2021, valuation allowances of $44 million and $45 million, respectively, were recorded for deferred tax assets related to the foreign interest deduction carryforwards, certain foreign and U.S. net operating loss carryforwards and capital loss carryforwards. The $1 million net decrease in valuation allowances was primarily attributable to utilization of net operating loss carryforwards and U.S. capital loss carryforward valuation allowance activity.

The net operating losses generally carry forward for a period of five years to indefinitely. The interest deduction carryforwards in Italy and Germany do not expire. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates, where applicable, or in the case of interest deduction carryforward, subject to legislative thin capitalization constraints, typically based on profitability. Based on historical and projected operating results, we believe

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in tax laws or in estimates of future taxable income may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2022	2021	2020
Balance at January 1	$5	$2	$2
Additions based on tax positions related to the current year	—	—	1
Additions based on tax positions related to prior years	2	5	—
Reductions for tax positions of prior year	—	(2)	—
Settlements with taxing authorities	(2)	—	(1)
Balance at December 31	$5	$5	$2

Included in the balance of unrecognized tax benefits above as of December 31, 2022, 2021 and 2020, are approximately $5 million, $4 million and $2 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2022, 2021 and 2020, includes an insignificant amount of tax benefits that, if recognized, would result in adjustments to deferred taxes.

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. Attributable to the unrecognized tax benefits noted above, we had accumulated interest and penalties of $1 million, $1 million, and less than $1 million at December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, we recorded $1 million or less of interest and penalties through the income tax provision, prior to any reversals for lapses in the statutes of limitations.

During the twelve months beginning January 1, 2023, it is reasonably possible that we will reduce unrecognized tax benefits by $1 million, most of which would impact our effective tax rate.

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
Note 24. Segment and Geographic Information

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Year Ended December 31, 2022
Revenue:
Third Party	$4,556	$5,735	$1,788	$715	$—	$12,794
Intersegment	—	—	3	—	(3)	—
Total segment revenue	$4,556	$5,735	$1,791	$715	$(3)	$12,794
Segment EBITDA	$852	$585	$199	$83	$—	$1,719
Total depreciation and amortization (1)	75	145	30	14	—	264
Year Ended December 31, 2021
Revenue:
Third Party	$4,376	$6,062	$1,864	$787	$—	$13,089
Intersegment	3	—	3	—	(6)	—
Total segment revenue	$4,379	$6,062	$1,867	$787	$(6)	$13,089
Segment EBITDA	$769	$618	$223	$175	$—	$1,785
Total depreciation and amortization (1)	80	157	30	17	—	284
Year Ended December 31, 2020
Revenue:
Third Party	$4,039	$5,492	$1,505	$593	$—	$11,629
Intersegment	1	—	4	—	(5)	—
Total segment revenue	$4,040	$5,492	$1,509	$593	$(5)	$11,629
Segment EBITDA	$665	$428	$163	$113	$—	$1,369
Total depreciation and amortization (1)	83	173	29	14	—	299
(1)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold, Selling, general & administrative expenses and Restructuring and transaction related expenses.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a reconciliation of Net Income to EBITDA and Segment EBITDA (in millions):

	Year Ended December 31,
	2022	2021	2020
Net income	$1,150	$1,092	$640
Less: net income attributable to continuing noncontrolling interest	1	1	2
Net income attributable to LKQ stockholders	1,149	1,091	638
Subtract:
Net income from discontinued operations	6	1	—
Net income from continuing operations attributable to LKQ stockholders	1,143	1,090	638
Add:
Depreciation and amortization - SG&A	237	260	272
Depreciation and amortization - cost of goods sold	27	23	22
Depreciation and amortization - restructuring expenses (1)	—	1	5
Interest expense, net of interest income	70	70	102
Loss on debt extinguishment	—	24	13
Provision for income taxes	385	331	250
EBITDA	1,862	1,799	1,302
Subtract:
Equity in earnings of unconsolidated subsidiaries (2)	11	23	5
Equity investment fair value adjustments	(5)	11	—
Add:
Restructuring and transaction related expenses (1)	20	19	61
Restructuring expenses - cost of goods sold	—	—	7
(Gain) on disposal of businesses and impairment of net assets held for sale (3)	(159)	—	3
Change in fair value of contingent consideration liabilities	—	1	1
Gains on previously held equity interests	(1)	—	—
Direct impacts of Ukraine/Russia conflict (4)	3	—	—
Segment EBITDA	$1,719	$1,785	$1,369
(1)    The sum of these two captions represents the total amount that is reported in Restructuring and transaction related expenses in our Consolidated Statements of Income. Refer to Note 14, "Restructuring and Transaction Related Expenses," for further information.
(2)    Refer to Note 10, "Equity Method Investments," for further information.
(3)    Refer to "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures," for further information.
(4)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (receivables and inventory) and expenditures to support our employees and their families in Ukraine.

The following table presents capital expenditures by reportable segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Capital Expenditures
Wholesale - North America	$84	$113	$58
Europe	105	141	85
Specialty	19	23	11
Self Service	14	16	19
Total capital expenditures	$222	$293	$173

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets by reportable segment (in millions):

	December 31, 2022	December 31, 2021
Receivables, net
Wholesale - North America	$351	$367
Europe	547	586
Specialty	92	102
Self Service	8	18
Total receivables, net	998	1,073
Inventories
Wholesale - North America	822	776
Europe	1,418	1,327
Specialty	469	458
Self Service	43	50
Total inventories	2,752	2,611
Property, plant and equipment, net
Wholesale - North America	505	526
Europe	547	577
Specialty	94	93
Self Service	90	103
Total property, plant and equipment, net	1,236	1,299
Operating lease assets, net
Wholesale - North America	541	611
Europe	466	515
Specialty	85	83
Self Service	135	152
Total operating lease assets, net	1,227	1,361
Other unallocated assets	5,825	6,262
Total assets	$12,038	$12,606

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our revenue by geographic area (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenue
United States	$6,632	$6,626	$5,755
United Kingdom	1,550	1,648	1,461
Germany	1,523	1,622	1,523
Other countries	3,089	3,193	2,890
Total revenue	$12,794	$13,089	$11,629

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	December 31, 2022	December 31, 2021
Long-lived assets
United States	$1,371	$1,487
Germany	290	329
United Kingdom	256	305
Other countries	546	539
Total long-lived assets	$2,463	$2,660

Note 25. Subsequent Events

New Credit Agreement

On January 5, 2023, we and certain other subsidiaries of ours (collectively, the "Borrowers") entered into a new Credit Agreement (the “New Credit Agreement”) with several lenders; Wells Fargo Bank, National Association (“Wells Fargo Bank”), as administrative agent; Bank of America, N.A. (“Bank of America”), as syndication agent; PNC Bank, National Association, Truist Bank and MUFG Bank, Ltd. (“MUFG”), as Documentation Agents; Wells Fargo Bank and Bank of America, as Sustainability Structuring Agents; Wells Fargo Securities, LLC, BofA Securities, Inc., PNC Capital Markets LLC, Truist Securities, Inc. and MUFG, as joint bookrunners and joint lead arrangers. The New Credit Agreement replaced our Prior Credit Agreement (as described in Note 18, "Long-Term Obligations").

The New Credit Agreement establishes; (i) an unsecured revolving credit facility of up to a U.S. Dollar equivalent of $2.0 billion, which includes a $150 million sublimit for the issuance of letters of credit and a $150 million sublimit for swing line loans (the “Revolving Loans”) and; (ii) an unsecured term loan facility of up to $500 million (the “Term Loan” and collectively with the Revolving Loans, the “Loans”). The Revolving Loans have a maturity date of January 5, 2028 and the Term Loan has a maturity date of January 5, 2026, each of which may be extended by one additional year. The Term Loan has no required amortization payments prior to its maturity date. Proceeds from the Loans may be used (i) to refinance certain existing indebtedness of LKQ and its subsidiaries and (ii) for general corporate purposes of LKQ and its subsidiaries in the ordinary course of business, including acquisitions and capital expenditures.

Under the New Credit Agreement, our borrowings will bear interest at the Secured Overnight Financing Rate (i.e. "SOFR") plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread.

The New Credit Agreement contains customary covenants for an unsecured credit facility for a company that has debt ratings that are investment grade, such as, requirements to comply with a total leverage ratio and interest coverage ratio, each calculated in accordance with the terms of the New Credit Agreement, and limits on the Company’s and its subsidiaries’ ability to incur liens and indebtedness.

Under the terms of the New Credit Agreement, the Borrowers withdrew initial borrowings totaling a U.S. Dollar equivalent $1.8 billion at closing. Amounts borrowed under the New Credit Agreement were used by the Borrowers to repay the outstanding principal amount and related fees and expenses under the Prior Credit Agreement and for other corporate purposes.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Termination of Prior Credit Agreement

In connection with entering into the New Credit Agreement noted above, Wells Fargo and the various lending parties terminated the existing Senior Secured Credit Agreement and each amendment thereto resulting in an immaterial loss on extinguishment of debt.

Interest Rate Swaps

In February 2023, we entered into two sets of interest rate swap agreements to hedge the risk from our variable interest rate borrowings on our New Credit Agreement. The first set of agreements mature in February 2025 and include a notional amount of $400 million at a fixed average rate of 4.63%. The second set of agreements mature in February 2026 and include a notional amount of $300 million at a fixed average rate of 4.23%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that LKQ Corporation and subsidiaries' (the "Company") disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting dated February 23, 2023

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on this assessment, management determined that, as of December 31, 2022, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2023 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at December 31, 2022, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Dominick Zarcone	64	President, Chief Executive Officer and Director
Rick Galloway	44	Senior Vice President and Chief Financial Officer
Varun Laroyia	51	Chief Executive Officer and Managing Director, LKQ Europe
Walter P. Hanley	56	Senior Vice President - Development
Justin L. Jude	47	Senior Vice President of Operations - Wholesale Parts Division
Michael T. Brooks	53	Senior Vice President and Chief Information Officer
Matthew J. McKay	45	Senior Vice President - General Counsel & Corporate Secretary
Genevieve L. Dombrowski	46	Senior Vice President - Human Resources
Michael S. Clark	48	Vice President - Finance and Controller

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

Rick Galloway became our Senior Vice President and Chief Financial Officer in September 2022. Mr. Galloway served as Chief Financial Officer of our Wholesale - North America and Self Service Segments from July 2019 to September 2022. Prior to joining our company, Mr. Galloway held various positions at Alcoa Corporation from 2010 to 2019, including Chief Financial Officer of Alcoa’s Engineered Products and Solutions division, a business that consisted of 97 manufacturing facilities across the globe. Mr. Galloway began his career in public accounting with Grant Thornton as an auditor with clients in various industries, including manufacturing, oil and gas, non-profit, and government.

Varun Laroyia became our Chief Executive Officer and Managing Director of LKQ Europe in September 2022. Previously, Mr. Laroyia was our Executive Vice President and Chief Financial Officer from October 2017 to September 2022. Prior to joining us, he was the Chief Financial Officer of CBRE’s Global Workplace Solutions (GWS) business since 2015, following CBRE’s acquisition of the GWS business from Johnson Controls Inc. (“JCI”), where he was the Chief Financial Officer and Vice President of Information Technology since 2013. From 2006 to 2013, Mr. Laroyia held various positions of increasing responsibility at JCI including Group Vice President of Global Audit and Vice President of Finance and Administration for its Building Efficiency business across Europe and Africa. From 2000 to 2006, Mr. Laroyia held various positions at Gateway, Inc., including Vice President and Controller based in the U.S. and Finance Director for the United Kingdom and Ireland. Prior to Gateway, he was with General Electric in the U.S. and then GE Capital in London, U.K.. Mr. Laroyia started his career at KPMG in London. Mr. Laroyia is a member of the Board of Directors of Univar Solutions, Inc., a global distributor of chemical products and related services.

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

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2022 (in millions):

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Restricted stock units	1.3	$—
Performance-based restricted stock units	0.5	$—
Total equity compensation plans approved by stockholders	1.8		8.2
Equity compensation plans not approved by stockholders	—	$—	—
Total	1.8		8.2

See Note 15, "Stock-Based Compensation," to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the equity incentive plans listed above.

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

(a)(3) Exhibits

The exhibits to this Annual Report on Form 10-K are listed in Item 15(b) of this Annual Report on Form 10-K. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

Exhibit Number	Description
10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.2	Amendment to LKQ Corporation 401(k) Plus Plan.
10.3	Trust for LKQ Corporation 401(k) Plus Plan.
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.7	Form of LKQ Corporation Restricted Stock Unit Agreement for Employees.
10.8	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award).
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award).
10.10	LKQ Corporation Cash Incentive Plan.
10.11	Form of LKQ Corporation Annual Cash Bonus Award Memorandum.
10.12	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum.
10.13	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement.
10.14	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.15	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014.
10.16	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014.
10.17	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.18	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015.
10.19	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016.
10.20	Change of Control Agreement between LKQ Corporation and Varun Laroyia dated as of October 1, 2017.
10.21	Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020.
10.22	Change of Control Agreement between LKQ Corporation and Genevieve L. Dombrowski dated as of March 22, 2021.
10.23	Change of Control Agreement between LKQ Corporation and Rick Galloway dated as of September 15, 2022.
10.24	LKQ Severance Policy for Key Executives.
10.25	Offer Letter to Dominick P. Zarcone dated February 12, 2015.
10.26	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone.
10.27	Offer Letter dated as of September 14, 2022 from Dominick Zarcone to Varun Laroyia.
10.28	Memorandum dated as of September 14, 2022 from Dominick Zarcone to Rick Galloway.
10.29	LKQ Corporation Nonqualified Deferred Compensation Plan for Non-Employee Directors

(b) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation, as amended as of May 7, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 8, 2019).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).
4.2	Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on January 6, 2023).
4.3	Indenture dated as of April 14, 2016 among LKQ Italia Bondco S.p.A., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the Trustee, and the Paying Agent, Transfer Agent and Registrar (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on April 18, 2016).
4.4	Supplemental Indenture dated as of June 13, 2016 among Auto Kelly a.s., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.5	Supplemental Indenture dated as of June 13, 2016 among ELIT CZ, spol. s r.o., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.6	Supplemental Indenture dated as of June 13, 2016 among Rhiag-Inter Auto Parts Italia S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.7	Supplemental Indenture dated as of June 13, 2016 among Bertolotti S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.5 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.8	Supplemental Indenture dated as of September 9, 2016 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
4.9	Supplemental Indenture dated as of July 24, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.16 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).
4.10	Supplemental Indenture dated as of November 29, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).
4.11	Supplemental Indenture dated as of April 27, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.12	Supplemental Indenture dated as of July 16, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.13	Supplemental Indenture dated as of June 21, 2019 among LKQ Italia Bondco S.p.A, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.14	Indenture dated as of April 9, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registrar (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on April 12, 2018).
4.15	Supplemental Indenture dated as of July 16, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).

Exhibit Number	Description
4.16	Supplemental Indenture dated as of June 21, 2019 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.17	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.21 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.2	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.3	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
10.6
Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.6 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).

10.7	Form of LKQ Corporation Restricted Stock Unit Agreement for Employees (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on February 25, 2022).
10.8	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award) (incorporated herein by reference to Exhibit 10.7 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award) (incorporated herein by reference to Exhibit 10.8 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.10	LKQ Corporation Cash Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-Q filed with the SEC on May 2, 2019).
10.11	Form of LKQ Corporation Annual Cash Bonus Award Memorandum (incorporated herein by reference to Exhibit 10.10 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.12	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum (incorporated herein by reference to Exhibit 10.11 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
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

10.15	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.16	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.17	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015 (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-Q filed with the SEC on May 1, 2015).
10.18	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.32 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).
10.19	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016 (incorporated herein by reference to Exhibit 10.34 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).

Exhibit Number	Description
10.20
Change of Control Agreement between LKQ Corporation and Varun Laroyia dated as of October 1, 2017 (incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).

10.21
Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020 (incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).

10.22	Change of Control Agreement between LKQ Corporation and Genevieve L. Dombrowski dated as of March 22, 2021 (incorporated herein by reference to Exhibit 10.24 to the Company's report on Form 10-K filed with the SEC on February 25, 2022).
10.23	Change of Control Agreement between LKQ Corporation and Rick Galloway dated as of September 15, 2022. (incorporated herein by reference to exhibit 10.4 of the Company's report on Form 10-Q filed with the SEC on November 1, 2022)
10.24	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.25	Offer Letter to Dominick P. Zarcone dated February 12, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).
10.26	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on June 5, 2017).
10.27	Offer Letter dated as of September 14, 2022 from Dominick Zarcone to Varun Laroyia (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on September 20, 2022).
10.28	Memorandum dated as of September 14, 2022 from Dominick Zarcone to Rick Galloway (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on September 20, 2022).
10.29	LKQ Corporation Nonqualified Deferred Compensation Plan for Non-Employee Directors
21.1	List of subsidiaries, jurisdictions and assumed names.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2023.

LKQ CORPORATION

By:	/s/ DOMINICK ZARCONE
Dominick Zarcone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

Signature	Title

/s/ DOMINICK ZARCONE	President and Chief Executive Officer, Director
Dominick Zarcone	(Principal Executive Officer)

/s/ RICK GALLOWAY	Senior Vice President and Chief Financial Officer
Rick Galloway	(Principal Financial Officer)

/s/ MICHAEL S. CLARK	Vice President—Finance and Controller
Michael S. Clark	(Principal Accounting Officer)

/s/ PATRICK BERARD	Director
Patrick Berard

/s/ MEG ANN DIVITTO	Director
Meg Ann Divitto

/s/ ROBERT M. HANSER	Director
Robert M. Hanser

/s/ JOSEPH M. HOLSTEN	Director
Joseph M. Holsten

/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie

/s/ JOHN W. MENDEL	Director
John W. Mendel

/s/ JODY G. MILLER	Director
Jody G. Miller

/s/ GUHAN SUBRAMANIAN	Director
Guhan Subramanian

/s/ XAVIER URBAIN	Director
Xavier Urbain

/s/ JACOB WELCH	Director
Jacob Welch