Form 10-Q
period 2023-03-31
LKQ CORP
filed 2023-04-27
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

At April 21, 2023, the registrant had outstanding an aggregate of 267,289,697 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$3,349	$3,348
Cost of goods sold	1,977	1,991
Gross margin	1,372	1,357
Selling, general and administrative expenses	931	924
Restructuring and transaction related expenses	18	3
Depreciation and amortization	58	59
Operating income	365	371
Other expense (income):
Interest expense	36	16
Gains on foreign exchange contracts - acquisition related (1)	(23)	—
Interest income and other income, net	(9)	(1)
Total other expense, net	4	15
Income from continuing operations before provision for income taxes	361	356
Provision for income taxes	94	89
Equity in earnings of unconsolidated subsidiaries	3	2
Income from continuing operations	270	269
Net income from discontinued operations	—	4
Net income	$270	$273

Basic earnings per share: (2)
Income from continuing operations	$1.01	$0.94
Net income from discontinued operations	—	0.02
Net income	$1.01	$0.96

Diluted earnings per share: (2)
Income from continuing operations	$1.01	$0.94
Net income from discontinued operations	—	0.02
Net income	$1.01	$0.95
(1)     Related to the Uni-Select acquisition. Refer to Note 3, "Uni-Select Acquisition" and Note 17, "Derivative Instruments and Hedging Activities" for further information.
(2)     The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$270	$273

Other comprehensive income (loss):
Foreign currency translation, net of tax	57	(54)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(17)	—
Other comprehensive income from unconsolidated subsidiaries	3	1
Other comprehensive income (loss)	43	(53)

Comprehensive income	$313	$220

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$342	$278
Receivables, net of allowance for credit losses	1,257	998
Inventories	2,733	2,752
Prepaid expenses and other current assets	291	230
Total current assets	4,623	4,258
Property, plant and equipment, net	1,265	1,236
Operating lease assets, net	1,249	1,227
Goodwill	4,366	4,319
Other intangibles, net	651	653
Equity method investments	156	141
Other noncurrent assets	198	204
Total assets	$12,508	$12,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,371	$1,339
Accrued expenses:
Accrued payroll-related liabilities	214	218
Refund liability	119	109
Other accrued expenses	324	294
Current portion of operating lease liabilities	190	188
Current portion of long-term obligations	44	34
Other current liabilities	150	89
Total current liabilities	2,412	2,271
Long-term operating lease liabilities, excluding current portion	1,111	1,091
Long-term obligations, excluding current portion	2,684	2,622
Deferred income taxes	283	280
Other noncurrent liabilities	289	283
Commitments and contingencies
Redeemable noncontrolling interest	24	24
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 322.8 shares issued and 267.6 shares outstanding at March 31, 2023; 322.4 shares issued and 267.3 shares outstanding at December 31, 2022	3	3
Additional paid-in capital	1,510	1,506
Retained earnings	6,852	6,656
Accumulated other comprehensive loss	(280)	(323)
Treasury stock, at cost; 55.2 shares at March 31, 2023 and 55.1 shares at December 31, 2022	(2,394)	(2,389)
Total Company stockholders' equity	5,691	5,453
Noncontrolling interest	14	14
Total stockholders' equity	5,705	5,467
Total liabilities and stockholders' equity	$12,508	$12,038

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$270	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	65
Stock-based compensation expense	10	13
Gains on foreign exchange contracts - acquisition related	(23)	—
Other	11	(4)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables, net of allowance for credit losses	(236)	(230)
Inventories	57	(98)
Prepaid income taxes/income taxes payable	52	60
Accounts payable	22	309
Other operating assets and liabilities	(5)	21
Net cash provided by operating activities	223	409
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(70)	(59)
Proceeds from disposals of property, plant and equipment	3	2
Acquisitions, net of cash acquired	(25)	—
Other investing activities, net	(5)	(6)
Net cash used in investing activities	(97)	(63)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(19)	—
Borrowings under revolving credit facilities	1,543	289
Repayments under revolving credit facilities	(2,003)	(334)
Borrowings under term loans	500	—
Borrowings (repayments) of other debt, net	1	(8)
Dividends paid to LKQ stockholders	(74)	(71)
Purchase of treasury stock	(8)	(144)
Other financing activities, net	(6)	(10)
Net cash used in financing activities	(66)	(278)
Effect of exchange rate changes on cash and cash equivalents	4	(6)
Net increase in cash and cash equivalents, including cash classified within current assets held for sale	64	62
Less: increase in cash classified within current assets held for sale	—	9
Net increase in cash and cash equivalents	64	53
Cash and cash equivalents, beginning of period	278	274
Cash and cash equivalents, end of period	$342	$327

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$34	$28
Interest	24	6

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467
Net income	—	—	—	—	—	270	—	—	270
Other comprehensive income	—	—	—	—	—	—	43	—	43
Purchase of treasury stock	—	—	(0.1)	(5)	—	—	—	—	(5)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared to LKQ stockholders ($0.275 per share)	—	—	—	—	—	(74)	—	—	(74)
Balance as of March 31, 2023	322.8	$3	(55.2)	$(2,394)	$1,510	$6,852	$(280)	$14	$5,705

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	321.6	$3	(34.6)	$(1,346)	$1,474	$5,794	$(153)	$15	$5,787
Net income	—	—	—	—	—	273	—	—	273
Other comprehensive loss	—	—	—	—	—	—	(53)	—	(53)
Purchase of treasury stock	—	—	(2.7)	(144)	—	—	—	—	(144)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(5)	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared to LKQ stockholders ($0.25 per share)	—	—	—	—	—	(72)	—	—	(72)
Balance as of March 31, 2022	322.0	$3	(37.3)	$(1,490)	$1,482	$5,995	$(206)	$15	$5,799

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

Results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023 ("2022 Form 10-K").

Interest income on the Unaudited Condensed Consolidated Statements of Income was updated to conform with the 2022 Form 10-K presentation.

Recently Adopted Accounting Pronouncements

During the first quarter of 2023, we adopted Accounting Standards Update No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” ("ASU 2022-04"), which requires the buyer in a supplier finance program to disclose certain information about its program, including key terms, balance sheet presentation of amounts, outstanding amounts at the end of each period, and rollforwards of balances. We adopted the provisions of ASU 2022-04 on a retrospective basis (see Note 15, "Supply Chain Financing"), except for the disclosure of rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The adoption of ASU 2022-04 did not have a material impact on our unaudited condensed consolidated financial statements.

Note 2. Discontinued Operations and Divestitures

Glass Manufacturing Business

For the three months ended March 31, 2022, we recorded to discontinued operations a $4 million benefit primarily related to the reassessment of a previously recorded valuation allowance on a deferred tax asset related to our glass manufacturing business sold in 2017.

Other Divestitures (Not Classified in Discontinued Operations)

In April 2022, we completed the sale of PGW Auto Glass ("PGW"), our aftermarket glass business within our Wholesale - North America segment, to a third party for $361 million.

Note 3. Uni-Select Acquisition

On February 26, 2023, we entered into a definitive agreement to acquire all of Uni-Select Inc.'s (“Uni-Select”) issued and outstanding shares for Canadian dollar (“CAD”) 48.00 per share in cash, representing a total enterprise value of approximately CAD 2.8 billion ($2.1 billion at the March 31, 2023 exchange rate) (the "Uni-Select Acquisition"). Uni-Select is a leading distributor of automotive refinish and industrial coatings and related products in North America through its FinishMaster segment, and in the automotive aftermarket parts business in Canada through its Canadian Automotive Group segment and in the United Kingdom (“U.K.”) through its GSF Car Parts segment. This acquisition will complement our existing North American paint distribution operations and provides a scaled position in the Canadian mechanical parts space, with opportunity for future consolidation and growth. On April 27, 2023, Uni-Select's shareholders approved the proposed acquisition. The Uni-Select Acquisition is expected to be completed in the second half of 2023 and is subject to regulatory approvals and other customary closing conditions. We intend to divest the GSF Car Parts segment on or shortly after the acquisition closing date and the remaining businesses will be reported within our Wholesale - North America segment. See Note 11, "Restructuring and Transaction Related Expenses" for information related to transaction expenses related to the Uni-Select Acquisition.

In order to reduce the risk related to changes in CAD foreign exchange rates for the CAD purchase price between signing and closing, we entered into foreign exchange contracts. These foreign exchange contracts do not qualify for hedge accounting, and therefore the changes in fair value are reported in Gains on foreign exchange contracts - acquisition related in the Unaudited Condensed Consolidated Statements of Income. As of March 31, 2023, we reported an asset of $23 million with a corresponding gain for the first quarter of 2023. See Note 17, "Derivative Instruments and Hedging Activities" for information related to these foreign exchange contracts.
In connection with the Uni-Select Acquisition, we entered into a commitment letter for a $2.1 billion senior unsecured bridge loan facility ("Bridge Loan") with various banks. The capacity under the Bridge Loan was reduced to $1.6 billion as of March 31, 2023 upon execution of a term loan agreement as discussed below. There were no draws on the facility as of March 31, 2023. We incurred $9 million in upfront fees related to the facility and may incur additional fees and holding costs if the bridge loan facility is not canceled by specified dates. During the three months ended March 31, 2023, we amortized $3 million of these upfront fees (reported in Interest expense) with the remaining balance to be amortized over the expected term of the facility.

For the permanent financing, on March 27, 2023, we entered into a new term loan credit agreement ("CAD Note") which establishes an unsecured term loan facility of up to CAD 700 million scheduled to mature three years from the date of funding. Proceeds from the CAD Note may only be used (i) to finance a portion of the aggregate cash consideration for the Uni-Select Acquisition, (ii) to refinance certain outstanding debt of Uni-Select and (iii) to pay fees, costs and expenses related to the Uni-Select Acquisition. The CAD Note is expected to fund one business day prior to the consummation of the Uni-Select Acquisition transaction and includes a non-usage fee that will be incurred through the date the proceeds are drawn on the facility. There were no borrowings against the CAD Note as of March 31, 2023.

The CAD Note contains customary covenants for an unsecured term loan for a company that has debt ratings that are investment grade, such as requirements to comply with a total leverage ratio and interest coverage ratio, each calculated in accordance with the terms of the CAD Note, and limits on the Company’s and its subsidiaries’ ability to incur liens and indebtedness.

The interest rate applicable to the CAD Note may be (i) a forward-looking term rate based on the Canadian Dollar Offer Rate for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread based on the Company’s debt rating and total leverage ratio.

We anticipate funding the remainder of the purchase price with cash on hand and the issuance of senior notes. To hedge the movement of market interest rates for senior notes prior to the expected issuance date, we entered into forward-starting interest rate swaps to lock interest rates for the potential five and ten year senior notes. See Note 17, "Derivative Instruments and Hedging Activities" for information related to these interest rate instruments.

Note 4. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

Inventories consist of the following (in millions):

	March 31, 2023	December 31, 2022
Aftermarket and refurbished products	$2,219	$2,279
Salvage and remanufactured products	464	427
Manufactured products	50	46
Total inventories	$2,733	$2,752

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of March 31, 2023, manufactured products inventory was composed of $29 million of raw materials, $7 million of work in process, and $14 million of finished goods. As of December 31, 2022, manufactured products inventory was composed of $26 million of raw materials, $5 million of work in process, and $15 million of finished goods.

Note 5. Allowance for Credit Losses

Our allowance for credit losses was $58 million and $54 million as of March 31, 2023 and December 31, 2022, respectively. The provision for credit losses was $5 million and $8 million for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Noncontrolling Interest

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

Note 7. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2022, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 40%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first three months of 2023 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Note 8. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of March 31, 2023	March 31, 2023	December 31, 2022
MEKO AB(1)(2)	Europe	26.6%	$143	$129
Other			13	12
Total			$156	$141
(1)    As of March 31, 2023, the Level 1 fair value of our investment in MEKO AB ("Mekonomen") was $178 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value.
(2)    As of March 31, 2023, our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $8 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag.

Note 9. Warranty Reserve

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three or four year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products.

The changes in the warranty reserve are as follows (in millions):

Warranty Reserve
Balance as of December 31, 2022	$32
Warranty expense	19
Warranty claims	(19)
Balance as of March 31, 2023	$32

Note 10. Revenue Recognition

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended March 31,
	2023	2022
Wholesale - North America	$1,148	$1,106
Europe	1,548	1,481
Specialty	396	460
Self Service	60	57
Parts and services	3,152	3,104
Wholesale - North America	81	95
Europe	7	7
Self Service	109	142
Other	197	244
Total revenue	$3,349	$3,348

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	March 31, 2023	December 31, 2022
Return asset	Prepaid expenses and other current assets	$62	$58
Refund liability	Refund liability	119	109
Variable consideration reserve	Receivables, net of allowance for credit losses	99	136

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue
United States	$1,681	$1,750
United Kingdom	415	425
Germany	416	386
Other countries	837	787
Total revenue	$3,349	$3,348

Note 11. Restructuring and Transaction Related Expenses

From time to time, we initiate restructuring plans to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. Below is a summary of our current restructuring plans:

2022 Global Restructuring Plan

In the fourth quarter of 2022, we began a restructuring initiative covering all of our reportable segments designed to reduce costs, streamline operations, consolidate facilities and implement other strategic changes to the overall organization. We have incurred and expect to incur costs primarily for employee severance, inventory or other asset write-downs, and exiting facilities. This plan is scheduled to be substantially complete by the end of 2024 with an estimated total incurred cost of between $30 million and $40 million.

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

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Three Months Ended March 31,
Plan	Expense Type	2023	2022
2022 Global Plan	Employee related costs	$2	$—
	Facility exit costs	2	—
	Other costs	1	—
	Total	$5	$—

1 LKQ Europe Plan	Employee related costs	$1	$—
	Total	$1	$—

Acquisition Integration Plans	Facility exit costs	$2	$—
	Total	$2	$—

Total restructuring expenses		$8	$—

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2022 Global Plan	$1	$11	$2	$1	$15
2019/2020 Global Plan	43	59	2	2	106
1 LKQ Europe Plan	—	8	—	—	8

The following table sets forth the liabilities recorded related to our restructuring plans (in millions):

	2022 Global Plan		2019/20 Global Plan		1 LKQ Europe Plan
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Employee related costs (1)	$1	$3	$—	$1	$1	$1
Facility exit costs (2)	4	1	3	6	—	—
Other costs	—	—	2	2	—	—
Total	$5	$4	$5	$9	$1	$1
(1)     Reported in Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.
(2)     Reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Unaudited Condensed Consolidated Balance Sheets.

Transaction Related Expenses

The following table sets forth the transaction related expenses incurred (in millions):

	Three Months Ended March 31,
	2023	2022
Professional fees (1)	$10	$3
Transaction related expenses	$10	$3
(1)    Included external costs such as legal, accounting and advisory fees related to completed and potential transactions (including Uni-Select transaction costs in 2023).

Note 12. Stock-Based Compensation

RSUs

The following table summarizes activity related to our restricted stock units ("RSUs") under the LKQ Corporation 1998 Equity Incentive Plan (the "Equity Incentive Plan") for the three months ended March 31, 2023 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2023	1.3	$41.02
Granted (2)	0.5	$56.99
Vested	(0.3)	$39.37
Unvested as of March 31, 2023	1.5	$47.30
Expected to vest after March 31, 2023	1.3	$47.87	3.1	$73
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2022 was $48.97.

The fair value of RSUs that vested during the three months ended March 31, 2023 was $16 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

PSUs

The following table summarizes activity related to our performance-based RSUs ("PSUs") under the Equity Incentive Plan for the three months ended March 31, 2023 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2023	0.5	$37.87
Granted (2)	0.1	$56.99
Vested	(0.2)	$32.53
Unvested as of March 31, 2023	0.4	$46.86
Expected to vest after March 31, 2023	0.3	$46.22	1.6	$18
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the three months ended March 31, 2022 was $48.92.

The fair value of PSUs that vested during the three months ended March 31, 2023 was $12 million; the fair value of PSUs vested is based on the market price of LKQ stock on the date vested.

Stock-Based Compensation Expense

Pre-tax stock-based compensation expense for RSUs and PSUs totaled $10 million and $13 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, unrecognized compensation expense related to unvested RSUs and PSUs was $71 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from current achievement estimates.

Note 13. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Income from continuing operations	$270	$269
Denominator for basic earnings per share—Weighted-average shares outstanding	267.4	285.7
Effect of dilutive securities:
RSUs	0.7	0.8
PSUs	0.2	0.3
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	268.3	286.8
Basic earnings per share from continuing operations	$1.01	$0.94
Diluted earnings per share from continuing operations (1)	$1.01	$0.94
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The number of antidilutive securities was insignificant for all periods presented.

Note 14. Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows (in millions):

	Three Months Ended March 31, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(333)	$—	$11	$(1)	$(323)
Pretax income (loss)	57	(22)	—	—	35
Income tax effect	—	5	—	—	5
Other comprehensive income from unconsolidated subsidiaries	—	—	—	3	3
Balance as of March 31, 2023	$(276)	$(17)	$11	$2	$(280)

	Three Months Ended March 31, 2022
	Foreign Currency Translation	Unrealized Loss on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(121)	$(24)	$(8)	$(153)
Pretax loss	(54)	—	—	(54)
Other comprehensive income from unconsolidated subsidiaries	—	—	1	1
Balance as of March 31, 2022	$(175)	$(24)	$(7)	$(206)

During the three months ended March 31, 2023, we reclassified an immaterial amount of gains on our interest rate swaps to Interest expense in the Unaudited Condensed Consolidated Statements of Income.

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 15. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our effort to improve our operating cash flows. These programs provide participating suppliers the opportunity to sell their LKQ receivables to financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreement between the suppliers and financial institutions. The financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. Our obligation to our suppliers, including amount due and payment date, are not impacted by the supplier’s decision to sell amounts under these agreements. Our payment terms to the financial institutions, including the timing and amount of payments, are unchanged from the original supplier invoice. All outstanding payments owed under the supply chain finance programs with the participating financial institutions are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, we had $240 million and $248 million of Accounts payable outstanding under the arrangements, respectively.

Note 16. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		March 31, 2023			December 31, 2022
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loans payable	January 2026	6.16%		$500	—%		$—
Revolving credit facilities	January 2028	4.79%	(1)	1,335	—%		—

Senior Secured Credit Agreement:
Revolving credit facilities	January 2024	—%		—	4.24%	(1)	1,786

Senior Notes:
Euro Notes (2024)	April 2024	3.88%		542	3.88%		535
Euro Notes (2028)	April 2028	4.13%		271	4.13%		268

Notes payable	Various through October 2030	3.43%	(1)	14	3.25%	(1)	16
Finance lease obligations		4.32%	(1)	61	3.69%	(1)	48
Other debt		3.03%	(1)	17	2.28%	(1)	9
Total debt				2,740			2,662
Less: long-term debt issuance costs				(12)			(6)
Total debt, net of debt issuance costs				2,728			2,656
Less: current maturities, net of debt issuance costs				(44)			(34)
Long term debt, net of debt issuance costs				$2,684			$2,622
(1) Interest rate derived via a weighted average

Senior Unsecured Credit Agreement

On January 5, 2023, we and certain other subsidiaries of ours entered into a new credit agreement (the “Senior Unsecured Credit Agreement”) which establishes: (i) an unsecured revolving credit facility of up to a U.S. Dollar equivalent of $2.0 billion, which includes a $150 million sublimit for the issuance of letters of credit and a $150 million sublimit for swing line loans and (ii) an unsecured term loan facility of up to $500 million. Borrowings under the agreement bear interest at the Secured Overnight Financing Rate (i.e. "SOFR") plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. The maturity date of the term loan is January 5, 2026 and may be extended by one additional year. The term loan has no required amortization payments prior to its maturity date. The maturity date for the revolving credit facility is January 5, 2028, and may be extended by up to two additional years in one year increments.

The Senior Unsecured Credit Agreement contains customary covenants for an unsecured credit facility for a company that has debt ratings that are investment grade, such as, requirements to comply with a total leverage ratio and interest coverage ratio, each calculated in accordance with the terms of the Senior Unsecured Credit Agreement, and limits on the Company’s and its subsidiaries’ ability to incur liens and indebtedness.

Proceeds from the Senior Unsecured Credit Agreement were used to repay the outstanding principal amount under our prior Senior Secured Credit Agreement (the "Prior Credit Agreement"), to pay fees and expenses related to the Senior Unsecured Credit Agreement, and for other general corporate purposes.

Senior Secured Credit Agreement

In connection with entering into the Senior Unsecured Credit Agreement noted above, Wells Fargo Bank, National Association and the various lending parties terminated the Prior Credit Agreement and each amendment thereto resulting in an immaterial loss on extinguishment of debt.

Unsecured Senior Notes

Interest on the Euro Notes (2024) and Euro Notes (2028) are payable in arrears on April 1 and October 1 of each year.

Note 17. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under current policies, we may use derivatives to manage our exposure to variable interest rates on our debt and changing foreign exchange rates for certain foreign currency denominated transactions. We do not hold or issue derivatives for trading purposes.

Derivative Instruments Designated as Cash Flow Hedges

In February 2023, we entered into interest rate swap agreements to mitigate the risk of changing interest rates on our variable interest rate payments related to borrowings under our Senior Unsecured Credit Agreement. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive a variable interest rate based on term SOFR that matches a contractually specified rate under the Senior Unsecured Credit Agreement. The agreements include a total $400 million notional amount maturing in February 2025 with a weighted average fixed interest rate of 4.63% and a total $300 million notional amount maturing in February 2026 with a weighted average fixed interest rate of 4.23%. Changes in the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss and reclassified to Interest expense when the hedged interest payments affect earnings. The activity related to the interest rate swaps is classified in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

In March 2023, we entered into forward starting interest rate swaps to hedge the risk of changes in interest rates related to forecasted debt issuance to finance a portion of the Uni-Select Acquisition. Under the agreements, we will receive a variable interest rate based on SOFR and pay a fixed rate for the notional amount and term of the forecasted debt issuance. We are required to terminate the swaps at September 30, 2023, and we intend to terminate the agreements upon issuance of the debt if earlier. The forward starting interest rate swaps include a total $600 million notional amount covering interest payments from September 2023 through September 2028 at a rate of 3.20%, and a total $600 million notional amount covering interest payments from September 2023 through September 2033 at a rate of 3.34%. Changes in the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss and the fair value at the termination date will be reclassified to Interest expense over the term of the debt. The activity related to the forward starting interest swaps will be classified in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

All of our interest rate swap contracts have been executed with counterparties that we believe are creditworthy, and we closely monitor the credit ratings of these counterparties.

As of March 31, 2023, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions) (there were no such hedges as of December 31, 2022):

	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$700	Other noncurrent liabilities	$(9)
Forward starting interest rate swaps	$1,200	Other accrued expenses	$(13)

The activity related to our cash flow hedges is included in Note 14, "Accumulated Other Comprehensive Loss." As of March 31, 2023, we estimate that an insignificant amount of derivative gains (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Derivative Instruments Not Designated as Hedges

To manage the foreign currency exposure related to the Uni-Select Acquisition purchase price (denominated in CAD), we entered into foreign exchange contracts in March to purchase CAD 1.6 billion for approximately $1.2 billion. These contracts are set to expire on September 29, 2023. These contract do not qualify for hedge accounting, and therefore, the contracts are adjusted to fair value through the results of operations as of each balance sheet date. The fair values of these foreign exchange contracts are recorded within Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2023, with a corresponding amount recorded to Gains on foreign exchange contracts - acquisition related on the Unaudited Condensed Consolidated Statements of Income for $23 million.

Additionally, we hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at March 31, 2023 and December 31, 2022, along with the effect on our results of operations during the three months ended March 31, 2023 and 2022, were not material.

Gross vs. Net Presentation for Derivative Instruments

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge and other derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in a decrease to Prepaid expenses and other current assets and Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets of $6 million at March 31, 2023.

Note 18. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three months ended March 31, 2023, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value (in millions):

	March 31, 2023	December 31, 2022
Assets:
Foreign currency forward contracts (Level 2)	$23	$—
Total Assets	$23	$—
Liabilities:
Contingent consideration liabilities (Level 3)	$7	$7
Interest rate swaps (Level 2)	22	—
Total Liabilities	$29	$7

For contingent consideration liabilities, the current portion is included in Other current liabilities and the noncurrent portion is included in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments. The balance sheet classification of the interest rate swap agreements and foreign currency forward contracts is presented in Note 17, "Derivative Instruments and Hedging Activities."

We value derivative instruments using a third party valuation model that performs discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of March 31, 2023, the fair value of the Senior Unsecured Credit Agreement borrowings reasonably approximated the carrying value of $1,835 million. As of December 31, 2022, the fair value of the Prior Credit Agreement borrowings reasonably approximated the carrying value of $1,786 million. As of March 31, 2023 and December 31, 2022, the fair values of the Euro Notes (2024) were approximately $540 million and $535 million, respectively, compared to carrying values of $542 million and $535 million, respectively. As of March 31, 2023 and December 31, 2022, the fair values of the Euro Notes (2028) were $263 million and $254 million, respectively, compared to carrying values of $271 million and $268 million, respectively.

The fair value measurements of the borrowings under the credit agreements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2023 and December 31, 2022 to assume these obligations. The fair values of the Euro Notes (2024) and Euro Notes (2028) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

We have immaterial equity investments recorded in Other noncurrent assets in which we have elected to use net asset value as a practical expedient to value and thus they are excluded from the fair value hierarchy disclosure. We have deferred compensation liabilities which are recorded in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets. These liabilities are determined based on the values of investments in participants' phantom accounts, which is not a fair value measurement, and thus the liabilities are not included in the fair value hierarchy disclosure.

Note 19. Employee Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in various European countries. Local statutory requirements govern many of our European plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

As of both March 31, 2023 and December 31, 2022, the aggregate funded status of the defined benefit plans was a liability of $72 million, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

Net periodic benefit cost for our defined benefit plans were insignificant for each of the three-month periods ended March 31, 2023 and 2022. The service cost component is recorded in Selling, general and administrative ("SG&A") expenses, while the other components are recorded to Interest income and other income, net on the Unaudited Condensed Consolidated Statements of Income.

Note 20. Income Taxes

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

Our effective income tax rate for the three months ended March 31, 2023 was 26.1%, compared to 25.0% for the three months ended March 31, 2022. The increase in the effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily attributable to the geographic distribution of income and 0.2% resulting from higher non-deductible transaction costs in 2023, mostly related to the Uni-Select Acquisition. For the three months ended March 31, 2023, the effective tax rate was decreased by 0.4% compared to the three months ended March 31, 2022, related primarily to net favorable discrete items including excess tax benefits from stock-based payments.

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

Note 21. Segment and Geographic Information

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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended March 31, 2023
Revenue:
Third Party	$1,229	$1,555	$396	$169	$—	$3,349
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,229	$1,555	$397	$169	$(1)	$3,349
Segment EBITDA	$252	$151	$31	$22	$—	$456
Total depreciation and amortization (1)	19	34	8	4	—	65
Three Months Ended March 31, 2022
Revenue:
Third Party	$1,201	$1,488	$460	$199	$—	$3,348
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,201	$1,488	$461	$199	$(1)	$3,348
Segment EBITDA	$218	$131	$58	$40	$—	$447
Total depreciation and amortization (1)	19	34	8	4	—	65
(1)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold, SG&A expenses and Restructuring and transaction related expenses.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding discontinued operations; depreciation, amortization; interest (which includes gains and losses on debt extinguishment); income tax expense; restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for and subsequent adjustments to reserves for asset recoverability and expenditures to support our employees and their families).

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended March 31,
	2023	2022
Net income	$270	$273
Subtract:
Net income from discontinued operations	—	4
Net income from continuing operations	270	269
Add:
Depreciation and amortization - SG&A	58	59
Depreciation and amortization - cost of goods sold	7	6
Interest expense, net of interest income	33	15
Loss on debt extinguishment	1	—
Provision for income taxes	94	89
EBITDA	463	438
Subtract:
Equity in earnings of unconsolidated subsidiaries (1)	3	2
Gains on foreign exchange contracts - acquisition related (2)	23	—
Equity investment fair value adjustments	(1)	(1)
Add:
Restructuring and transaction related expenses (3)	18	3
Losses on previously held equity interests	—	1
Direct impacts of Ukraine/Russia conflict (4)	—	6
Segment EBITDA	$456	$447
(1)    Refer to Note 8, "Equity Method Investments" for further information.
(2)    Refer to Note 3, "Uni-Select Acquisition" and Note 17, "Derivative Instruments and Hedging Activities" for further information.
(3)    Refer to Note 11, "Restructuring and Transaction Related Expenses" for further information.
(4)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (receivables and inventory) and expenditures to support our employees and their families in Ukraine.

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended March 31,
	2023	2022
Capital Expenditures
Wholesale - North America	$20	$29
Europe	33	23
Specialty	13	4
Self Service	4	3
Total capital expenditures	$70	$59

The following table presents assets by reportable segment (in millions):

	March 31, 2023	December 31, 2022
Receivables, net of allowance for credit losses
Wholesale - North America	$402	$351
Europe	700	547
Specialty	144	92
Self Service	11	8
Total receivables, net of allowance for credit losses	1,257	998
Inventories
Wholesale - North America	822	822
Europe	1,442	1,418
Specialty	416	469
Self Service	53	43
Total inventories	2,733	2,752
Property, plant and equipment, net
Wholesale - North America	500	505
Europe	574	547
Specialty	101	94
Self Service	90	90
Total property, plant and equipment, net	1,265	1,236
Operating lease assets, net
Wholesale - North America	545	541
Europe	472	466
Specialty	87	85
Self Service	145	135
Total operating lease assets, net	1,249	1,227
Other unallocated assets	6,004	5,825
Total assets	$12,508	$12,038

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

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	March 31, 2023	December 31, 2022
Long-lived assets
United States	$1,386	$1,371
Germany	302	290
United Kingdom	263	256
Other countries	563	546
Total long-lived assets	$2,514	$2,463

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

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

Our Wholesale - North America segment is a leading provider of alternative vehicle collision replacement products and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. Our Europe segment is a leading provider of alternative vehicle replacement and maintenance products in Germany, the U.K., the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries. Our Specialty segment is a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada. Our Self Service segment operates self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles.

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

Acquisitions and Investments

Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Through 2018, our acquisition strategy was focused on consolidation to build scale in fragmented markets across North America and Europe. We targeted companies that were market leaders, expanded our geographic presence and enhanced our ability to provide a wide array of vehicle products through our distribution network. In the last few years, we have shifted our focus to acquisitions that target high synergies and/or add critical capabilities, including the pending Uni-Select Acquisition that will complement our existing North American paint distribution operations and will provide a scaled position in the Canadian mechanical parts space, with opportunity for future consolidation and growth. Additionally, we have made investments in various businesses to advance our strategic objectives. See Note 3, "Uni-Select Acquisition," and Note 8, "Equity Method Investments," to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions and investments.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories used to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. Revenue from other sources includes scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters) sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 10, "Revenue Recognition" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2022 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2023.

Financial Information by Geographic Area

See Note 10, "Revenue Recognition" and Note 21, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

1 LKQ Europe Program

We have undertaken the 1 LKQ Europe program to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year program, we expect to recognize the following:

•Restructuring expenses — Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe program from which the business will derive no ongoing benefit. See Note 11, "Restructuring and Transaction Related Expenses” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

•Transformation expenses — Period costs incurred to execute the 1 LKQ Europe program that are expected to contribute to ongoing benefits to the business (e.g. non-capitalizable implementation costs related to a common ERP system). These expenses are recorded in SG&A expenses.

•Transformation capital expenditures — Capitalizable costs for long-lived assets, such as software and facilities, that directly relate to the execution of the 1 LKQ Europe program.

Costs related to the 1 LKQ Europe program incurred to date are reflected in SG&A expenses, Restructuring and transaction related expenses and Purchases of property, plant and equipment in our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2025. During the three months ended March 31, 2023, we incurred $6 million in costs across all three categories noted above. We expect that costs of the program, reflecting all three categories noted above, will range between $50 million to $80 million for 2023 through the projected program completion date in 2025. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe program that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the transformation and restructuring expenses will be entirely funded by trade working capital initiatives across our Europe segment.

Ukraine/Russia Conflict

The Russian invasion of Ukraine and resulting global governmental response impacted our business in 2022, and are expected to continue to impact our business in 2023. Governmental sanctions imposed on Russia have restricted our ability to sell to and collect from customers based in Russia and Belarus, and Russian military activity in Ukrainian territory has temporarily changed the way in which we operate in Ukraine. Many of our branches in Ukraine have remained open, although operating at less than full capacity, during the conflict, while others have closed temporarily. We expect to continue operating in this manner unless conditions change. We currently do not expect the conflict to have a material impact on our ongoing results of operations or cash flows. Our operations in Ukraine represented less than 1% of both our total annual revenue and total annual operating profit for fiscal year 2022 and comprised approximately $65 million of total assets as of March 31, 2023. In addition, LKQ revenue from customers in Russia and Belarus represented less than 0.3% of our total revenue in 2021. As future developments in the conflict are difficult to predict and outside of our control, it is possible that estimates underlying our financial statements may change significantly in future periods.

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

•Segment EBITDA - See Note 21, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Revenue	100.0%	100.0%
Cost of goods sold	59.0%	59.5%
Gross margin	41.0%	40.5%
Selling, general and administrative expenses	27.8%	27.6%
Restructuring and transaction related expenses	0.5%	0.1%
Depreciation and amortization	1.7%	1.8%
Operating income	10.9%	11.1%
Total other expense, net	0.1%	0.4%
Income from continuing operations before provision for income taxes	10.8%	10.6%
Provision for income taxes	2.8%	2.7%
Equity in earnings of unconsolidated subsidiaries	0.1%	0.1%
Income from continuing operations	8.1%	8.0%
Net income from discontinued operations	—%	0.1%
Net income	8.1%	8.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
	2023	2022	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,152	$3,104	7.9%	(3.3)%	(3.0)%	1.5%
Other revenue	197	244	(14.0)%	(4.8)%	(0.4)%	(19.2)%
Total revenue	$3,349	$3,348	6.3%	(3.4)%	(2.8)%	—%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 1.5% represented increases in segment revenue of 4.9% in Self Service, 4.6% in Europe, and 3.8% in Wholesale - North America, partially offset by a decrease of 14.0% in Specialty. This overall increase was driven by organic parts and services revenue growth of 7.9% (7.1% on a per day basis), partially offset by a 3.0% decrease due to fluctuations in foreign exchange rates and a 3.3% net reduction from acquisitions and divestitures. The decrease in other revenue of 19.2% was primarily driven by a decrease in organic revenue of $34 million, attributable to a $20 million decrease in our Self Service segment and a $14 million decrease in our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Cost of Goods Sold

Cost of goods sold decreased to 59.0% of revenue in the three months ended March 31, 2023 from 59.5% of revenue in the three months ended March 31, 2022. Cost of goods sold reflects decreases of 0.7% related to improved gross margin in our Wholesale - North America segment and 0.2% attributable to mix as a greater portion of sales are coming from Wholesale - North America, partially offset by an increase of 0.4% from our Specialty segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Selling, General and Administrative Expenses

Our SG&A expenses as a percentage of revenue increased to 27.8% in the three months ended March 31, 2023 from 27.6% in the three months ended March 31, 2022. The SG&A expense increase primarily reflects impacts of 0.3% in our Self Service segment, 0.3% related to mix, and 0.2% in our Specialty segment, partially offset by a 0.5% decrease in our Europe segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Three Months Ended March 31,
	2023		2022		Change
Restructuring expenses	$8	(1)	$—		$8
Transaction related expenses	10	(2)	3	(2)	7
Restructuring and transaction related expenses	$18		$3		$15
(1)Restructuring expenses for the three months ended March 31, 2023 primarily consisted of (i) $5 million related to our global restructuring plans, (ii) $2 million related to our acquisition integration plans, and (ii) $1 million related to our 1 LKQ Europe plan.
(2)Transaction related expenses for the three months ended March 31, 2023 and March 31, 2022 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select costs in 2023).

See Note 11, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Depreciation	$36	$36	$—
Amortization	22	23	(1)
Depreciation and amortization	$58	$59	$(1)

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Interest expense	$36	$16	$20	(1)
Gains on foreign exchange contracts - acquisition related (2)	(23)	—	(23)
Interest income and other income, net	(9)	(1)	(8)	(3)
Total other expense, net	$4	$15	$(11)
(1)Interest expense increased primarily due to (i) a $17 million increase from higher interest rates in the first quarter of 2023 and (ii) a $3 million increase related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition.

(2)Related to the Uni-Select acquisition. See Note 3, "Uni-Select Acquisition" and Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The increase in Interest income and other income, net is primarily comprised of (i) a $5 million increase from funds received to settle an eminent domain matter in 2023, (ii) a $2 million increase from the change in foreign currency gains and losses, and (iii) a $2 million increase in interest income, partially offset by (iv) individually insignificant decreases which in the aggregate had a $1 million impact.

Provision for Income Taxes

Our effective income tax rate for the three months ended March 31, 2023 was 26.1%, compared to 25.0% for the three months ended March 31, 2022. The increase in the effective rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily attributable to the geographic distribution of income and 0.2% resulting from higher non-deductible transaction costs in 2023, mostly related to the Uni-Select Acquisition. For the three months ended March 31, 2023, the effective tax rate was decreased by 0.4% compared to the three months ended March 31, 2022, related primarily to net favorable discrete items including excess tax benefits from stock-based payments.

See Note 20, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the three months ended March 31, 2023 increased by $1 million primarily related to the positive year over year effect resulting from the divestiture of a Self Service investment (which incurred a loss in the first quarter of 2022) in the second quarter of 2022, partially offset by a decline in year over year results reported by Mekonomen, which is our largest equity method investment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended March 31, 2022, the pound sterling and euro rates used to translate the 2023 statements of income decreased by 9.4% and 4.3%, respectively. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.05 on diluted earnings per share for the three months ended March 31, 2023, mostly related to the $23 million pretax gain on the foreign exchange forward contract related to the Uni-Select acquisition.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,229		$1,201
Europe	1,555		1,488
Specialty	396		460
Self Service	169		199
Total third party revenue	$3,349		$3,348
Total Revenue
Wholesale - North America	$1,229		$1,201
Europe	1,555		1,488
Specialty	397		461
Self Service	169		199
Eliminations	(1)		(1)
Total revenue	$3,349		$3,348
Segment EBITDA
Wholesale - North America	$252	20.5%	$218	18.1%
Europe	151	9.7%	131	8.8%
Specialty	31	7.9%	58	12.6%
Self Service	22	13.2%	40	20.0%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding discontinued operations; depreciation, amortization; interest (which includes gains and losses on debt extinguishment); income tax expense; restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for and subsequent adjustments to reserves for asset recoverability and expenditures to support our employees and their families). See Note 21, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Wholesale - North America	2023	2022	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$1,148	$1,106	14.4%	(1)	(10.3)%	(3)	(0.4)%	3.8%
Other revenue	81	95	(14.3)%	(2)	—%		(0.4)%	(14.7)%
Total third party revenue	$1,229	$1,201	12.1%		(9.5)%		(0.4)%	2.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 14.4% for the three months ended March 31, 2023 compared to the prior year period, primarily driven by pricing initiatives which focused on offsetting inflation on input costs and a net volume increase. Aftermarket collision parts volumes increased year over year due to reduced pressures on our supply chain, with the improved aftermarket inventory availability contributing to a year over year decrease in recycled parts volumes. Aftermarket collision parts volumes also grew as a result of the continued rollout of State Farm's aftermarket parts program, which began on a trial basis in June 2022 and has subsequently been expanded.
(2)Other organic revenue decreased 14.3% primarily related to (i) a $12 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, (ii) a $1 million decrease in revenue from other scrap (e.g., aluminum) and cores due to lower prices partially offset by higher volumes and (iii) a $1 million decrease in revenue from scrap steel related to lower prices, partially offset by higher volumes.
(3)Acquisition and divestiture revenue was a decrease of $113 million due to the divestiture of our PGW aftermarket glass business in the second quarter of 2022.

Segment EBITDA

Segment EBITDA increased $34 million, or 15.6%, in the three months ended March 31, 2023 compared to the prior year period, despite the $16 million negative year over year effect related to the PGW business, which we divested in the second quarter of 2022. The increase is attributable to higher prices on parts, improved aftermarket volumes, productivity initiatives helping to offset inflationary pressures related to product cost, and lower freight costs. The increase was partially offset by a net decrease attributable to precious metals and scrap steel. We estimate that precious metals and scrap steel pricing had a net unfavorable effect of $8 million, or 0.5%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2022	18.1%
Increase (decrease) due to:
Change in gross margin	1.9%	(1)
Change in segment operating expenses	—%	(2)
Change in other income and expenses, net	0.5%	(3)
Segment EBITDA for the three months ended March 31, 2023	20.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin of 1.9% was primarily driven by (i) a 0.9% benefit from lower inbound freight costs (ii) a 0.6% mix benefit resulting from the PGW divestiture in the second quarter of 2022, and (iii) a 0.4% benefit from other factors, including pricing and productivity initiatives to offset inflationary pressures related to product cost.
(2)    Segment operating expenses as a percentage of revenue were flat primarily reflecting favorable impacts of (i) 0.8% from decreased freight, vehicle, and fuel costs, offset by (ii) 0.7% from higher charitable contributions, and (iii) other individually immaterial factors representing a 0.1% unfavorable impact in the aggregate.

(3)    The favorable impact in other income and expenses, net was primarily related to funds received to settle an eminent domain matter in 2023.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Europe	2023	2022	Organic		Acquisition and Divestiture	Foreign Exchange (2)	Total Change
Parts & services revenue	$1,548	$1,481	9.7%	(1)	0.7%	(5.9)%	4.6%
Other revenue	7	7	(1.0)%		0.2%	(8.0)%	(8.8)%
Total third party revenue	$1,555	$1,488	9.7%		0.7%	(5.9)%	4.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended March 31, 2023 increased by 9.7% (8.2% on a per day basis), primarily driven by pricing initiatives across all geographies to offset increased costs resulting from inflationary pressures and to a lesser extent, higher volumes.
(2)Exchange rates decreased our revenue growth by $88 million, or 5.9%, primarily due to the stronger U.S. dollar against the euro and pound sterling for the three months ended March 31, 2023 relative to the prior year period.

Segment EBITDA

Segment EBITDA increased $20 million, or 14.8%, for the three months ended March 31, 2023 compared to the prior year period. Our Europe Segment EBITDA included a negative year over year impact of $9 million related to the translation of local currency results into U.S. dollars at lower exchange rates than those experienced during the three months ended March 31, 2022. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $29 million, or 21.3%, compared to the prior year period. The increase in dollar terms is attributable to organic revenue growth of $144 million and margin expansion from favorable leverage effects and productivity initiatives. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended March 31, 2023.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2022	8.8%
Increase (decrease) due to:
Change in gross margin	—%	(1)
Change in segment operating expenses	0.9%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended March 31, 2023	9.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    Gross margin was flat year over year due to offsetting individually immaterial factors.
(2)    The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.9% from personnel costs due to increased sales leverage and productivity initiatives, and (ii) other individually immaterial factors representing a 0.2% favorable impact in the aggregate, partially offset by (iii) an unfavorable impact of 0.2% due to higher utilities costs as compared to the prior year period due to rising energy prices.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Specialty	2023	2022	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$396	$460	(13.5)%	—%	(0.5)%	(14.0)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$396	$460	(13.5)%	—%	(0.5)%	(14.0)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended March 31, 2023 decreased by 13.5% primarily due to demand softness in the recreational vehicle ("RV") product line, as RV unit retail sales and wholesale shipments have declined year over year.

Segment EBITDA

Segment EBITDA decreased $27 million, or 46.3%, in the three months ended March 31, 2023 compared to the prior year period primarily due to the organic revenue decline and the negative leverage effect on overhead expenses.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2022	12.6%
Increase (decrease) due to:
Change in gross margin	(3.2)%	(1)
Change in segment operating expenses	(1.5)%	(2)
Segment EBITDA for the three months ended March 31, 2023	7.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin primarily was driven by (i) increased competitive pricing due to broader availability of inventory among competitors in the market, (ii) discounting on inventory primarily in the RV and towing product lines, and (iii) product channel mix toward lower margin auto and marine products.
(2)    The increase in segment operating expenses as a percentage of revenue was due to a negative leverage effect as operating expenses decreased at a lower rate than the decline in organic revenue. The major contributing expense categories were personnel costs (0.4%), facility expenses (0.3%) and vehicle and fuel expenses (0.3%) with all other immaterial operating expense categories in aggregate contributing to the remaining 0.5%.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Self Service	2023	2022	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$60	$57	4.9%	(1)	—%	—%	4.9%
Other revenue	109	142	(14.5)%	(2)	(8.3)%	—%	(22.8)%
Total third party revenue	$169	$199	(8.9)%		(5.9)%	—%	(14.8)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)Parts and services organic revenue increased 4.9% for the three months ended March 31, 2023 compared to the prior year period, primarily driven by pricing initiatives which focused on offsetting inflation on input costs resulting from greater competition for vehicles.
(2)Other organic revenue decreased 14.5%, or $20 million, year over year due to (i) a $17 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, (ii) a $5 million decrease in revenue from scrap steel related to lower prices and slightly lower volumes, partially offset by (iii) a $2 million increase in revenue from other scrap (including aluminum) and cores primarily due to higher volumes partially offset by lower prices.
(3)Acquisition and divestiture revenue was a decrease of $12 million, or 5.9% due to the divestiture of a business in the third quarter of 2022.

Segment EBITDA

Segment EBITDA decreased $18 million, or 43.5%, in the three months ended March 31, 2023 compared to the prior year period. The decrease is driven by the decline in revenue due to unfavorable movements in commodity prices compared to the prior year period and gross margin compression from higher vehicle procurement costs. In addition, decreases in precious metals prices contributed an estimated $15 million decline in Segment EBITDA relative to the three months ended March 31, 2022. Net sequential changes in scrap steel prices partially offset the impact of the decline in precious metals prices. During the three months ended March 31, 2023, scrap steel prices had an $11 million favorable impact on Segment EBITDA, compared to a $2 million favorable impact during the three months ended March 31, 2022. The favorable impacts for the three months ended March 31, 2023 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2022	20.0%
Increase (decrease) due to:
Change in gross margin	(1.8)%	(1)
Change in segment operating expenses	(5.0)%	(2)
Segment EBITDA for the three months ended March 31, 2023	13.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin primarily reflects an unfavorable impact resulting from higher vehicle procurement costs due to greater competition for vehicles.
(2)    The increase in segment operating expenses as a percentage of revenue reflects (i) a negative leverage effect of 4.5% from decreases in metals revenue and (ii) other individually immaterial factors representing a 0.5% unfavorable impact in the aggregate.

Liquidity and Capital Resources

The following table summarizes liquidity data as of the dates indicated (in millions):

			Adjusted(4)
	March 31, 2023		December 31, 2022		December 31, 2022
Cash and cash equivalents	$342		$278		$278
Total debt	2,740	(1)	2,662	(5)	2,662	(1)
Current maturities (2)	44		34		34
Capacity under credit facilities (3)	2,000		2,000		3,150
Availability under credit facilities (3)	591		645		1,295
Total liquidity (cash and cash equivalents plus availability under credit facilities)	933		923		1,573
(1)    Debt amounts reflect the gross values to be repaid (excluding debt issuance costs of $12 million and $6 million as of March 31, 2023 and December 31, 2022, respectively).
(2)     Debt amounts reflect the gross values to be repaid in the next 12 months (excluding debt issuance costs of immaterial amounts as of March 31, 2023 and December 31, 2022).

(3)    Capacity under credit facilities includes our revolving credit facilities, and availability under credit facilities is reduced by our outstanding letters of credit.
(4)    Amounts presented represent the termination of the Prior Credit Agreement and inclusion of the Senior Unsecured Credit Agreement as if both were in effect as of December 31, 2022. See Note 16, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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

As of March 31, 2023, we had debt outstanding and additional available sources of financing as follows:

•Senior unsecured credit facilities, composed of term loans totaling $500 million (all of which was outstanding at March 31, 2023) and $2,000 million in available revolving credit ($1,335 million outstanding at March 31, 2023), bearing interest at variable rates, with availability reduced by $74 million of amounts outstanding under letters of credit
•Euro Notes (2024) totaling $542 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2028) totaling $271 million (€250 million) maturing in April 2028 and bearing interest at a 4.125% fixed rate

We had approximately $591 million available under our credit facilities in place as of March 31, 2023. Combined with $342 million of cash and cash equivalents at March 31, 2023, we had approximately $933 million in available liquidity, a decrease of $640 million from our available liquidity as of December 31, 2022 as a result of reducing our overall credit facility capacity by $650 million.

The Uni-Select Acquisition is expected to close in the second half of 2023. As of March 31, 2023, we have the following arrangements in place to finance the transaction:

•Bridge loan facility of $1,600 million. We intend to replace the bridge loan facility with permanent financing, such as senior notes, in advance of closing the transaction; and
•CAD delayed draw term loan of up to CAD 700 million scheduled to mature three years from the date of funding (i.e. the business day prior to the acquisition closing date), bearing interest at variable rates.

We believe that our current liquidity, cash expected to be generated by operating activities in future periods and access to capital markets will be sufficient to meet our current operating and capital requirements. However, as noted, we will access additional financing sources to fund the Uni-Select transaction. Our capital allocation strategy includes spending to support growth driven capital projects, complete synergistic acquisitions, and return stockholder value through the payment of dividends and repurchasing shares of our common stock.

A summary of the dividend activity for our common stock for the three months ended March 31, 2023 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.275	February 21, 2023	March 16, 2023	March 30, 2023

On April 25, 2023, our Board of Directors declared a quarterly cash dividend of $0.275 per share of common stock, payable on June 1, 2023, to stockholders of record at the close of business on May 18, 2023.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $933 million of total liquidity as of March 31, 2023 and $44 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our total liquidity includes availability under our Senior Unsecured Credit Agreement, which includes two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per the Senior Unsecured Credit Agreement and differ in specified ways from comparable US GAAP or common usage terms. We were in compliance with all applicable covenants under our Senior Unsecured Credit Agreement as of March 31, 2023. The required debt covenants per the Senior Unsecured Credit Agreement and our actual ratios with respect to those covenants are as follows as of March 31, 2023:

	Covenant Level	Ratio Achieved as of March 31, 2023
Maximum total leverage ratio	4.00 : 1.00	1.6
Minimum interest coverage ratio	3.00 : 1.00	19.9

The indentures relating to our Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds under the Senior Unsecured Credit Agreement. The indentures do not prohibit amendments to the financial covenants under the credit facility as needed.

While we believe that we have adequate capacity under our existing credit facilities to finance our current operations, from time to time we may need to raise additional funds through public or private financing, strategic relationships or modification of our existing credit facilities such as will be required to finance the Uni-Select Acquisition. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

As part of our effort to improve our operating cash flows, we may negotiate payment term extensions with suppliers. These efforts are supported by our supply chain finance programs. See Note 15, "Supply Chain Financing" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our supply chain financing arrangements.

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.0% at March 31, 2023. Including our senior notes, our overall weighted average interest rate on borrowings was 4.7% at March 31, 2023. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at Secured Overnight Financing Rate (i.e. SOFR) plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. See Note 16, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest. The interest rate swaps are described in Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had outstanding credit agreement borrowings (including both term loans and revolving credit facilities) of $1,835 million and $1,786 million at March 31, 2023 and December 31, 2022, respectively. Of these amounts, there were no current maturities at March 31, 2023 or December 31, 2022.

The scheduled maturities of long-term obligations outstanding at March 31, 2023 are as follows (in millions):

Amount
Nine months ending December 31, 2023 (1)	$39
Years ending December 31:
2024	557
2025	13
2026	506
2027	5
Thereafter	1,620
Total debt (2)	$2,740
(1)Long-term obligations maturing by December 31, 2023 include $20 million of short-term debt that may be extended beyond the current year ending December 31, 2023.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs of $12 million as of March 31, 2023).

As of March 31, 2023, the Company had cash and cash equivalents of $342 million, of which $249 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Wholesale - North America	$273	$317	$(44)	(1)
Europe	920	955	(35)	(2)
Specialty	251	403	(152)	(3)
Total	$1,444	$1,675	$(231)
(1)Inventory purchases across the Wholesale - North America segment decreased in the three months ended March 31, 2023 compared to the prior year period primarily due to higher required restocking needed in the prior year to rebuild inventory levels.
(2)The decrease in inventory purchases in our Europe segment included a decrease of $53 million attributable to the decrease in the value of the euro, and to a lesser extent, the pound sterling in the three months ended March 31, 2023 compared to the prior year period. On a constant currency basis, inventory purchases increased by 2% compared to the prior year period.
(3)The decrease in inventory purchases in the Specialty segment compared to the prior year period was primarily due to matching inventory levels with demand.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Wholesale - North America salvage vehicles	64	60	6.7%
Europe wholesale salvage vehicles	8	8	—%
Self Service salvage vehicles	137	135	1.5%

Wholesale - North America salvage purchases in 2023 increased relative to the prior year due to improved availability of vehicles at auctions.

The following table summarizes the components of the year over year changes in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the three months ended March 31, 2022	$409
Increase (decrease) due to:
Working capital accounts: (1)
Receivables, net of allowance for credit losses	(6)
Inventories	155
Accounts payable	(287)
Other operating activities	(48)	(2)
Net cash provided by operating activities for the three months ended March 31, 2023	$223
(1)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Inventories represented $155 million in incremental cash inflows in the first three months of 2023 compared to the same period of 2022. The change is primarily attributable to our Specialty segment inventory decreases of $112 million due to decreasing inventory purchasing levels to align with softening demand and decreases at our Europe segment of $24 million and our Wholesale - North America segment of $19 million due to higher required restocking needed in the prior year to rebuild inventory levels.
•Accounts payable produced $287 million in lower cash inflows in the first three months of 2023 compared to the same period of 2022 on a consolidated basis. This was primarily attributable to lower cash inflows in our Wholesale - North America segment of $249 million (partly related to accelerated vendor payments in late 2021 to ensure priority access to inventory) and in our Europe segment of $57 million, partially offset by our Specialty segment which contributed a $19 million lower cash outflow.
(2)    Primarily reflects the aggregate effect of higher interest payments in the first quarter of 2023 primarily due to higher interest rates during the three months ended March 31, 2023 compared to the same period of 2022.

Net cash used in investing activities totaled $97 million and $63 million during the three months ended March 31, 2023 and 2022, respectively. Property, plant and equipment purchases were $70 million in the three months ended March 31, 2023 compared to $59 million in the prior year period, primarily driven by capital projects in our Europe and Specialty segments. We invested $25 million of cash in business acquisitions in the three months ended March 31, 2023. We did not complete any business acquisitions in the same period of 2022.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$223	$409
Less: purchases of property, plant and equipment	70	59
Free cash flow	$153	$350

Net cash used in financing activities decreased by $212 million for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to decreases in repurchases of common stock of $136 million and net borrowings on our debt of $41 million compared to net repayments on our debt of $53 million in 2022. Please refer to "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on repurchases of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates;
•commodity prices; and
•inflation

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 49.8% and 48.2% of our revenue during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.0% change in our consolidated revenue and a 3.6% change in our operating income for the three months ended March 31, 2023. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at March 31, 2023 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our Wholesale - North America operations, and we may not be able to pass on any resulting price increases to our customers.

To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated transactions, we may hedge the exposure through the use of foreign currency forward contracts. In March 2023, we entered into foreign currency forward contracts related to the Uni-Select Acquisition. See Note 3, "Uni-Select Acquisition" and Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of March 31, 2023, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €807 million and Swedish Krona ("SEK") 70 million under our revolving credit facilities. As of December 31, 2022, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €748 million and SEK 75 million under our revolving credit facilities.

Interest Rates

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to SOFR, prime rate, Canadian Dollar Offered Rate, Euro Interbank Offered Rate, SONIA, or Swiss Average Rate Overnight. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts converted a portion of our variable rate debt to fixed rate debt, matching the currency, effective dates and maturity dates to specific debt instruments. We designated our interest rate swap contracts as cash flow hedges, and net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense.

We had none of our variable rate debt under our credit facilities at fixed rates at December 31, 2022. However, in February 2023, we entered into two sets of interest rate swap agreements to hedge the variable rates on a portion of our credit agreement borrowings. See Note 16, "Long-Term Obligations" and Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Additionally, in March 2023, we entered into two sets of interest rate swap agreements related to the Uni-Select Acquisition. See Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

At March 31, 2023, we had approximately $1,135 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $11 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals, such as platinum, palladium, and rhodium, contained in some recycled parts, such as catalytic converters). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a higher or lower rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended March 31, 2023 increased by 33% over the average for the fourth quarter of 2022. The average prices of rhodium, palladium, and platinum decreased by 44%, 37% and 4%, respectively, for the three months ended March 31, 2023 compared to the average prices for the three months ended March 31, 2022.

Inflation

We are exposed to market risks related to inflation in product, labor, shipping, freight and general overhead costs. In 2022, and continuing into 2023, inflation increased to rates beyond recent history, and we experienced rising costs. We adjusted our prices and drove productivity initiatives to mitigate the inflationary effects. If these pressures continue or increase in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. Inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs, we cannot identify cost efficiencies, or the higher prices impact demand.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and suits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. The legal proceeding below is an update from our legal proceedings previously disclosed in our 2022 Form 10-K:

With respect to the July 7, 2022 penalty demand from Region 4 of the U.S. Environmental Protection Agency ("EPA") discussed in our report on Form 10-Q for the quarter ended June 30, 2022, we reached a settlement to pay a penalty in the amount of $465,000 in connection with alleged violations of federal stormwater regulations. EPA issued Consent Agreements and Final Orders for each facility on February 6, 2023 to document and implement these agreements. LKQ paid the penalty to EPA Region 4 on February 28, 2023.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2022 Form 10-K for information concerning risks and uncertainties that could negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a stock repurchase program under which we are able to purchase our common stock from time to time. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Our current program authorization extends through October 25, 2025.

The following table summarizes our stock repurchases for the three months ended March 31, 2023 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2023 - January 31, 2023	0.1	$54.20	0.1	$1,106
February 1, 2023 - February 28, 2023	—	$—	—	$1,106
March 1, 2023 - March 31, 2023	—	$—	—	$1,106
Total	0.1		0.1

Item 6. Exhibits

Exhibit	Description
2.1*	Arrangement Agreement, dated as of February 26, 2023, by and among LKQ Corporation, Uni-Select Inc. and 9485-4692 Québec Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on February 28, 2023).
4.1*	Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on January 6, 2023).
4.2*	Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on March 28, 2023).
10.1	LKQ Corporation Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.29 to the Company’s report on Form 10-K filed with the SEC on February 23, 2023).
10.2	Form of Voting and Support Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 28, 2023).
10.3*	Voting and Support Agreement, dated as of February 26, 2023, by and among EdgePoint Investment Group Inc. and EdgePoint Wealth Management Inc. and 9485-4692 Québec Inc. and LKQ Corporation. (excluding Schedule A) (incorporated herein by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed with the SEC on February 28, 2023).
10.4*	Voting and Support Agreement, dated as of February 26, 2023, by and among Birch Hill Equity Partners V, LP, Birch Hill Equity Partners (US) V, LP and Birch Hill Equity Partners (Entrepreneurs) V, LP and 9485-4692 Québec Inc. and LKQ Corporation. (excluding Schedule A) (incorporated herein by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed with the SEC on February 28, 2023).
10.5	Commitment Letter, dated as of February 26, 2023, by an among LKQ Corporation, Bank of America, N.A., BofA Securities, Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on February 28, 2023).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*     Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). LKQ agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2023.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)