Form 10-Q
period 2023-06-30
LKQ CORP
filed 2023-07-27
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

At July 21, 2023, the registrant had outstanding an aggregate of 267,556,377 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$3,448	$3,341	$6,797	$6,689
Cost of goods sold	2,034	1,974	4,011	3,965
Gross margin	1,414	1,367	2,786	2,724
Selling, general and administrative expenses	938	898	1,869	1,822
Restructuring and transaction related expenses	8	4	26	7
Gain on disposal of businesses (1)	—	(155)	—	(155)
Depreciation and amortization	61	61	119	120
Operating income	407	559	772	930
Other expense (income):
Interest expense	52	16	88	32
Gains on foreign exchange contracts - acquisition related (2)	(23)	—	(46)	—
Interest income and other income, net	(11)	—	(20)	(1)
Total other expense, net	18	16	22	31
Income from continuing operations before provision for income taxes	389	543	750	899
Provision for income taxes	109	127	203	216
Equity in earnings of unconsolidated subsidiaries	2	4	5	6
Income from continuing operations	282	420	552	689
Net income from discontinued operations	—	—	—	4
Net income	282	420	552	693
Less: net income attributable to continuing noncontrolling interest	1	—	1	—
Net income attributable to LKQ stockholders	$281	$420	$551	$693

Basic earnings per share: (3)
Income from continuing operations	$1.05	$1.49	$2.06	$2.43
Net income from discontinued operations	—	—	—	0.02
Net income	1.05	1.49	2.06	2.45
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$1.05	$1.49	$2.06	$2.44

Diluted earnings per share: (3)
Income from continuing operations	$1.05	$1.49	$2.06	$2.42
Net income from discontinued operations	—	—	—	0.02
Net income	1.05	1.49	2.06	2.44
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$1.05	$1.49	$2.06	$2.44
(1)     Related to the sale of PGW Auto Glass ("PGW"). Refer to Note 2, "Discontinued Operations and Divestitures" for further information.
(2)     Related to the Uni-Select Inc. ("Uni-Select") acquisition. Refer to Note 3, "Uni-Select Acquisition" and Note 17, "Derivative Instruments and Hedging Activities" for further information.
(3)     The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$282	$420	$552	$693
Less: net income attributable to continuing noncontrolling interest	1	—	1	—
Net income attributable to LKQ stockholders	281	420	551	693

Other comprehensive income (loss):
Foreign currency translation, net of tax	34	(150)	91	(204)
Net change in unrealized gains/losses on cash flow hedges, net of tax	10	—	(7)	—
Other comprehensive income from unconsolidated subsidiaries	1	1	4	2
Other comprehensive income (loss)	45	(149)	88	(202)

Comprehensive income	327	271	640	491
Less: comprehensive income attributable to continuing noncontrolling interest	1	—	1	—
Comprehensive income attributable to LKQ stockholders	$326	$271	$639	$491

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,904	$278
Receivables, net of allowance for credit losses	1,257	998
Inventories	2,681	2,752
Prepaid expenses and other current assets	314	230
Total current assets	6,156	4,258
Property, plant and equipment, net	1,298	1,236
Operating lease assets, net	1,277	1,227
Goodwill	4,400	4,319
Other intangibles, net	648	653
Equity method investments	155	141
Other noncurrent assets	221	204
Total assets	$14,155	$12,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,475	$1,339
Accrued expenses:
Accrued payroll-related liabilities	200	218
Refund liability	120	109
Other accrued expenses	343	294
Current portion of operating lease liabilities	199	188
Current portion of long-term obligations	579	34
Other current liabilities	112	89
Total current liabilities	3,028	2,271
Long-term operating lease liabilities, excluding current portion	1,131	1,091
Long-term obligations, excluding current portion	3,421	2,622
Deferred income taxes	300	280
Other noncurrent liabilities	283	283
Commitments and contingencies
Redeemable noncontrolling interest	24	24
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 322.9 shares issued and 267.7 shares outstanding at June 30, 2023; 322.4 shares issued and 267.3 shares outstanding at December 31, 2022	3	3
Additional paid-in capital	1,520	1,506
Retained earnings	7,059	6,656
Accumulated other comprehensive loss	(235)	(323)
Treasury stock, at cost; 55.2 shares at June 30, 2023 and 55.1 shares at December 31, 2022	(2,394)	(2,389)
Total Company stockholders' equity	5,953	5,453
Noncontrolling interest	15	14
Total stockholders' equity	5,968	5,467
Total liabilities and stockholders' equity	$14,155	$12,038

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$552	$693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135	133
Gain on disposal of businesses	—	(155)
Stock-based compensation expense	20	23
Gains on foreign exchange contracts - acquisition related	(46)	—
Other	37	(9)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(223)	(186)
Inventories	132	(259)
Prepaid income taxes/income taxes payable	(5)	74
Accounts payable	104	412
Other operating assets and liabilities	(3)	11
Net cash provided by operating activities	703	737
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(136)	(99)
Proceeds from disposals of property, plant and equipment	6	3
Acquisitions, net of cash acquired	(52)	(5)
Proceeds from disposals of businesses	—	372
Other investing activities, net	(3)	(6)
Net cash (used in) provided by investing activities	(185)	265
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(30)	—
Proceeds from issuance of U.S. Notes (2028/33), net of unamortized bond discount	1,394	—
Borrowings under revolving credit facilities	1,693	808
Repayments under revolving credit facilities	(2,267)	(1,117)
Borrowings under term loans	500	—
(Repayments) borrowings of other debt, net	(16)	8
Settlement of derivative instruments	(13)	—
Dividends paid to LKQ stockholders	(148)	(142)
Purchase of treasury stock	(8)	(528)
Other financing activities, net	(6)	(14)
Net cash provided by (used in) financing activities	1,099	(985)
Effect of exchange rate changes on cash and cash equivalents	9	(26)
Net increase (decrease) in cash and cash equivalents	1,626	(9)
Cash and cash equivalents, beginning of period	278	274
Cash and cash equivalents, end of period	$1,904	$265

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$184	$145
Interest	67	29

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2023	322.8	$3	(55.2)	$(2,394)	$1,510	$6,852	$(280)	$14	$5,705
Net income	—	—	—	—	—	281	—	1	282
Other comprehensive income	—	—	—	—	—	—	45	—	45
Vesting of restricted stock units, net of shares withheld for employee tax	0.1	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared to LKQ stockholders ($0.275 per share)	—	—	—	—	—	(74)	—	—	(74)
Balance as of June 30, 2023	322.9	$3	(55.2)	$(2,394)	$1,520	$7,059	$(235)	$15	$5,968

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2022	322.0	$3	(37.3)	$(1,490)	$1,482	$5,995	$(206)	$15	$5,799
Net income	—	—	—	—	—	420	—	—	420
Other comprehensive loss	—	—	—	—	—	—	(149)	—	(149)
Purchase of treasury stock	—	—	(8.1)	(404)	—	—	—	—	(404)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared to LKQ stockholders ($0.25 per share)	—	—	—	—	—	(71)	—	—	(71)
Balance as of June 30, 2022	322.0	$3	(45.4)	$(1,894)	$1,492	$6,344	$(355)	$15	$5,605

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467
Net income	—	—	—	—	—	551	—	1	552
Other comprehensive income	—	—	—	—	—	—	88	—	88
Purchase of treasury stock	—	—	(0.1)	(5)	—	—	—	—	(5)
Vesting of restricted stock units, net of shares withheld for employee tax	0.5	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	20	—	—	—	20
Dividends declared to LKQ stockholders ($0.55 per share)	—	—	—	—	—	(148)	—	—	(148)
Balance as of June 30, 2023	322.9	$3	(55.2)	$(2,394)	$1,520	$7,059	$(235)	$15	$5,968

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	321.6	$3	(34.6)	$(1,346)	$1,474	$5,794	$(153)	$15	$5,787
Net income	—	—	—	—	—	693	—	—	693
Other comprehensive loss	—	—	—	—	—	—	(202)	—	(202)
Purchase of treasury stock	—	—	(10.8)	(548)	—	—	—	—	(548)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(5)	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	23	—	—	—	23
Dividends declared to LKQ stockholders ($0.50 per share)	—	—	—	—	—	(143)	—	—	(143)
Balance as of June 30, 2022	322.0	$3	(45.4)	$(1,894)	$1,492	$6,344	$(355)	$15	$5,605

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

Note 2. Discontinued Operations and Divestitures

Glass Manufacturing Business

For the six months ended June 30, 2022, we recorded to discontinued operations a $4 million benefit primarily related to the reassessment of a previously recorded valuation allowance on a deferred tax asset related to our glass manufacturing business sold in 2017.

Other Divestitures (Not Classified in Discontinued Operations)

In April 2022, we completed the sale of PGW, our aftermarket glass business within our Wholesale - North America segment, to a third party for $361 million resulting in recognition of a $155 million pretax gain ($127 million after tax).

Note 3. Uni-Select Acquisition

On February 26, 2023, we entered into an arrangement agreement in order to implement a plan of arrangement (the "Arrangement") under the provisions of the Québec Business Corporations Act pursuant to which we will acquire all of Uni-Select's issued and outstanding shares for Canadian dollar (“CAD”) 48.00 per share in cash, representing a total enterprise value of approximately CAD 2.8 billion ($2.1 billion at the June 30, 2023 exchange rate) (the "Uni-Select Acquisition"). Uni-Select is a leading distributor of automotive refinish and industrial coatings and related products in North America through its FinishMaster segment, in the automotive aftermarket parts business in Canada through its Canadian Automotive Group segment and in the United Kingdom (“U.K.”) through its GSF Car Parts segment. The Uni-Select Acquisition will complement our existing North American paint distribution operations and provides a scaled position in the Canadian mechanical parts space, with opportunity for future consolidation and growth. During the second quarter of 2023, we received the required approvals from Uni-Select's shareholders, the Superior Court of Québec and regulators in the United States and Canada with respect to the Arrangement. On July 21, 2023, the U.K.'s Competition and Markets Authority issued its Phase 1 decision on the Arrangement, and in response we submitted proposed undertakings relating to the divestiture of Uni-Select’s GSF Car Parts business in the U.K. As a result of the satisfaction or waiver of all the closing conditions relating to required regulatory approvals on July 26, 2023, Uni-Select and LKQ Corporation will proceed with the remaining procedures necessary to give effect to the Arrangement. Subject to the satisfaction or waiver of the remaining closing conditions pursuant to its terms, the Arrangement is currently anticipated to be completed on or around August 1, 2023, and we plan to divest the GSF Car Parts business soon thereafter. The remaining businesses will be reported within our Wholesale - North America segment. See Note 11, "Restructuring and Transaction Related Expenses" for information related to transaction expenses related to the Uni-Select Acquisition.

In order to reduce the risk related to changes in CAD foreign exchange rates for the CAD purchase price between signing and closing, we entered into foreign exchange contracts. These foreign exchange contracts do not qualify for hedge accounting, and therefore the changes in fair value are reported in Gains on foreign exchange contracts - acquisition related in the Unaudited Condensed Consolidated Statements of Income. As of June 30, 2023, we reported an asset of $46 million with corresponding gains of $23 million and $46 million for the three and six months ended June 30, 2023, respectively. We intend to settle these foreign exchange contracts upon the closing of the Uni-Select Acquisition. See Note 17, "Derivative Instruments and Hedging Activities" for information related to these foreign exchange contracts.

In connection with the Uni-Select Acquisition, we entered into a senior unsecured bridge loan facility to obtain committed financing for the purchase price. The bridge loan facility was terminated in the second quarter of 2023 after arranging the permanent financing as discussed below. We incurred $9 million in upfront fees related to the bridge loan facility and amortized $6 million and $9 million of these upfront fees (reported in Interest expense) during the three and six months ended June 30, 2023, respectively.

For the permanent financing, on March 27, 2023, we entered into a new term loan credit agreement ("CAD Note") which establishes an unsecured term loan facility of up to CAD 700 million scheduled to mature three years from the date of funding. Proceeds from the CAD Note may only be used (i) to finance a portion of the aggregate cash consideration for the Uni-Select Acquisition, (ii) to refinance certain outstanding debt of Uni-Select and (iii) to pay fees, costs and expenses related to the Uni-Select Acquisition. The CAD Note is expected to fund one business day prior to the consummation of the Uni-Select Acquisition transaction and includes a non-usage fee that will be incurred through the date the proceeds are drawn on the facility. There were no borrowings against the CAD Note as of June 30, 2023. We issued a borrowing request on July 26, 2023 for the full amount in anticipation of closing early August 2023.

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

Additionally, on May 24, 2023, we completed an offering of $1,400 million aggregate principal amount of senior unsecured notes, consisting of $800 million senior notes due 2028 (the "U.S. Notes (2028)") and $600 million senior notes due 2033 (the "U.S. Notes (2033)" and together with the U.S. Notes (2028), the "U.S. Notes (2028/33)"). The net proceeds from the offering of the U.S. Notes (2028/33) will be used, together with borrowings under our CAD note, (i) to finance a portion of the consideration payable for the Uni-Select Acquisition, including repaying existing Uni-Select indebtedness, (ii) to pay associated fees and expenses, including fees and expenses incurred in connection with the offering, and (iii) for general corporate purposes. As of June 30, 2023, we recorded the net proceeds received of $1,385 million to Cash and cash equivalents on the Unaudited Condensed Consolidated Balance Sheets as there are no restrictions on usage of the funds. The proceeds were invested in money market funds, and the interest income partially offsets the carrying cost of the U.S. Notes (2028/33).

The U.S. Notes (2028) and U.S. Notes (2033) bear interest at rates of 5.75% and 6.25%, respectively, per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. See Note 16, "Long-Term Obligations" for additional information related to the offering of the Notes.

To hedge the movement of market interest rates for the senior notes prior to the issuance date, we entered into forward-starting interest rate swaps to lock interest rates for the five and ten year senior notes. These forward-starting interest rate swaps were settled following the issuance of the U.S. Notes (2028/33). See Note 17, "Derivative Instruments and Hedging Activities" for information related to these interest rate instruments.

We anticipate funding the remainder of the purchase price with borrowings under our revolving credit facility and/or cash on hand. We initiated borrowings on our revolving credit facility for approximately $150 million on July 26, 2023 in anticipation of closing early August 2023.

Note 4. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

Inventories consist of the following (in millions):

	June 30, 2023	December 31, 2022
Aftermarket and refurbished products	$2,133	$2,279
Salvage and remanufactured products	493	427
Manufactured products	55	46
Total inventories	$2,681	$2,752

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of June 30, 2023, manufactured products inventory was composed of $32 million of raw materials, $7 million of work in process, and $16 million of finished goods. As of December 31, 2022, manufactured products inventory was composed of $26 million of raw materials, $5 million of work in process, and $15 million of finished goods.

Note 5. Allowance for Credit Losses

Our allowance for credit losses was $52 million and $54 million as of June 30, 2023 and December 31, 2022, respectively. The provision for credit losses was $1 million for both the three months ended June 30, 2023 and 2022 and $6 million and $9 million for the six months ended June 30, 2023 and 2022, respectively.

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

Note 7. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2022, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 40%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first six months of 2023 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Note 8. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of June 30, 2023	June 30, 2023	December 31, 2022
MEKO AB(1)(2)	Europe	26.6%	$141	$129
Other			14	12
Total			$155	$141
(1)    As of June 30, 2023, the Level 1 fair value of our investment in MEKO AB ("Mekonomen") was $161 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value.
(2)    As of June 30, 2023, our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $9 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag.

Note 9. Warranty Reserve

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three or four year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products.

The changes in the warranty reserve are as follows (in millions):

Warranty Reserve
Balance as of December 31, 2022	$32
Warranty expense	43
Warranty claims	(41)
Balance as of June 30, 2023	$34

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

For Wholesale - North America and Self Service, vehicle replacement products include sheet metal collision parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; mirrors; grilles; wheels; and large mechanical items such as engines and transmissions. For Europe, vehicle replacement products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. Additionally, in both our Wholesale - North America and Europe segments, we sell paint and paint related consumables for refinishing vehicles. For our Specialty operations, we serve seven product segments: truck and off-road; speed and performance; recreational vehicles; towing; wheels, tires and performance handling; marine; and miscellaneous accessories.

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Wholesale - North America	$1,121	$1,050	$2,269	$2,156
Europe	1,633	1,470	3,181	2,951
Specialty	442	512	838	972
Self Service	63	60	123	117
Parts and services	3,259	3,092	6,411	6,196
Wholesale - North America	78	94	159	189
Europe	5	7	12	14
Self Service	106	148	215	290
Other	189	249	386	493
Total revenue	$3,448	$3,341	$6,797	$6,689

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	June 30, 2023	December 31, 2022
Return asset	Prepaid expenses and other current assets	$63	$58
Refund liability	Refund liability	120	109
Variable consideration reserve	Receivables, net of allowance for credit losses	127	136

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
United States	$1,690	$1,747	$3,371	$3,497
Germany	436	390	852	776
United Kingdom	422	393	837	818
Other countries	900	811	1,737	1,598
Total revenue	$3,448	$3,341	$6,797	$6,689

Note 11. Restructuring and Transaction Related Expenses

From time to time, we initiate restructuring plans to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. Below is a summary of our current restructuring plans:

2022 Global Restructuring Plan

In the fourth quarter of 2022, we began a restructuring initiative covering all of our reportable segments designed to reduce costs, streamline operations, consolidate facilities and implement other strategic changes to the overall organization. We have incurred and expect to incur costs primarily for employee severance, inventory or other asset write-downs, and exiting facilities. This plan is scheduled to be substantially complete by the end of 2024 with an estimated total incurred cost of between $25 million and $35 million.

1 LKQ Europe Plan

In 2019, we announced a multi-year plan called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe plan, we are reorganizing our non-customer-facing teams and support systems through various projects including the implementation of a common ERP platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2027 with a total incurred cost of between $30 million and $40 million.

2019/2020 Global Restructuring Plan

In 2019, we commenced a cost reduction initiative, covering all of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. This plan was expanded in 2020 as we identified additional opportunities to eliminate inefficiencies, including actions in response to impacts to the business from COVID-19. We have incurred and expect to incur costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives. This plan is expected to be completed in 2023 with a total incurred cost of between $106 million to $115 million.

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

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Plan	Expense Type	2023	2022	2023	2022
2022 Global Plan	Employee related costs	$—	$—	$2	$—
	Facility exit costs	1	—	3	—
	Other costs	1	—	2	—
	Total	$2	$—	$7	$—

2019/2020 Global Plan	Facility exit costs	$—	$1	$—	$1
	Total	$—	$1	$—	$1

1 LKQ Europe Plan	Employee related costs	$—	$—	$1	$—
	Total	$—	$—	$1	$—

Acquisition Integration Plans	Employee related costs	$—	$2	$—	$2
	Facility exit costs	—	—	2	—
	Total	$—	$2	$2	$2

Total restructuring expenses		$2	$3	$10	$3

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2022 Global Plan	$1	$12	$3	$1	$17
2019/2020 Global Plan	43	59	2	2	106
1 LKQ Europe Plan	—	8	—	—	8

The following table sets forth the liabilities recorded related to our restructuring plans (in millions):

	2022 Global Plan		2019/20 Global Plan		1 LKQ Europe Plan
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Employee related costs (1)	$—	$3	$—	$1	$1	$1
Facility exit costs (2)	3	1	3	6	—	—
Other costs	—	—	2	2	—	—
Total	$3	$4	$5	$9	$1	$1
(1)     Reported in Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.
(2)     Reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Unaudited Condensed Consolidated Balance Sheets.

Transaction Related Expenses

The following table sets forth the transaction related expenses incurred (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Professional fees (1)	$6	$1	$16	$4
Transaction related expenses	$6	$1	$16	$4
(1)    Included external costs such as legal, accounting and advisory fees related to completed and potential transactions (including Uni-Select transaction costs in 2023).

Note 12. Stock-Based Compensation

RSUs

The following table summarizes activity related to our restricted stock units ("RSUs") under the LKQ Corporation 1998 Equity Incentive Plan (the "Equity Incentive Plan") for the six months ended June 30, 2023 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2023	1.3	$41.02
Granted (2)	0.5	$57.00
Vested	(0.4)	$42.07
Unvested as of June 30, 2023	1.4	$47.31
Expected to vest after June 30, 2023	1.2	$47.75	2.9	$71
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.

(2)    The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2022 was $49.00.

The fair value of RSUs that vested during the six months ended June 30, 2023 was $21 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

PSUs

The following table summarizes activity related to our performance-based RSUs ("PSUs") under the Equity Incentive Plan for the six months ended June 30, 2023 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2023	0.5	$37.87
Granted (2)	0.1	$56.99
Vested	(0.2)	$32.28
Unvested as of June 30, 2023	0.4	$47.51
Expected to vest after June 30, 2023	0.3	$46.85	1.4	$18
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the six months ended June 30, 2022 was $48.92.

The fair value of PSUs that vested during the six months ended June 30, 2023 was $12 million; the fair value of PSUs vested is based on the market price of LKQ stock on the date vested.

Stock-Based Compensation Expense

Pre-tax stock-based compensation expense for RSUs and PSUs totaled $10 million and $20 million for the three and six months ended June 30, 2023, respectively, and $10 million and $23 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, unrecognized compensation expense related to unvested RSUs and PSUs was $62 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from current achievement estimates.

Note 13. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from continuing operations	$282	$420	$552	$689
Denominator for basic earnings per share—Weighted-average shares outstanding	267.6	281.4	267.5	283.5
Effect of dilutive securities:
RSUs	0.4	0.5	0.6	0.7
PSUs	0.2	0.4	0.2	0.3
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	268.2	282.3	268.3	284.5
Basic earnings per share from continuing operations	$1.05	$1.49	$2.06	$2.43
Diluted earnings per share from continuing operations (1)	$1.05	$1.49	$2.06	$2.42
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The number of antidilutive securities was insignificant for all periods presented.

Note 14. Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows (in millions):

	Three Months Ended June 30, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2023	$(276)	$(17)	$11	$2	$(280)
Pretax income	34	14	—	—	48
Income tax effect	—	(3)	—	—	(3)
Reclassification of unrealized gain	—	(1)	—	—	(1)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	1	1
Balance as of June 30, 2023	$(242)	$(7)	$11	$3	$(235)

	Three Months Ended June 30, 2022
	Foreign Currency Translation	Unrealized Loss on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2022	$(175)	$(24)	$(7)	$(206)
Pretax loss	(154)	—	—	(154)
Disposal of business	4	—	—	4
Other comprehensive income from unconsolidated subsidiaries	—	—	1	1
Balance as of June 30, 2022	$(325)	$(24)	$(6)	$(355)

	Six Months Ended June 30, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(333)	$—	$11	$(1)	$(323)
Pretax income (loss)	91	(8)	—	—	83
Income tax effect	—	2	—	—	2
Reclassification of unrealized gain	—	(1)	—	—	(1)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	4	4
Balance as of June 30, 2023	$(242)	$(7)	$11	$3	$(235)

	Six Months Ended June 30, 2022
	Foreign Currency Translation	Unrealized Loss on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(121)	$(24)	$(8)	$(153)
Pretax loss	(208)	—	—	(208)
Disposal of business	4	—	—	4
Other comprehensive income from unconsolidated subsidiaries	—	—	2	2
Balance as of June 30, 2022	$(325)	$(24)	$(6)	$(355)

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 15. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our effort to improve our operating cash flows. These programs provide participating suppliers the opportunity to sell their LKQ receivables to financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreement between the suppliers and financial institutions. The financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. Our obligation to our suppliers, including amount due and payment date, are not impacted by the supplier’s decision to sell amounts under these agreements. Our payment terms to the financial institutions, including the timing and amount of payments, are unchanged from the original supplier invoice. All outstanding payments owed under the supply chain finance programs with the participating financial institutions are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, we had $264 million and $248 million of Accounts payable outstanding under the arrangements, respectively.

Note 16. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		June 30, 2023			December 31, 2022
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loans payable	January 2026	6.45%		$500	—%		$—
Revolving credit facilities	January 2028	5.37%	(1)	1,226	—%		—

Senior Secured Credit Agreement:
Revolving credit facilities	January 2024	—%		—	4.24%	(1)	1,786

Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	—%		—
U.S. Notes (2033)	June 2033	6.25%		600	—%		—
Euro Notes (2024)	April 2024	3.88%		545	3.88%		535
Euro Notes (2028)	April 2028	4.13%		273	4.13%		268

Notes payable	Various through October 2030	3.62%	(1)	14	3.25%	(1)	16
Finance lease obligations		4.42%	(1)	66	3.69%	(1)	48
Other debt		2.14%	(1)	6	2.28%	(1)	9
Total debt				4,030			2,662
Less: long-term debt issuance costs and unamortized bond discount				(30)			(6)
Total debt, net of debt issuance costs and unamortized bond discount				4,000			2,656
Less: current maturities, net of debt issuance costs				(579)			(34)
Long term debt, net of debt issuance costs and unamortized bond discount				$3,421			$2,622
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

Unsecured Senior Notes

On May 24, 2023, as part of the financing for the Uni-Select Acquisition, we completed an offering of $1,400 million aggregate principal amount of senior unsecured notes, consisting of $800 million senior notes due 2028 and $600 million senior notes due 2033 in a private placement conducted pursuant to Rule 144A and Regulation S under the United States Securities Act of 1933. See Note 3, "Uni-Select Acquisition" for additional information on the acquisition and the U.S. Notes (2028/33).

The U.S. Notes (2028/33) are governed by the Indenture, dated as of May 24, 2023 (the "Indenture"), among the Company, certain of the Company's subsidiaries (the "Guarantors") and U.S. Bank Trust Company, National Association, as trustee. The U.S. Notes (2028/33) will be initially fully and unconditionally guaranteed on a senior unsecured basis by each of our wholly owned domestic subsidiaries that are guarantors under our Senior Unsecured Credit Agreement, dated as of January 5, 2023, or the CAD Note and each of our domestic subsidiaries that in the future agrees to guarantee obligations under the Senior Unsecured Credit Agreement, the CAD Note, any other Credit Facility Debt or any Capital Markets Debt (as such terms are defined in the Indenture).

Each subsidiary guarantee will rank equally in right of payment with all existing and future liabilities of the applicable subsidiary guarantor that are not subordinated. Each subsidiary guarantee will effectively rank junior to any secured indebtedness of its respective subsidiary guarantor to the extent of the lesser of the amount of such secured indebtedness and the value of the assets securing such indebtedness. Under the terms of any subsidiary guarantee, holders of the U.S. Notes (2028/33) will not be required to exercise their remedies against us before they proceed directly against the subsidiary guarantors.

Prior to May 15, 2028 in the case of the U.S. Notes (2028) or March 15, 2033 in the case of the U.S. Notes (2033) (each such date a "Par Call Date"), we may redeem the U.S. Notes (2028) or U.S. Notes (2033), as applicable, at our option, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming, in each case, that such U.S. Notes (2028/33) matured on their applicable Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 40 basis points in the case of the U.S. Notes (2028) or 45 basis points in the case of the U.S. Notes (2033), less interest accrued to the date of redemption; and (ii) 100% of the principal amount of the U.S. Notes (2028/33) to be redeemed; plus in either case, accrued and unpaid interest thereon to, but excluding the redemption date. On or after the applicable Par Call Date we may redeem the U.S. Notes (2028/33) of the applicable series, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the U.S. Notes (2028/33) being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. If the Uni-Select Acquisition is not consummated or the Arrangement is terminated, in each case, on or prior to November 27, 2023 (subject to extension to February 26, 2024 if certain regulatory approvals are not received by November 27, 2023, or such later date to which the “Outside Date” (as defined in the Arrangement as in effect on May 24, 2023) may be extended in accordance with the terms of the Arrangement), then we will be required to redeem the U.S. Notes (2033), in whole and not in part, at a redemption price of 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption.

In connection with the sale of the U.S. Notes (2028/33), we entered into a Registration Rights Agreement, dated as of May 24, 2023 (the "Registration Rights Agreement"), with the Guarantors and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the U.S. Notes (2028/33) identified therein. Under the Registration Rights Agreement the Company and the Guarantors have agreed to (i) file a registration statement on an appropriate registration form with respect to a registered offer to exchange each series of U.S. Notes (2028/33) and related guarantees for new notes of such series (the “Exchange Notes”) and new related guarantees, which will have terms substantially identical in all material respects to the applicable series of U.S. Notes (2028/33) (except that the Exchange Notes will not contain terms with respect to transfer restrictions and Additional Interest (as defined below)) and (ii) cause such exchange offer registration statement to be declared effective under the Securities Act within 330 days after the issue date of the U.S. Notes (2028/33). A "Registration Default" will be deemed to occur if (x) we have not exchanged Exchange Notes for all U.S. Notes (2028/33) validly tendered in accordance with the terms of an exchange offer within 365 days after the issue date of the U.S. Notes (2028/33); (y) if required, we have not had a shelf registration statement declared effective under the Securities Act within 270 days after the date, if any, on which we became obligated to file the shelf registration statement pursuant to the registration rights agreement; or (z) if applicable, a shelf registration statement covering resales of the notes has been declared effective and such shelf registration statement ceases to be effective or the prospectus contained therein ceases to be usable at any time during the effectiveness period and such failure to remain effective or usable exists for more than 90 days (whether or not consecutive) in any 12-month period (subject to certain exceptions); additional interest ("Additional Interest") will accrue on the principal amount of the applicable U.S. Notes (2028/33) which have not been registered and/or exchanged at a rate of 0.25% per annum during the 90-day period beginning on the day immediately following the occurrence of any Registration Default, which rate will, after such 90-day period, increase to a maximum of 0.50% per annum thereafter commencing on the day immediately following such Registration Default.

Interest on the U.S. Notes (2028/33) is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. Interest on our 3.88% senior notes due April 2024 (the "Euro Notes (2024)") and our 4.13% senior notes due April 2028 (the "Euro Notes (2028)") are payable in arrears on April 1 and October 1 of each year.

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

Derivative Instruments Designated as Cash Flow Hedges

In February 2023, we entered into interest rate swap agreements to mitigate the risk of changing interest rates on our variable interest rate payments related to borrowings under our Senior Unsecured Credit Agreement. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive a variable interest rate based on term SOFR that matches a contractually specified rate under the Senior Unsecured Credit Agreement. The agreements include a total $400 million notional amount maturing in February 2025 with a weighted average fixed interest rate of 4.63% and a total $300 million notional amount maturing in February 2026 with a weighted average fixed interest rate of 4.23%. Changes in the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss and reclassified to Interest expense when the hedged interest payments affect earnings. The activity related to the interest rate swaps is classified in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows as the activity relates to normal recurring settlements to match interest payments.

In March 2023, we entered into forward starting interest rate swaps to hedge the risk of changes in interest rates related to forecasted debt issuance to finance a portion of the Uni-Select Acquisition. These swaps were settled in May 2023 after issuance of the U.S. Notes (2028/33), resulting in total payments of $13 million. See Note 16, "Long-Term Obligations" for additional information related to the offering of the U.S. Notes (2028/33). Changes in the fair value of the interest rate swaps were recorded in Accumulated other comprehensive loss and the fair value at the termination date will be reclassified to Interest expense over the term of the debt. Payments made to settle the forward starting interest swaps were classified in financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows as these payments were related to the forecasted debt issuance.

All of our interest rate swap contracts have been executed with counterparties that we believe are creditworthy, and we closely monitor the credit ratings of these counterparties.

As of June 30, 2023, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions) (there were no such hedges as of December 31, 2022):

	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$700	Other noncurrent assets	$4

The activity related to our cash flow hedges is included in Note 14, "Accumulated Other Comprehensive Loss." As of June 30, 2023, we estimate that $3 million of derivative gains (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Derivative Instruments Not Designated as Hedges

To manage the foreign currency exposure related to the Uni-Select Acquisition purchase price (denominated in CAD), we entered into foreign exchange contracts in March to purchase CAD 1.6 billion for approximately $1.2 billion. These contracts are set to expire on September 29, 2023. These contracts do not qualify for hedge accounting, and therefore, the contracts are adjusted to fair value through the results of operations as of each balance sheet date. As of June 30, 2023, the fair value of these foreign exchange contracts was $46 million and is recorded within Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets, with corresponding amounts recorded to Gains on foreign exchange contracts - acquisition related on the Unaudited Condensed Consolidated Statements of Income of $23 million and $46 million for the three and six months ended June 30, 2023, respectively.

Additionally, we hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at June 30, 2023 and December 31, 2022, along with the effect on our results of operations during the three and six months ended June 30, 2023 and 2022, were not material.

Gross vs. Net Presentation for Derivative Instruments

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge and other derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in an immaterial decrease to Prepaid expenses and other current assets and Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets at June 30, 2023.

Note 18. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and six months ended June 30, 2023, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value (in millions):

	June 30, 2023	December 31, 2022
Assets:
Foreign currency forward contracts (Level 2)	$46	$—
Interest rate swaps (Level 2)	4	—
Total Assets	$50	$—
Liabilities:
Contingent consideration liabilities (Level 3)	$8	$7
Total Liabilities	$8	$7

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of June 30, 2023, the fair value of the Senior Unsecured Credit Agreement borrowings reasonably approximated the carrying value of $1,726 million. As of December 31, 2022, the fair value of the Prior Credit Agreement borrowings reasonably approximated the carrying value of $1,786 million. As of June 30, 2023, the fair values of the U.S. Notes (2028) and U.S. Notes (2033) were approximately $795 million and $600 million, respectively, compared to carrying values of $800 million and $600 million, respectively. As of June 30, 2023 and December 31, 2022, the fair values of the Euro Notes (2024) were approximately $544 million and $535 million, respectively, compared to carrying values of $545 million and $535 million, respectively. As of June 30, 2023 and December 31, 2022, the fair values of the Euro Notes (2028) were $267 million and $254 million, respectively, compared to carrying values of $273 million and $268 million, respectively.

The fair value measurements of the borrowings under the credit agreements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2023 and December 31, 2022 to assume these obligations. The fair values of the U.S. Notes (2028), U.S. Notes (2033), Euro Notes (2024) and Euro Notes (2028) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

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

As of June 30, 2023 and December 31, 2022, the aggregate funded status of the defined benefit plans was a liability of $73 million and $72 million, respectively, and is reported in Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

Net periodic benefit cost for our defined benefit plans were insignificant for each of the three and six-month periods ended June 30, 2023 and 2022. The service cost component is recorded in Selling, general and administrative ("SG&A") expenses, while the other components are recorded to Interest income and other income, net on the Unaudited Condensed Consolidated Statements of Income.

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

Our effective income tax rate for the six months ended June 30, 2023 was 27.1%, compared to 24.1% for the six months ended June 30, 2022. The increase in the effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily attributable to: (i) net favorable discrete items representing a 1.2% rate benefit in the prior year, primarily related to the sale of PGW in the second quarter of 2022, (ii) unfavorable rate effects, including non-deductible transaction costs and negative impacts on foreign tax credit availability, of 0.5% caused by Uni-Select related transaction activity, and (iii) geographic distribution of income favoring higher rate jurisdictions in 2023.

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

Note 21. Segment and Geographic Information

We have four operating segments: Wholesale - North America, Europe, Specialty, and Self Service, each of which is presented as a reportable segment.

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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended June 30, 2023
Revenue:
Third Party	$1,199	$1,638	$442	$169	$—	$3,448
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,199	$1,638	$443	$169	$(1)	$3,448
Segment EBITDA	$248	$188	$42	$7	$—	$485
Total depreciation and amortization (1)	20	39	8	3	—	70
Three Months Ended June 30, 2022
Revenue:
Third Party	$1,144	$1,477	$512	$208	$—	$3,341
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,144	$1,477	$513	$208	$(1)	$3,341
Segment EBITDA	$214	$160	$69	$32	$—	$475
Total depreciation and amortization (1)	18	39	7	4	—	68

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Six Months Ended June 30, 2023
Revenue:
Third Party	$2,428	$3,193	$838	$338	$—	$6,797
Intersegment	—	—	2	—	(2)	—
Total segment revenue	$2,428	$3,193	$840	$338	$(2)	$6,797
Segment EBITDA	$500	$339	$73	$29	$—	$941
Total depreciation and amortization (1)	39	73	16	7	—	135
Six Months Ended June 30, 2022
Revenue:
Third Party	$2,345	$2,965	$972	$407	$—	$6,689
Intersegment	—	—	2	—	(2)	—
Total segment revenue	$2,345	$2,965	$974	$407	$(2)	$6,689
Segment EBITDA	$432	$291	$127	$72	$—	$922
Total depreciation and amortization (1)	37	73	15	8	—	133
(1)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold, SG&A expenses and Restructuring and transaction related expenses.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income attributable to LKQ stockholders excluding discontinued operations; depreciation, amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for and subsequent adjustments to reserves for asset recoverability and expenditures to support our employees and their families).

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$282	$420	$552	$693
Less: net income attributable to continuing noncontrolling interest	1	—	1	—
Net income attributable to LKQ stockholders	281	420	551	693
Less: net income from discontinued operations	—	—	—	4
Net income from continuing operations attributable to LKQ stockholders	281	420	551	689
Adjustments - continuing operations attributable to LKQ stockholders:
Depreciation and amortization	70	68	135	133
Interest expense, net of interest income	42	14	75	29
Loss on debt extinguishment	—	—	1	—
Provision for income taxes	109	127	203	216
Equity in earnings of unconsolidated subsidiaries (1)	(2)	(4)	(5)	(6)
Gains on foreign exchange contracts - acquisition related (2)	(23)	—	(46)	—
Equity investment fair value adjustments	—	2	1	3
Restructuring and transaction related expenses (3)	8	4	26	7
Gain on disposal of businesses (4)	—	(155)	—	(155)
Losses on previously held equity interests	—	—	—	1
Direct impacts of Ukraine/Russia conflict (5)	—	(1)	—	5
Segment EBITDA	$485	$475	$941	$922
(1)    Refer to Note 8, "Equity Method Investments" for further information.
(2)    Refer to Note 3, "Uni-Select Acquisition" and Note 17, "Derivative Instruments and Hedging Activities" for further information.
(3)    Refer to Note 11, "Restructuring and Transaction Related Expenses" for further information.
(4)    Refer to "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures" for further information.
(5)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (receivables and inventory) and expenditures to support our employees and their families in Ukraine.

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capital Expenditures
Wholesale - North America	$16	$16	$36	$45
Europe	23	19	56	42
Specialty	5	4	18	8
Self Service	22	1	26	4
Total capital expenditures	$66	$40	$136	$99

The following table presents assets by reportable segment (in millions):

	June 30, 2023	December 31, 2022
Receivables, net of allowance for credit losses
Wholesale - North America	$399	$351
Europe	700	547
Specialty	147	92
Self Service	11	8
Total receivables, net of allowance for credit losses	1,257	998
Inventories
Wholesale - North America	857	822
Europe	1,381	1,418
Specialty	390	469
Self Service	53	43
Total inventories	2,681	2,752
Property, plant and equipment, net
Wholesale - North America	502	505
Europe	587	547
Specialty	101	94
Self Service	108	90
Total property, plant and equipment, net	1,298	1,236
Operating lease assets, net
Wholesale - North America	566	541
Europe	484	466
Specialty	85	85
Self Service	142	135
Total operating lease assets, net	1,277	1,227
Other unallocated assets	7,642	5,825
Total assets	$14,155	$12,038

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

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	June 30, 2023	December 31, 2022
Long-lived assets
United States	$1,420	$1,371
Germany	309	290
United Kingdom	272	256
Other countries	574	546
Total long-lived assets	$2,575	$2,463

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

We are organized into four operating segments: Wholesale - North America, Europe, Specialty, and Self Service, each of which is presented as a reportable segment.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2022 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2023.

Financial Information by Geographic Area

See Note 10, "Revenue Recognition" and Note 21, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

1 LKQ Europe Plan

We have undertaken the 1 LKQ Europe plan to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year plan, we expect to recognize the following:

•Restructuring expenses — Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe plan from which the business will derive no ongoing benefit. See Note 11, "Restructuring and Transaction Related Expenses” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

•Transformation expenses — Period costs incurred to execute the 1 LKQ Europe plan that are expected to contribute to ongoing benefits to the business (e.g. non-capitalizable implementation costs related to a common ERP platform). These expenses are recorded in SG&A expenses.

•Transformation capital expenditures — Capitalizable costs for long-lived assets, such as software and facilities, that directly relate to the execution of the 1 LKQ Europe plan.

Costs related to the 1 LKQ Europe plan are reflected in SG&A expenses, Restructuring and transaction related expenses and Purchases of property, plant and equipment in our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2027. We extended the completion date from 2025 to 2027 based on a detailed project review, after which we concluded that the common ERP system implementation would require additional time to allow for operational process reengineering to support further standardization across the segment. The extended implementation schedule and incremental process reengineering work will help to minimize potential business disruptions but will increase the overall cost estimate by $85 million. We expect to achieve additional cost benefits through expanded application of shared services and productivity improvements along with working capital reductions related to inventory rationalization. We are currently realizing a portion of the benefits of the 1 LKQ Europe plan and expect to achieve further margin expansion during the implementation period. During the three and six months ended June 30, 2023, we incurred $7 million and $13 million, respectively, in costs across all three categories noted above. We expect that costs of the plan, reflecting all three categories noted above, will range between $125 million to $155 million for 2023 through the projected plan completion date in 2027. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe plan that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the project to continue to enable trade working capital and productivity initiatives that will help fund the project cost.

Ukraine/Russia Conflict

The Russian invasion of Ukraine and resulting global governmental response impacted our business in 2022, and are expected to continue to impact our business in 2023. Governmental sanctions imposed on Russia have restricted our ability to sell to and collect from customers based in Russia and Belarus, and Russian military activity in Ukrainian territory has temporarily changed the way in which we operate in Ukraine. Many of our branches in Ukraine have remained open, although operating at less than full capacity, during the conflict, while others have closed temporarily. We expect to continue operating in this manner unless conditions change. We currently do not expect the conflict to have a material impact on our ongoing results of operations or cash flows. Our operations in Ukraine represented less than 1% of both our total annual revenue and total annual operating profit for fiscal year 2022 and comprised approximately $75 million of total assets as of June 30, 2023. In addition, LKQ revenue from customers in Russia and Belarus represented less than 0.3% of our total revenue in 2021. As future developments in the conflict are difficult to predict and outside of our control, it is possible that estimates underlying our financial statements may change significantly in future periods.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.0%	59.1%	59.0%	59.3%
Gross margin	41.0%	40.9%	41.0%	40.7%
Selling, general and administrative expenses	27.2%	26.8%	27.5%	27.2%
Restructuring and transaction related expenses	0.2%	0.1%	0.4%	0.1%
Gain on disposal of businesses	—%	(4.6)%	—%	(2.3)%
Depreciation and amortization	1.8%	1.8%	1.7%	1.8%
Operating income	11.8%	16.7%	11.4%	13.9%
Total other expense, net	0.5%	0.5%	0.3%	0.5%
Income from continuing operations before provision for income taxes	11.3%	16.3%	11.0%	13.4%
Provision for income taxes	3.2%	3.8%	3.0%	3.2%
Equity in earnings of unconsolidated subsidiaries	—%	0.1%	0.1%	0.1%
Income from continuing operations	8.2%	12.6%	8.1%	10.3%
Net income from discontinued operations	—%	—%	—%	0.1%
Net income	8.2%	12.6%	8.1%	10.4%
Less: net income attributable to continuing noncontrolling interest	—%	—%	—%	—%
Net income attributable to LKQ stockholders	8.1%	12.6%	8.1%	10.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
	2023	2022	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,259	$3,092	4.8%	—%	0.6%	5.4%
Other revenue	189	249	(19.4)%	(4.3)%	(0.2)%	(23.9)%
Total revenue	$3,448	$3,341	3.0%	(0.4)%	0.5%	3.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 5.4% represented increases in segment revenue of 11.1% in Europe, 6.7% in Wholesale - North America, and 4.7% in Self Service, partially offset by a decrease of 13.5% in Specialty. This overall increase was driven by organic parts and services revenue growth of 4.8% (5.4% on a per day basis) and a 0.6% increase due to fluctuations in foreign exchange rates. The decrease in other revenue of 23.9% was primarily driven by a decrease in organic revenue of $48 million due to unfavorable movements in precious metals and scrap steel prices compared to the prior year period, primarily attributable to a $32 million decrease in our Self Service segment and a $15 million decrease in our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue decreased to 59.0% of revenue in the three months ended June 30, 2023 from 59.1% of revenue in the three months ended June 30, 2022. Cost of goods sold reflects decreases of 0.5% related to improved gross margin in our Wholesale - North America segment and 0.3% attributable to mix primarily due to a decline in revenue in our Specialty segment, partially offset by increases of 0.5% from our Specialty segment and 0.3% from our Self Service segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Selling, General and Administrative Expenses

Our SG&A expenses as a percentage of revenue increased to 27.2% in the three months ended June 30, 2023 from 26.8% in the three months ended June 30, 2022. The SG&A expense increase primarily reflects impacts of 0.4% related to mix and 0.3% in our Self Service segment, partially offset by a 0.2% decrease in our Europe segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Three Months Ended June 30,
	2023		2022		Change
Restructuring expenses	$2	(1)	$3	(2)	$(1)
Transaction related expenses	6	(3)	1	(3)	5
Restructuring and transaction related expenses	$8		$4		$4
(1)Restructuring expenses for the three months ended June 30, 2023 primarily consisted of $2 million related to our global restructuring plans.
(2)Restructuring expenses for the three months ended June 30, 2022 primarily consisted of (i) $2 million related to our acquisition integration plans and (ii) $1 million related to our global restructuring plans.
(3)Transaction related expenses for the three months ended June 30, 2023 and June 30, 2022 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select transaction costs in 2023).

See Note 11, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Gain on Disposal of Businesses

During the three months ended June 30, 2022, we recorded a $155 million pretax gain ($127 million after tax) from the sale of PGW. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our gain on disposal of businesses.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Three Months Ended June 30,
	2023	2022	Change
Depreciation	$38	$34	$4	(1)
Amortization	23	27	(4)	(2)
Depreciation and amortization	$61	$61	$—

(1)The increase in depreciation expense primarily related to an increase in capital expenditures, primarily in our Europe segment.
(2)The decrease in amortization expense primarily related to a $3 million decrease related to software amortization.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Three Months Ended June 30,
	2023	2022	Change
Interest expense	$52	$16	$36	(1)
Gains on foreign exchange contracts - acquisition related (2)	(23)	—	(23)
Interest income and other income, net	(11)	—	(11)	(3)
Total other expense, net	$18	$16	$2
(1)Interest expense increased primarily due to (i) a $20 million increase from higher interest rates in the second quarter of 2023, (ii) a $6 million increase related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition, and (iii) a $9 million increase from higher outstanding debt primarily related to the issuance of the U.S. Notes (2028/33).
(2)Related to the Uni-Select Acquisition. See Note 3, "Uni-Select Acquisition" and Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The increase in Interest income and other income, net is primarily comprised of (i) a $9 million increase in interest income, primarily related to interest income on the proceeds from the U.S. notes (2028/33) that were invested in money market funds and (ii) a $3 million increase related to a change in our fair value adjustments for equity investments not accounted for under the equity method, partially offset by (iii) a $1 million decrease from the change in foreign currency gains and losses.

Provision for Income Taxes

Our effective income tax rate for the three months ended June 30, 2023 was 28.0%, compared to 23.4% for the three months ended June 30, 2022. The increase in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is primarily attributable to: (i) net favorable discrete items representing a 2.0% rate benefit in the prior year, primarily related to the sale of PGW in the second quarter of 2022, (ii) net unfavorable discrete items which impacted the rate by 0.7% in 2023, (iii) unfavorable rate effects, including non-deductible transaction costs and negative impacts on foreign tax credit availability, of 0.5% caused by Uni-Select related transaction activity, and (iv) geographic distribution of income favoring higher rate jurisdictions in 2023.

See Note 20, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the three months ended June 30, 2023 decreased by $2 million primarily related to the negative year over year effect resulting from the divestiture of a Self Service investment in the second quarter of 2022 and a decline in year over year results reported by Mekonomen, which is our largest equity method investment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended June 30, 2022, the Czech koruna and euro rates used to translate the 2023 statements of income increased by 6.9% and 2.3%, respectively, while the pound sterling rate was flat and the Canadian dollar rate decreased by 4.9%. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.05 on diluted earnings per share for the three months ended June 30, 2023, mostly related to the $23 million pretax gain on the foreign exchange forward contract related to the Uni-Select acquisition.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
	2023	2022	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$6,411	$6,196	6.4%	(1.7)%	(1.2)%	3.5%
Other revenue	386	493	(16.7)%	(4.6)%	(0.3)%	(21.6)%
Total revenue	$6,797	$6,689	4.7%	(1.9)%	(1.1)%	1.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 3.5% represented increases in segment revenue of 7.8% in Europe, 5.2% in Wholesale - North America, and 4.8% in Self Service, partially offset by a decrease of 13.7% in Specialty. This overall increase was driven by organic parts and services revenue growth of 6.4%, partially offset by a 1.7% net reduction from acquisitions and divestitures and a 1.2% decrease due to fluctuations in foreign exchange rates. The decrease in other revenue of 21.6% was primarily driven by a decrease in organic revenue of $82 million due to unfavorable movements in precious metals and scrap steel prices compared to the prior year period, primarily attributable to a $52 million decrease in our Self Service segment and a $29 million decrease in our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue decreased to 59.0% in the six months ended June 30, 2023 from 59.3% in the six months ended June 30, 2022. Cost of goods sold reflects decreases of 0.6% related to improved gross margin in our Wholesale - North America segment and 0.2% attributable to mix primarily due to a decline in revenue in our Specialty segment, partially offset by increases of 0.4% from our Specialty segment and 0.2% from our Self Service segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Selling, General and Administrative Expenses

Our SG&A expenses as a percentage of revenue increased to 27.5% in the six months ended June 30, 2023 from 27.2% in the six months ended June 30, 2022. The SG&A expense increase primarily reflects impacts of 0.3% related to mix and 0.2% in our Self Service segment, partially offset by a 0.4% decrease in our Europe segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Six Months Ended June 30,
	2023		2022		Change
Restructuring expenses	$10	(1)	$3	(2)	$7
Transaction related expenses	16	(3)	4	(3)	12
Restructuring and transaction related expenses	$26		$7		$19
(1)Restructuring expenses for the six months ended June 30, 2023 primarily consisted of (i) $7 million related to our global restructuring plans, (ii) $2 million related to our acquisition integration plans and (iii) $1 million related to our 1 LKQ Europe plan.
(2)Restructuring expenses for the six months ended June 30, 2022 primarily consisted of (i) $2 million related to our acquisition integration plans and (ii) $1 million related to our global restructuring plans.

(3)Transaction related expenses for the six months ended June 30, 2023 and June 30, 2022 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select transaction costs in 2023).

See Note 11, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Gain on Disposal of Businesses

During the six months ended June 30, 2022, we recorded a $155 million pretax gain ($127 million after tax) from the sale of PGW. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our gain on disposal of businesses.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Six Months Ended June 30,
	2023	2022	Change
Depreciation	$74	$70	$4	(1)
Amortization	45	50	(5)	(2)
Depreciation and amortization	$119	$120	$(1)
(1)Depreciation expense increased primarily related to an increase in capital expenditures, primarily in our Europe segment.
(2)Amortization expense decreased primarily due to a $3 million decrease related to software amortization and amortization from acquired intangibles with the remaining decrease due to individually immaterial factors.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Six Months Ended June 30,
	2023	2022	Change
Interest expense	$88	$32	$56	(1)
Gains on foreign exchange contracts - acquisition related (2)	(46)	—	(46)
Interest income and other income, net	(20)	(1)	(19)	(3)
Total other expense, net	$22	$31	$(9)
(1)Interest expense increased primarily due to (i) a $37 million increase from higher interest rates in the first half of 2023, (ii) a $9 million increase related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition, and (iii) a $9 million increase from higher outstanding debt primarily related to the issuance of the U.S. Notes (2028/33).
(2)Related to the Uni-Select Acquisition. See Note 3, "Uni-Select Acquisition" and Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The increase in Interest income and other income, net is primarily comprised of (i) a $11 million increase related to interest income, mostly related to the proceeds from the U.S. Notes (2028/33) that were invested in money market funds, (ii) a $5 million increase from funds received to settle an eminent domain matter in 2023, (iii) a $2 million change in our fair value adjustments for equity investments not accounted for under the equity method, and (iv) individually insignificant increases which in the aggregate had a $1 million impact.

Provision for Income Taxes

Our effective income tax rate for the six months ended June 30, 2023 was 27.1%, compared to 24.1% for the six months ended June 30, 2022. The increase in the effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily attributable to: (i) net favorable discrete items representing a 1.2% rate benefit in the prior year, primarily related to the sale of PGW in the second quarter of 2022, (ii) unfavorable rate effects, including non-deductible transaction costs and negative impacts on foreign tax credit availability, of 0.5% caused by Uni-Select related transaction activity, and (iii) geographic distribution of income favoring higher rate jurisdictions in 2023.

See Note 20, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the six months ended June 30, 2023 decreased by $1 million primarily related to a decline in year over year results reported by Mekonomen, which is our largest equity method investment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the six months ended June 30, 2022, the pound sterling and euro rates used to translate the 2023 statements of income decreased by 5.0% and 1.1%, respectively. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.10 on diluted earnings per share for the six months ended June 30, 2023, mostly related to the $46 million pretax gain on the foreign exchange forward contract related to the Uni-Select acquisition.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,199		$1,144		$2,428		$2,345
Europe	1,638		1,477		3,193		2,965
Specialty	442		512		838		972
Self Service	169		208		338		407
Total third party revenue	$3,448		$3,341		$6,797		$6,689
Total Revenue
Wholesale - North America	$1,199		$1,144		$2,428		$2,345
Europe	1,638		1,477		3,193		2,965
Specialty	443		513		840		974
Self Service	169		208		338		407
Eliminations	(1)		(1)		(2)		(2)
Total revenue	$3,448		$3,341		$6,797		$6,689
Segment EBITDA
Wholesale - North America	$248	20.6%	$214	18.7%	$500	20.6%	$432	18.4%
Europe	188	11.5%	160	10.8%	339	10.6%	291	9.8%
Specialty	42	9.5%	69	13.4%	73	8.7%	127	13.1%
Self Service	7	4.1%	32	15.3%	29	8.7%	72	17.6%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net income attributable to LKQ stockholders excluding discontinued operations; depreciation, amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for and subsequent adjustments to reserves for asset recoverability and expenditures to support our employees and their families). See Note 21, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Wholesale - North America	2023	2022	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$1,121	$1,050	8.3%	(1)	(1.3)%	(3)	(0.3)%	6.7%
Other revenue	78	94	(16.5)%	(2)	0.1%		(0.3)%	(16.7)%
Total third party revenue	$1,199	$1,144	6.3%		(1.2)%		(0.3)%	4.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 8.3% for the three months ended June 30, 2023 compared to the prior year period, primarily driven by pricing initiatives which focused on offsetting inflation on input costs and a net volume increase. Aftermarket collision parts volumes increased year over year due to reduced pressures on our supply chain, with the improved aftermarket inventory availability contributing to a year over year decrease in recycled parts volumes. Aftermarket collision parts volumes also grew as a result of the continued rollout of State Farm's aftermarket parts program, which began on a trial basis in June 2022 and has subsequently been expanded.
(2)Other organic revenue decreased 16.5%, or $15 million, year or year primarily related to (i) an $11 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, (ii) a $3 million decrease in revenue from scrap steel related to lower prices, partially offset by higher volumes and (iii) a $2 million decrease in revenue from other scrap (e.g., aluminum) and cores due to lower prices, partially offset by higher volumes.
(3)Acquisition and divestiture revenue was a net decrease of $15 million primarily due to the divestiture of our PGW aftermarket glass business in the second quarter of 2022. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the divestiture of PGW.

Segment EBITDA

Segment EBITDA increased $34 million, or 15.4%, in the three months ended June 30, 2023 compared to the prior year period, despite the $3 million negative year over year effect related to the PGW business, which we divested in the second quarter of 2022. The increase is attributable to higher prices on parts, improved aftermarket volumes, productivity initiatives helping to offset inflationary pressures related to product cost, and lower freight costs. The increase was partially offset by a net decrease attributable to precious metals and scrap steel prices. We estimate that precious metals and scrap steel prices had a net unfavorable effect of $7 million, or 0.4%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2022	18.7%
Increase (decrease) due to:
Change in gross margin	1.5%	(1)
Change in segment operating expenses	0.4%	(2)
Segment EBITDA for the three months ended June 30, 2023	20.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin of 1.5% was primarily driven by (i) a 0.9% benefit from lower inbound freight costs, (ii) a 0.2% mix benefit resulting from the PGW divestiture in the second quarter of 2022, and (iii) a 0.4% benefit from other factors, including pricing and productivity initiatives to offset inflationary pressures related to product cost.
(2)    The decrease in segment operating expenses as a percentage of revenue primarily reflects (i) a favorable impact of 0.8% from decreased freight, vehicle, and fuel costs, partially offset by (ii) 0.4% from higher personnel costs primarily driven by inflation in salaries and wages and increased travel expenses.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2023	2022	Organic		Acquisition and Divestiture	Foreign Exchange (2)	Total Change
Parts & services revenue	$1,633	$1,470	8.5%	(1)	0.9%	1.6%	11.1%
Other revenue	5	7	(24.1)%		(0.2)%	(1.9)%	(26.2)%
Total third party revenue	$1,638	$1,477	8.4%		0.9%	1.6%	10.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended June 30, 2023 increased by 8.5% (9.8% on a per day basis), primarily driven by pricing initiatives across all geographies to offset increased costs resulting from inflationary pressures and to a lesser extent, higher volumes.
(2)Exchange rates increased our revenue growth by $24 million, or 1.6%, primarily due to the weaker U.S. dollar against the euro and Czech koruna for the three months ended June 30, 2023 relative to the prior year period.

Segment EBITDA

Segment EBITDA increased $28 million, or 18.0%, in the three months ended June 30, 2023 compared to the prior year period. On a constant currency basis (i.e., excluding translation impact), Segment EBITDA increased by $27 million, or 17.4%, compared to the prior year period. The increase in dollar terms is attributable to organic revenue growth of $124 million and margin expansion from favorable leverage effects and productivity initiatives. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended June 30, 2023.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2022	10.8%
Increase (decrease) due to:
Change in gross margin	0.2%	(1)
Change in segment operating expenses	0.5%	(2)
Change in other expense, net	(0.1)%
Segment EBITDA for the three months ended June 30, 2023	11.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin was primarily attributable to favorable impacts of customer price increases and other margin improvement initiatives to offset increased costs resulting from inflationary pressures.
(2)    The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.3% from personnel costs due to improved leverage on higher revenues and productivity initiatives, (ii) 0.3% from freight costs due to favorable pricing in the current year, partially offset by (iii) other individually immaterial factors representing a 0.1% unfavorable impact in the aggregate.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2023	2022	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$442	$512	(12.9)%	(0.2)%	(0.5)%	(13.5)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$442	$512	(12.9)%	(0.2)%	(0.5)%	(13.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended June 30, 2023 decreased by 12.9% primarily due to demand softness in the recreational vehicle ("RV") product line, as RV unit retail sales and wholesale shipments have declined year over year.

Segment EBITDA

Segment EBITDA decreased $27 million, or 38.8%, in the three months ended June 30, 2023 compared to the prior year period primarily due to the organic revenue decline and the negative leverage effect on overhead expenses.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2022	13.4%
Increase (decrease) due to:
Change in gross margin	(3.7)%	(1)
Change in segment operating expenses	(0.2)%	(2)
Segment EBITDA for the three months ended June 30, 2023	9.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin primarily was driven by (i) product channel mix toward lower margin auto and marine products and (ii) increased competitive pricing due to broader availability of inventory among competitors in the market.
(2)    The increase in segment operating expenses as a percentage of revenue was due to a negative leverage effect as operating expenses decreased at a lower rate than the decline in organic revenue.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Self Service	2023	2022	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$63	$60	4.7%	(1)	—%	—%	4.7%
Other revenue	106	148	(20.9)%	(2)	(7.3)%	—%	(28.3)%
Total third party revenue	$169	$208	(13.6)%		(5.2)%	—%	(18.8)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 4.7% for the three months ended June 30, 2023 compared to the prior year period, primarily driven by pricing initiatives which focused on offsetting inflation on input costs resulting from greater competition for vehicles.

(2)Other organic revenue decreased 20.9%, or $32 million, year over year due to (i) a $21 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, (ii) a $12 million decrease in revenue from scrap steel related to lower prices and slightly lower volumes, partially offset by (iii) a $1 million increase in revenue from other scrap (including aluminum) and cores primarily due to higher volumes partially offset by lower prices.
(3)Acquisition and divestiture revenue was a decrease of $11 million, or 5.2% due to the divestiture of a business in the third quarter of 2022.

Segment EBITDA

Segment EBITDA decreased $25 million, or 78.5%, in the three months ended June 30, 2023 compared to the prior year period. The decrease is driven by the decline in revenue due to unfavorable movements in commodity prices compared to the prior year period and gross margin compression as vehicle procurement costs have decreased at a lesser rate than commodity prices. In addition, decreases in precious metals prices contributed an estimated $15 million decline in Segment EBITDA relative to the three months ended June 30, 2022. During the three months ended June 30, 2023, scrap steel prices had an $2 million unfavorable impact on Segment EBITDA, compared to a $3 million favorable impact during the three months ended June 30, 2022. The unfavorable impacts for the three months ended June 30, 2023 resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2022	15.3%
Increase (decrease) due to:
Change in gross margin	(6.0)%	(1)
Change in segment operating expenses	(5.1)%	(2)
Change in other expense, net	(0.1)%
Segment EBITDA for the three months ended June 30, 2023	4.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin primarily reflects (i) an unfavorable impact of 3.7% resulting from movements in metals prices and (ii) an unfavorable impact resulting from vehicle procurement costs decreasing at a lesser rate than commodity prices.
(2)    The increase in segment operating expenses as a percentage of revenue reflects (i) a negative leverage effect of 6.2% from decreases in metals revenue partially offset by (ii) other individually immaterial factors representing a 1.1% favorable impact in the aggregate.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Wholesale - North America	2023	2022	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$2,269	$2,156	11.4%	(1)	(5.9)%	(3)	(0.3)%	5.2%
Other revenue	159	189	(15.4)%	(2)	—%		(0.3)%	(15.7)%
Total third party revenue	$2,428	$2,345	9.3%		(5.4)%		(0.3)%	3.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 11.4% for the six months ended June 30, 2023 compared to the prior year period, primarily driven by pricing initiatives which focused on offsetting inflation on input costs and a net volume increase. Aftermarket collision parts volumes increased year over year due to reduced pressures on our supply chain, with the improved aftermarket inventory availability contributing to a year over year decrease in recycled parts volumes. Aftermarket collision parts volumes also grew as a result of the continued rollout of State Farm's aftermarket parts program, which began on a trial basis in June 2022 and has subsequently been expanded.
(2)Other organic revenue decreased 15.4%, or $29 million, primarily related to (i) a $23 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, (ii) a $4 million decrease in revenue from scrap steel related to lower prices, partially offset by higher volumes and (iii) a $3 million decrease in revenue from other scrap (e.g., aluminum) and cores due to lower prices, partially offset by higher volumes.
(3)Acquisition and divestiture revenue was a net decrease of $128 million primarily due to the divestiture of our PGW aftermarket glass business in the second quarter of 2022. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 2, "Discontinued Operations and Divestitures" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the divestiture of PGW.

Segment EBITDA

Segment EBITDA increased $68 million, or 15.5%, in the six months ended June 30, 2023 compared to the prior year period, despite the $19 million negative year over year effect related to the PGW business, which we divested in the second quarter of 2022. The increase is attributable to higher prices on parts, improved aftermarket volumes, productivity initiatives helping to offset inflationary pressures related to product cost, and lower freight costs. The increase was partially offset by a net decrease attributable to precious metals and scrap steel. We estimate that precious metals and scrap steel pricing had a net unfavorable effect of $15 million, or 0.4%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2022	18.4%
Increase (decrease) due to:
Change in gross margin	1.7%	(1)
Change in segment operating expenses	0.2%	(2)
Change in other income and expenses, net	0.3%	(3)
Segment EBITDA for the six months ended June 30, 2023	20.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The increase in gross margin of 1.7% was driven by (i) a 0.9% benefit from lower inbound freight costs, (ii) a 0.4% mix benefit resulting from the PGW divestiture in the second quarter of 2022, and (iii) a 0.4% benefit from other factors, including pricing and productivity initiatives to offset inflationary pressures related to product cost.

(2)The decrease in segment operating expenses as a percentage of revenue reflects the favorable impact of (i) 0.8% from decreased freight, vehicle, and fuel costs, partially offset by (ii) 0.4% from higher charitable contributions, and (iii) other individually immaterial factors representing a 0.2% unfavorable impact in the aggregate.
(3)The favorable impact in other income and expenses, net was primarily related to funds received to settle an eminent domain matter in 2023.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2023	2022	Organic		Acquisition and Divestiture	Foreign Exchange (2)	Total Change
Parts & services revenue	$3,181	$2,951	9.1%	(1)	0.8%	(2.2)%	7.8%
Other revenue	12	14	(12.7)%		—%	(5.0)%	(17.6)%
Total third party revenue	$3,193	$2,965	9.0%		0.8%	(2.2)%	7.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the six months ended June 30, 2023 increased by 9.1%, primarily driven by pricing initiatives across all geographies to offset increased costs resulting from inflationary pressures and to a lesser extent, higher volumes.
(2)Exchange rates decreased our revenue growth by $64 million, or 2.2%, primarily due to the stronger U.S. dollar against the euro and pound sterling for the six months ended June 30, 2023 relative to the prior year period.

Segment EBITDA

Segment EBITDA increased $48 million, or 16.6%, in the six months ended June 30, 2023 compared to the prior year period. On a constant currency basis (i.e., excluding translation impact), Segment EBITDA increased by $56 million, or 19.1%, compared to the prior year period. The increase in dollar terms is attributable to organic revenue growth of $268 million and margin expansion from favorable leverage effects and productivity initiatives. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the six months ended June 30, 2023.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2022	9.8%
Increase (decrease) due to:
Change in gross margin	0.1%	(1)
Change in segment operating expenses	0.8%	(2)
Segment EBITDA for the six months ended June 30, 2023	10.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The increase in gross margin was primarily attributable to favorable impacts of year to date customer price increases and other margin improvement initiatives to offset increased costs resulting from inflationary pressures.
(2)The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.5% from personnel costs due to improved leverage on higher revenues and productivity initiatives and (ii) other individually immaterial factors representing a 0.5% favorable impact in the aggregate, partially offset by (iii) an unfavorable impact of 0.2% due to higher facility costs primarily due to inflationary pressures.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2023	2022	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$838	$972	(13.2)%	(0.1)%	(0.5)%	(13.7)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$838	$972	(13.2)%	(0.1)%	(0.5)%	(13.7)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the six months ended June 30, 2023, decreased by 13.2% primarily due to demand softness in the RV product line, as RV unit retail sales and wholesale shipments have declined year over year.

Segment EBITDA

Segment EBITDA decreased $54 million, or 42.2%, in the six months ended June 30, 2023 compared to the prior year period primarily due to the organic revenue decline and the negative effect of inflation on overhead expenses.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2022	13.1%
Increase (decrease) due to:
Change in gross margin	(3.5)%	(1)
Change in segment operating expenses	(0.9)%	(2)
Segment EBITDA for the six months ended June 30, 2023	8.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin primarily was driven by (i) product channel mix toward lower margin auto and marine products and (ii) increased competitive pricing due to broader availability of inventory among competitors in the market.
(2)    The increase in segment operating expenses as a percentage of revenue was due to a negative leverage effect as operating expenses decreased at a lower rate than the decline in organic revenue. The major contributing expense category was facility expenses (0.3%) with all other operating expense categories in the aggregate contributing to the remaining 0.6%.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Self Service	2023	2022	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$123	$117	4.8%	(1)	—%	—%	4.8%
Other revenue	215	290	(17.8)%	(2)	(7.8)%	—%	(25.6)%
Total third party revenue	$338	$407	(11.3)%		(5.6)%	—%	(16.9)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 4.8% for the six months ended June 30, 2023 compared to the prior year period, primarily driven by pricing initiatives which focused on offsetting inflation on input costs resulting from greater competition for vehicles.

(2)Other organic revenue decreased 17.8%, or $52 million, year over year due to (i) a $38 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, (ii) a $17 million decrease in revenue from scrap steel related to lower prices and slightly lower volumes, partially offset by (iii) a $3 million increase in revenue from other scrap (including aluminum) and cores primarily related to higher volumes, partially offset by lower prices.
(3)Acquisition and divestiture revenue was a decrease of $23 million, or 5.6% due to the divestiture of a business in the third quarter of 2022.

Segment EBITDA

Segment EBITDA decreased $43 million, or 59.1%, in the six months ended June 30, 2023 compared to the prior year period. The decrease is driven by the decline in revenue due to unfavorable movements in commodity prices compared to the prior year period and gross margin compression as vehicle procurement costs have decreased at a lesser rate than commodity prices. In addition, decreases in precious metals prices contributed an estimated $30 million decline in Segment EBITDA relative to the six months ended June 30, 2022. Net sequential changes in scrap steel prices partially offset the impact of the decline in precious metals prices. During the six months ended June 30, 2023, scrap steel prices had an $9 million favorable impact on Segment EBITDA, compared to a $5 million favorable impact during the six months ended June 30, 2022. The favorable impacts for the six months ended June 30, 2023 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2022	17.6%
Increase (decrease) due to:
Change in gross margin	(3.9)%	(1)
Change in segment operating expenses	(5.0)%	(2)
Segment EBITDA for the six months ended June 30, 2023	8.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin reflects an unfavorable impact resulting from vehicle procurement costs decreasing at a lesser rate than commodity prices.
(2)The increase in segment operating expenses as a percentage of revenue reflects (i) a negative leverage effect of 5.3% from decreases in metals revenue, partially offset by (ii) other individually immaterial factors representing a 0.3% favorable impact in the aggregate.

Liquidity and Capital Resources

The following table summarizes liquidity data as of the dates indicated (in millions):

	Adjusted(7)				Adjusted(5)
	June 30, 2023		June 30, 2023		December 31, 2022		December 31, 2022
Cash and cash equivalents	$519		$1,904	(3)	$278		$278
Total debt	2,645	(4)	4,030	(4)	2,662	(6)	2,662	(4)
Current maturities (1)	579		579		34		34
Capacity under credit facilities (2)	2,000		2,000		2,000		3,150
Availability under credit facilities (2)	700		700		645		1,295
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,219		2,604	(3)	923		1,573
(1)     Debt amounts reflect the gross values to be repaid in the next 12 months (excluding immaterial amounts of debt issuance costs as of June 30, 2023 and December 31, 2022).
(2)    Capacity under credit facilities includes our revolving credit facilities, and availability under credit facilities is reduced by our outstanding letters of credit.

(3)    Includes $1,385 million of net proceeds from the issuance of senior notes related to the Uni-Select Acquisition.
(4)    Debt amounts reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discount of $30 million and $6 million as of June 30, 2023 and December 31, 2022, respectively).
(5)    Amounts presented represent the termination of the Prior Credit Agreement and inclusion of the Senior Unsecured Credit Agreement as if both were in effect as of December 31, 2022. See Note 16, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(6)    Debt amount presented above reflects the gross values to be repaid (excluding debt issuance costs of $13 million as of December 31, 2022).
(7)    Amounts presented exclude $1,385 million of cash balances internally designated to be used in conjunction with completing the Uni-Select Acquisition and the corresponding impact on total debt. See Note 3, "Uni-Select Acquisition" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

As of June 30, 2023, we had debt outstanding and additional available sources of financing as follows:

•Senior unsecured credit facilities, composed of term loans totaling $500 million (all of which was outstanding at June 30, 2023) and $2,000 million in available revolving credit ($1,226 million outstanding at June 30, 2023), bearing interest at variable rates, with availability reduced by $74 million of amounts outstanding under letters of credit
•U.S. Notes (2028) totaling $800 million, maturing in June 2028 and bearing interest at a 5.75% fixed rate
•U.S. Notes (2033) totaling $600 million, maturing in June 2033 and bearing interest at a 6.25% fixed rate with a special mandatory redemption clause. See Note 16, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the special mandatory redemption clause.
•Euro Notes (2024) totaling $545 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate
•Euro Notes (2028) totaling $273 million (€250 million), maturing in April 2028 and bearing interest at a 4.125% fixed rate

We had approximately $700 million available under our credit facilities in place as of June 30, 2023. Combined with $1,904 million of cash and cash equivalents at June 30, 2023, we had approximately $2,604 million in available liquidity, an increase of $1,031 million from our available liquidity as of December 31, 2022, primarily as a result of the net proceeds received from the issuance of the U.S. Notes (2028/33) reserved for completing the Uni-Select transaction and held in a money market account, partially offset by reducing our overall credit facility capacity by $650 million after entering into the Senior Unsecured Credit Agreement. Excluding the cash balances internally designated to be used in conjunction with completing the Uni-Select Acquisition, we had $519 million of cash and cash equivalents at June 30, 2023 bringing available liquidity to approximately $1,219 million, a decrease of $354 million from our available liquidity as of December 31, 2022 primarily due to the reduction in the size of our overall credit facility by $650 million in January.

The Uni-Select Acquisition is expected to close on or around August 1, 2023. As of June 30, 2023, we have the following arrangements in place to finance the transaction:

•Gross proceeds from the issuance of senior unsecured notes of $1,400 million consisting of U.S. Notes (2028) of $800 million and U.S. Notes (2033) of $600 million;
•Canadian dollar delayed draw term loan of up to CAD 700 million scheduled to mature three years from the date of funding (i.e. the business day prior to the acquisition closing date), bearing interest at variable rates. We issued a borrowing request on July 26, 2023 for the full amount in anticipation of closing early August 2023; and
•We anticipate funding the remainder of the purchase price with borrowings under our revolving credit facility and/or cash on hand. We initiated borrowings on our revolving credit facility for approximately $150 million on July 26, 2023 in anticipation of closing early August 2023.

We believe that our current liquidity, cash expected to be generated by operating activities in future periods and access to capital markets will be sufficient to meet our current operating and capital requirements. However, as noted, we have accessed additional financing sources to fund the Uni-Select transaction. Our capital allocation strategy includes spending to support growth driven capital projects, complete synergistic acquisitions, and return stockholder value through the payment of dividends and repurchasing shares of our common stock.

A summary of the dividend activity for our common stock for the six months ended June 30, 2023 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.275	February 21, 2023	March 16, 2023	March 30, 2023
$0.275	April 25, 2023	May 18, 2023	June 1, 2023

On July 25, 2023, our Board of Directors declared a quarterly cash dividend of $0.275 per share of common stock, payable on August 31, 2023, to stockholders of record at the close of business on August 17, 2023.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $2,604 million of total liquidity ($1,219 million adjusted for the cash balances reserved for the Uni-Select Acquisition) as of June 30, 2023 and $579 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our total liquidity includes availability under our Senior Unsecured Credit Agreement, which includes two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per the Senior Unsecured Credit Agreement and differ in specified ways from comparable US GAAP or common usage terms. We were in compliance with all applicable covenants under our Senior Unsecured Credit Agreement as of June 30, 2023. The required debt covenants per the Senior Unsecured Credit Agreement and our actual ratios with respect to those covenants are as follows as of June 30, 2023:

	Covenant Level	Ratio Achieved as of June 30, 2023
Maximum total leverage ratio	4.00 : 1.00	2.3
Minimum interest coverage ratio	3.00 : 1.00	15.4

The total leverage ratio increased from 1.6 as of March 31, 2023 as we added debt from the U.S. Notes (2028/33) without any EBITDA from the Uni-Select transaction, which will be included after closing the acquisition. The spread applied to the interest rate on our credit facility borrowings will increase in the third quarter as a result of the total leverage ratio rising above 2.0.

The indentures relating to our U.S. Notes and Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds under the Senior Unsecured Credit Agreement. The indentures do not prohibit amendments to the financial covenants under the credit facility as needed.

While we believe that we have adequate capacity under our existing credit facilities to finance our current operations, from time to time we may need to raise additional funds through public or private financing, strategic relationships or modification of our existing credit facilities such as to finance the Uni-Select Acquisition and to likely refinance the Euro Notes (2024). There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

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

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.4% at June 30, 2023. Including our senior notes, our overall weighted average interest rate on borrowings was 5.3% at June 30, 2023. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at Secured Overnight Financing Rate (i.e. SOFR) plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. See Note 16, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest. The interest rate swaps are described in Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had outstanding credit agreement borrowings (including both term loans and revolving credit facilities) of $1,726 million and $1,786 million at June 30, 2023 and December 31, 2022, respectively. Of these amounts, there were no current maturities at June 30, 2023 or December 31, 2022. Current maturities include the 3.875% €500 million Euro Notes (2024) due on April 1, 2024, which we intend to refinance through the issuance of a new debt instrument prior to the scheduled maturity.

The scheduled maturities of long-term obligations outstanding at June 30, 2023 are as follows (in millions):

Amount
Six months ending December 31, 2023 (1)	$22
Years ending December 31:
2024	571
2025	13
2026	507
2027	6
Thereafter	2,911
Total debt (2)	$4,030
(1)Long-term obligations maturing by December 31, 2023 include $8 million of short-term debt that may be extended beyond the current year ending December 31, 2023.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discount of $30 million as of June 30, 2023).

As of June 30, 2023, the Company had cash and cash equivalents of $1,904 million, of which $378 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Wholesale - North America	$263	$302	$(39)	$536	$619	$(83)	(1)
Europe	914	924	(10)	1,834	1,879	(45)	(2)
Specialty	309	306	3	560	709	(149)	(3)
Total	$1,486	$1,532	$(46)	$2,930	$3,207	$(277)

(1)Inventory purchases across the Wholesale - North America segment decreased in the six months ended June 30, 2023 compared to the prior year period primarily due to restocking efforts in the prior year to rebuild inventory levels.
(2)The decrease in inventory purchases in our Europe segment included a decrease of $39 million attributable to the decrease in the value of the pound sterling, and to a lesser extent, the euro in the six months ended June 30, 2023 compared to the prior year period.
(3)The decrease in inventory purchases in the Specialty segment compared to the prior year period was primarily due to matching inventory levels with demand.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Wholesale - North America salvage vehicles	65	65	—%	129	125	3.2%
Europe wholesale salvage vehicles	7	8	(12.5)%	15	16	(6.3)%
Self Service salvage vehicles	143	139	2.9%	280	274	2.2%

Wholesale - North America salvage purchases in 2023 increased relative to the prior year due to improved availability of vehicles at auctions.

The following table summarizes the components of the year over year changes in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the six months ended June 30, 2022	$737
Increase (decrease) due to:
Working capital accounts: (1)
Receivables	(37)
Inventories	391
Accounts payable	(308)
Other operating activities	(80)	(2)
Net cash provided by operating activities for the six months ended June 30, 2023	$703
(1)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Receivables was a $37 million greater outflow in 2022 primarily due to an increase in organic revenue in 2023 compared to 2022, which translated to higher receivables balances and to larger net outflows in our Europe segment of $40 million. We had a smaller cash outflow in the Specialty segment of $4 million compared to the prior period due to lower revenue.
•Inventories represented $391 million in incremental cash inflows in the first six months of 2023 compared to the same period of 2022, including $236 million in our Europe segment and $78 million in our Wholesale - North America segment, both due to higher purchasing levels in the prior period due to restocking efforts to rebuild inventory levels and easing of supply chain constraints, and $77 million in our Specialty segment inventory due to decreasing inventory purchasing levels to align with softening demand.
•Accounts payable produced $308 million in lower cash inflows in the first six months of 2023 compared to the same period of 2022 on a consolidated basis. This was primarily attributable to lower cash inflows in our Wholesale - North America segment of $209 million (partly related to accelerated vendor payments in late 2021 to ensure priority access to inventory) and in our Europe segment of $112 million primarily attributable to increased inventory purchases in the prior year as noted above which were in accounts payable at the end of December 2022, partially offset by our Specialty segment which contributed a $13 million lower cash outflow.
(2)    Primarily reflects the aggregate effect of higher interest payments (primarily due to higher interest rates) and higher cash paid for taxes during the six months ended June 30, 2023 compared to the same period of 2022.

Net cash used in investing activities totaled $185 million and net cash provided by investing activities totaled $265 million during the six months ended June 30, 2023 and 2022, respectively. Proceeds from the disposal of businesses (primarily PGW) were $372 million during the six months ended June 30, 2022 (no such proceeds were received in 2023). Property, plant and equipment purchases were $136 million in the six months ended June 30, 2023 compared to $99 million in the prior year period, driven by capital projects in our Self Service, Europe and Specialty segments. We invested $52 million and $5 million of cash in business acquisitions during the six months ended June 30, 2023 and 2022, respectively.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$703	$737
Less: purchases of property, plant and equipment	136	99
Free cash flow	$567	$638

For the six months ended June 30, 2023, net cash provided by financing activities totaled $1,099 million compared to net cash used in financing activities of $985 million for the same period in 2022. The increase is primarily due to proceeds (net of unamortized bond discount) of $1,394 million from the issuance of the U.S. Notes (2028/33), decreases in repurchases of common stock of $520 million, and lower net repayments on our debt of $211 million. Please refer to "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on repurchases of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates;
•commodity prices; and
•inflation.

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 50.4% and 48.2% of our revenue during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.0% change in our consolidated revenue and a 3.9% change in our operating income for the six months ended June 30, 2023. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at June 30, 2023 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our Wholesale - North America operations, and we may not be able to pass on any resulting price increases to our customers.

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

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of June 30, 2023, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €675 million and Swedish Krona ("SEK") 65 million under our revolving credit facilities. As of December 31, 2022, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €748 million and SEK 75 million under our revolving credit facilities.

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

At June 30, 2023, we had approximately $1,026 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $10 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals, such as platinum, palladium, and rhodium, contained in some recycled parts, such as catalytic converters). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a higher or lower rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended June 30, 2023 decreased by 5% over the average for the first quarter of 2023. The average prices of rhodium and palladium decreased by 61% and 34%, respectively, while platinum increased by 6% for the three months ended June 30, 2023 compared to the average prices for the three months ended June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a stock repurchase program under which we are able to purchase our common stock from time to time. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Our current program authorization extends through October 25, 2025 and has approximately $1,106 million of program authorized spend remaining as of June 30, 2023. We did not repurchase any shares during the three months ended June 30, 2023.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit	Description
4.1*	Indenture dated as of May 24, 2023 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on May 26, 2023).

10.1	Registration Rights Agreement dated as of May 24, 2023 among LKQ Corporation, as Issuer, the Guarantors, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on May 26, 2023).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*     Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). LKQ agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2023.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)