Form 10-Q
period 2023-09-30
LKQ CORP
filed 2023-10-27
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

At October 20, 2023, the registrant had outstanding an aggregate of 267,598,319 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,568	$3,104	$10,365	$9,793
Cost of goods sold	2,178	1,828	6,189	5,793
Gross margin	1,390	1,276	4,176	4,000
Selling, general and administrative expenses	979	861	2,848	2,683
Restructuring and transaction related expenses	27	3	53	10
Gain on disposal of businesses (1)	—	(4)	—	(159)
Depreciation and amortization	76	58	195	178
Operating income	308	358	1,080	1,288
Other expense (income):
Interest expense	62	19	150	51
Gains on foreign exchange contracts - acquisition related (2)	(3)	—	(49)	—
Interest income and other income, net	(14)	(8)	(34)	(9)
Total other expense, net	45	11	67	42
Income from continuing operations before provision for income taxes	263	347	1,013	1,246
Provision for income taxes	60	88	263	304
Equity in earnings of unconsolidated subsidiaries	4	2	9	8
Income from continuing operations	207	261	759	950
Net income from discontinued operations	1	1	1	5
Net income	208	262	760	955
Less: net income attributable to continuing noncontrolling interest	—	—	1	—
Net income attributable to LKQ stockholders	$208	$262	$759	$955

Basic earnings per share: (3)
Income from continuing operations	$0.77	$0.95	$2.84	$3.39
Net income from discontinued operations	0.01	—	—	0.02
Net income	0.78	0.96	2.84	3.41
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.78	$0.96	$2.84	$3.41

Diluted earnings per share: (3)
Income from continuing operations	$0.77	$0.95	$2.83	$3.38
Net income from discontinued operations	0.01	—	—	0.02
Net income	0.78	0.95	2.83	3.40
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.78	$0.95	$2.83	$3.40
(1)     Primarily related to the sale of PGW Auto Glass ("PGW"). Refer to Note 3, "Discontinued Operations and Divestitures" for further information.
(2)     Related to the Uni-Select Inc. ("Uni-Select") acquisition. Refer to Note 2, "Business Combinations" and Note 17, "Derivative Instruments and Hedging Activities" for further information.
(3)     The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$208	$262	$760	$955
Less: net income attributable to continuing noncontrolling interest	—	—	1	—
Net income attributable to LKQ stockholders	208	262	759	955

Other comprehensive income (loss):
Foreign currency translation, net of tax	(147)	(187)	(56)	(391)
Net change in unrealized gains/losses on cash flow hedges, net of tax	2	—	(5)	—
Net change in unrealized gains/losses on pension plans, net of tax	—	1	—	1
Other comprehensive income from unconsolidated subsidiaries	8	2	12	4
Other comprehensive loss	(137)	(184)	(49)	(386)

Comprehensive income	71	78	711	569
Less: comprehensive income attributable to continuing noncontrolling interest	—	—	1	—
Comprehensive income attributable to LKQ stockholders	$71	$78	$710	$569

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$401	$278
Receivables, net of allowance for credit losses	1,301	998
Inventories	2,998	2,752
Prepaid expenses and other current assets	275	230
Assets of discontinued operations	311	—
Total current assets	5,286	4,258
Property, plant and equipment, net	1,427	1,236
Operating lease assets, net	1,308	1,227
Goodwill	5,548	4,319
Other intangibles, net	1,176	653
Equity method investments	158	141
Other noncurrent assets	265	204
Total assets	$15,168	$12,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,723	$1,339
Accrued expenses:
Accrued payroll-related liabilities	244	218
Refund liability	124	109
Other accrued expenses	363	294
Current portion of operating lease liabilities	210	188
Current portion of long-term obligations	574	34
Other current liabilities	148	89
Liabilities of discontinued operations	173	—
Total current liabilities	3,559	2,271
Long-term operating lease liabilities, excluding current portion	1,144	1,091
Long-term obligations, excluding current portion	3,763	2,622
Deferred income taxes	416	280
Other noncurrent liabilities	289	283
Commitments and contingencies
Redeemable noncontrolling interest	24	24
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 323.1 shares issued and 267.9 shares outstanding at September 30, 2023; 322.4 shares issued and 267.3 shares outstanding at December 31, 2022	3	3
Additional paid-in capital	1,527	1,506
Retained earnings	7,194	6,656
Accumulated other comprehensive loss	(372)	(323)
Treasury stock, at cost; 55.2 shares at September 30, 2023 and 55.1 shares at December 31, 2022	(2,394)	(2,389)
Total Company stockholders' equity	5,958	5,453
Noncontrolling interest	15	14
Total stockholders' equity	5,973	5,467
Total liabilities and stockholders' equity	$15,168	$12,038

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$760	$955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219	197
Gain on disposal of businesses	—	(159)
Stock-based compensation expense	29	31
Gains on foreign exchange contracts - acquisition related	(49)	—
Other	22	(22)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(154)	(118)
Inventories	128	(349)
Prepaid income taxes/income taxes payable	25	63
Accounts payable	122	378
Other operating assets and liabilities	42	34
Net cash provided by operating activities	1,144	1,010
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(233)	(148)
Proceeds from disposals of property, plant and equipment	8	5
Acquisitions, net of cash acquired	(2,199)	(4)
Proceeds from disposals of businesses	—	399
Proceeds from settlement of foreign exchange contracts - acquisition related	49	—
Other investing activities, net	(14)	(8)
Net cash (used in) provided by investing activities	(2,389)	244
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(32)	—
Proceeds from issuance of U.S. Notes (2028/33), net of unamortized bond discount	1,394	—
Borrowings under revolving credit facilities	1,978	1,323
Repayments under revolving credit facilities	(2,715)	(1,451)
Borrowings under term loans	1,031	—
(Repayments) borrowings of other debt, net	(12)	9
Settlement of derivative instruments	(13)	—
Dividends paid to LKQ stockholders	(222)	(210)
Purchase of treasury stock	(8)	(872)
Other financing activities, net	(10)	(16)
Net cash provided by (used in) financing activities	1,391	(1,217)
Effect of exchange rate changes on cash and cash equivalents	—	(42)
Net increase (decrease) in cash and cash equivalents	146	(5)
Cash and cash equivalents of continuing operations, beginning of period	278	274
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of continuing and discontinued operations, beginning of period	278	274
Cash and cash equivalents of continuing and discontinued operations, end of period	424	269
Less: Cash and cash equivalents of discontinued operations, end of period	23	—
Cash and cash equivalents, end of period	$401	$269

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$227	$250
Interest	100	38

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2023	322.9	$3	(55.2)	$(2,394)	$1,520	$7,059	$(235)	$15	$5,968
Net income	—	—	—	—	—	208	—	—	208
Other comprehensive loss	—	—	—	—	—	—	(137)	—	(137)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared to LKQ stockholders ($0.275 per share)	—	—	—	—	—	(73)	—	—	(73)
Balance as of September 30, 2023	323.1	$3	(55.2)	$(2,394)	$1,527	$7,194	$(372)	$15	$5,973

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2022	322.0	$3	(45.4)	$(1,894)	$1,492	$6,344	$(355)	$15	$5,605
Net income	—	—	—	—	—	262	—	—	262
Other comprehensive loss	—	—	—	—	—	—	(184)	—	(184)
Purchase of treasury stock	—	—	(6.8)	(343)	—	—	—	—	(343)
Vesting of restricted stock units, net of shares withheld for employee tax	0.3	—	—	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Dividends declared to LKQ stockholders ($0.25 per share)	—	—	—	—	—	(70)	—	—	(70)
Balance as of September 30, 2022	322.3	$3	(52.2)	$(2,237)	$1,499	$6,536	$(539)	$15	$5,277

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467
Net income	—	—	—	—	—	759	—	1	760
Other comprehensive loss	—	—	—	—	—	—	(49)	—	(49)
Purchase of treasury stock	—	—	(0.1)	(5)	—	—	—	—	(5)
Vesting of restricted stock units, net of shares withheld for employee tax	0.7	—	—	—	(8)	—	—	—	(8)
Stock-based compensation expense	—	—	—	—	29	—	—	—	29
Dividends declared to LKQ stockholders ($0.825 per share)	—	—	—	—	—	(221)	—	—	(221)
Balance as of September 30, 2023	323.1	$3	(55.2)	$(2,394)	$1,527	$7,194	$(372)	$15	$5,973

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	321.6	$3	(34.6)	$(1,346)	$1,474	$5,794	$(153)	$15	$5,787
Net income	—	—	—	—	—	955	—	—	955
Other comprehensive loss	—	—	—	—	—	—	(386)	—	(386)
Purchase of treasury stock	—	—	(17.6)	(891)	—	—	—	—	(891)
Vesting of restricted stock units, net of shares withheld for employee tax	0.7	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	31	—	—	—	31
Dividends declared to LKQ stockholders ($0.75 per share)	—	—	—	—	—	(213)	—	—	(213)
Balance as of September 30, 2022	322.3	$3	(52.2)	$(2,237)	$1,499	$6,536	$(539)	$15	$5,277

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

Note 2. Business Combinations

On August 1, 2023, we acquired all of Uni-Select's issued and outstanding shares for Canadian dollar (“CAD”) 48.00 per share in cash, representing a total enterprise value of approximately CAD 2.8 billion ($2.1 billion) (the "Uni-Select Acquisition"), by way of a plan of arrangement (the "Arrangement") entered into on February 26, 2023, under the provisions of the Business Corporations Act (Québec). Uni-Select is a leading distributor of automotive refinish and industrial coatings and related products in North America through its FinishMaster segment, in the automotive aftermarket parts business in Canada through its Canadian Automotive Group segment and in the United Kingdom (“U.K.”) through its GSF Car Parts segment.

During the second quarter of 2023, we received the required approvals from Uni-Select's shareholders, the Superior Court of Québec and regulators in the United States and Canada with respect to the Arrangement. On July 26, 2023, the U.K.'s Competition and Markets Authority cleared the acquisition, except with respect to the wholesale automotive parts business, GSF Car Parts in the U.K., which was divested in October 2023. See Note 3, "Discontinued Operations and Divestitures" for information related to the divestment of GSF Car Parts.

In order to reduce the risk related to changes in CAD foreign exchange rates for the CAD purchase price between signing the Arrangement and closing of the Uni-Select Acquisition, we entered into foreign exchange contracts. These foreign exchange contracts did not qualify for hedge accounting, and therefore the changes in fair value are reported in Gains on foreign exchange contracts - acquisition related in the Unaudited Condensed Consolidated Statements of Income. We reported Gains on foreign exchange contracts - acquisition related of $3 million and $49 million for the three and nine months ended September 30, 2023. These foreign exchange contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition, resulting in total payments received of $49 million. See Note 17, "Derivative Instruments and Hedging Activities" for information related to these foreign exchange contracts.

In connection with the Uni-Select Acquisition, we entered into a senior unsecured bridge loan facility to obtain committed financing for a portion of the purchase price. The bridge loan facility was terminated in the second quarter of 2023 after arranging the permanent financing as discussed below. We incurred $9 million in upfront fees related to the bridge loan facility and fully amortized these upfront fees (reported in Interest expense in the Unaudited Condensed Consolidated Statements of Income) during the nine months ended September 30, 2023.

For the permanent financing, on March 27, 2023, we entered into a new term loan credit agreement ("CAD Note") which established an unsecured term loan facility of up to CAD 700 million maturing in July 2026. Proceeds from the CAD Note could only be used (i) to finance a portion of the aggregate cash consideration for the Uni-Select Acquisition, (ii) to refinance certain outstanding debt of Uni-Select and (iii) to pay fees, costs and expenses related to the Uni-Select Acquisition. The CAD Note included a non-usage fee that was incurred through the date the proceeds were drawn on the facility. In connection with the closing of the Uni-Select Acquisition, we borrowed approximately $531 million (CAD 700 million) under the CAD Note on July 31, 2023. There were no changes in borrowings against the CAD Note between the draw date and September 30, 2023.

The CAD Note contains customary covenants for an unsecured term loan for a company that has debt ratings that are investment grade, such as requirements to comply with a total leverage ratio and interest coverage ratio, each calculated in accordance with the terms of the CAD Note, and limits on the Company’s and its subsidiaries’ ability to incur liens and indebtedness.

The interest rate applicable to the CAD Note may be (i) a forward-looking term rate based on the Canadian Dollar Offer Rate for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread based on the Company’s debt rating and total leverage ratio. See Note 16, "Long-Term Obligations" for additional information related to the CAD Note.

Additionally, on May 24, 2023, we completed an offering of $1,400 million aggregate principal amount of senior unsecured notes, consisting of $800 million senior notes due 2028 (the "U.S. Notes (2028)") and $600 million senior notes due 2033 (the "U.S. Notes (2033)" and together with the U.S. Notes (2028), the "U.S. Notes (2028/33)"). The net proceeds from the offering of the U.S. Notes (2028/33) were used, together with borrowings under our CAD Note, (i) to finance a portion of the consideration payable for the Uni-Select Acquisition, including repaying existing Uni-Select indebtedness, (ii) to pay associated fees and expenses, including fees and expenses incurred in connection with the offering, and (iii) for general corporate purposes.

The U.S. Notes (2028) and U.S. Notes (2033) bear interest at rates of 5.75% and 6.25%, respectively, per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. See Note 16, "Long-Term Obligations" for additional information related to the offering of the Notes.

To hedge the movement of market interest rates for the senior notes prior to the issuance date, we entered into forward-starting interest rate swaps to lock interest rates for the five and ten year senior notes. These forward-starting interest rate swaps were settled in the second quarter following the issuance of the U.S. Notes (2028/33). See Note 17, "Derivative Instruments and Hedging Activities" for information related to these interest rate instruments.

We funded the remainder of the purchase price with borrowings under our revolving credit facility and cash on hand of approximately $150 million and $50 million, respectively.

We recorded $1,230 million of goodwill related to our acquisition of Uni-Select, of which we expect $116 million to be deductible for income tax purposes. In the period between the acquisition date and September 30, 2023, Uni-Select, which is reported in our Wholesale - North America segment, generated revenue of $239 million and an operating loss of $13 million, including $20 million of restructuring expenses and $12 million of amortization of acquired intangibles.

In addition to our acquisition of Uni-Select, we completed acquisitions of one business within our Wholesale - North America segment, four businesses within our Europe segment and one business in our Specialty segment, during the nine months ended September 30, 2023. Total acquisition date fair value of the consideration for these acquisitions was $135 million, composed of $118 million of cash paid (net of cash acquired), $5 million of notes payable, $6 million of other purchase price obligations (non-interest bearing) and $6 million of pre-existing equity method investment balances. During the nine months ended September 30, 2023, we recorded $61 million of goodwill related to these acquisitions, of which we expect $11 million to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2023, these acquisitions generated revenue of $90 million, including $42 million within our Europe segment and $35 million within our Specialty segment, and operating income of $9 million, primarily within our Europe segment.

Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2023 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. During the first nine months of 2023, the measurement period adjustments recorded for acquisitions completed in prior periods were not material.

The purchase price allocations for the acquisitions completed during the nine months ended September 30, 2023 are as follows (in millions):

	Nine Months Ended September 30, 2023
	Uni-Select (1)	Other Acquisitions	Total
Receivables	$123	$31	$154
Inventories	332	59	391
Prepaid expenses and other current assets	30	5	35
Assets of discontinued operations(1)	299	—	299
Property, plant and equipment	104	10	114
Operating lease assets	80	8	88
Goodwill	1,230	61	1,291
Other intangibles(2)	567	25	592
Other noncurrent assets	22	—	22
Current liabilities assumed(3)	(330)	(44)	(374)
Liabilities of discontinued operations(1)	(183)	—	(183)
Long-term operating lease liabilities, excluding current portion	(54)	(8)	(62)
Debt assumed	(1)	(12)	(13)
Other noncurrent liabilities assumed(4)	(135)	—	(135)
Other purchase price obligations	(3)	(17)	(20)
Cash used in acquisitions, net of cash acquired	$2,081	$118	$2,199
(1)    In connection with our acquisition of Uni-Select, we acquired one business (GSF Car Parts) which was required to be sold. Therefore, such business was classified as held for sale and was included within the "Assets of discontinued operations" and "Liabilities of discontinued operations" line items in the above preliminary allocation of purchase price. See Note 3, "Discontinued Operations and Divestitures" for information related to the GSF Car Parts business.
(2)    The amount recorded for our acquisition of Uni-Select primarily includes $17 million of trade names (3 to 5 year useful lives) and $543 million of customer and supplier relationships (10 to 17 year useful lives).
(3)    The amount recorded for our acquisition of Uni-Select includes $64 million of Accounts Payable outstanding under the supply chain financing arrangement. See Note 15, "Supply Chain Financing" for information related to our supply chain financing programs.
(4)    The amount recorded for our acquisition of Uni-Select includes $126 million of net deferred income tax liability, the significant components of which are as follows: deferred tax liabilities related to customer relationships of $140 million net with deferred tax assets related to Canadian net operating loss carryforwards of $23 million.

The fair value of our intangible assets is based on a number of inputs, including projections of future cash flows, assumed royalty rates and customer attrition rates, all of which are Level 3 inputs. The fair value of our property, plant and equipment is determined using inputs such as market comparables and current replacement or reproduction costs of the asset, adjusted for physical, functional and economic factors; these adjustments to arrive at fair value use unobservable inputs in which little or no market data exists, and therefore, these inputs are considered to be Level 3 inputs. See Note 18, "Fair Value Measurements" for further information regarding the tiers in the fair value hierarchy.

The acquisition of Uni-Select complements our existing North American paint distribution operations and provides a scaled position in the Canadian mechanical parts space, with opportunity for future consolidation and growth. The primary objectives of our other acquisitions made during the nine months ended September 30, 2023 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths.

When we identify potential acquisitions, we attempt to target companies with a leading market presence, experienced management team and workforce, high synergies and/or that add critical capabilities with opportunity for future consolidation and growth. For certain of our acquisitions, we have identified cost savings and synergies as a result of integrating the company with our existing business that provide additional value to the combined entity. In many cases, acquiring companies with these characteristics will result in purchase prices that include a significant amount of goodwill.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the effect of the businesses acquired during the nine months ended September 30, 2023 as though the businesses had been acquired as of January 1, 2022. The unaudited pro forma financial information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma financial information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results. The unaudited pro forma financial information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,685	$3,521	$11,295	$11,002
Income from continuing operations	202	248	692	908

The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses (net of tax) of $3 million and $17 million and gains on foreign exchange contracts - acquisition related of $3 million and $49 million for the three and nine months ended September 30, 2023, respectively. In addition, the unaudited pro forma financial information excludes the results of GSF Car Parts which was classified as discontinued operations upon the acquisition of Uni-Select. Refer to Note 11, "Restructuring and Transaction Related Expenses" for further information regarding our acquisition related expenses, Note 17, "Derivative Instruments and Hedging Activities" for further information on our foreign exchange contracts and Note 3, "Discontinued Operations and Divestitures" for further information related to the divestment of GSF Car Parts.

Note 3. Discontinued Operations and Divestitures

GSF Car Parts

We acquired GSF Car Parts as part of the Uni-Select transaction and we were required to divest GSF Car Parts in order to comply with the U.K.'s Competition and Markets Authority regulatory ruling. Since the GSF Car Parts business was held separate and never integrated into our business, we classified the business as discontinued operations upon acquisition. As of September 30, 2023, the assets held for sale and liabilities held for sale are recorded within Assets of discontinued operations and Liabilities of discontinued operations, respectively, on the Unaudited Condensed Consolidated Balance Sheets.

On October 25, 2023, we completed the divestment of GSF Car Parts. In order to manage our exposure to variability in the cash flows related the sale of GSF Car Parts, we entered into a foreign exchange forward contract to fix the amount of USD we would receive upon completion of the sale. We do not expect to recognize a significant gain or loss upon disposal.

Glass Manufacturing Business

For the nine months ended September 30, 2022, we recorded to discontinued operations a $5 million benefit primarily related to the reassessment of a previously recorded valuation allowance on a deferred tax asset related to our glass manufacturing business sold in 2017.

Other Divestitures (Not Classified in Discontinued Operations)

In April 2022, we completed the sale of PGW, our aftermarket glass business within our Wholesale - North America segment, to a third party for $361 million resulting in recognition of a $155 million pretax gain ($127 million after tax). Additionally, in September 2022, we completed the sale of a business within our Self Service segment, to a third party, resulting in proceeds of $25 million and the recognition of a $4 million pretax gain ($3 million after tax).

Note 4. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

Inventories consist of the following (in millions):

	September 30, 2023	December 31, 2022
Aftermarket and refurbished products	$2,460	$2,279
Salvage and remanufactured products	484	427
Manufactured products	54	46
Total inventories	$2,998	$2,752

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of September 30, 2023, manufactured products inventory was composed of $29 million of raw materials, $7 million of work in process, and $18 million of finished goods. As of December 31, 2022, manufactured products inventory was composed of $26 million of raw materials, $5 million of work in process, and $15 million of finished goods. Our 2023 acquisitions contributed approximately $380 million to our aftermarket and refurbished products inventory (including $332 million from Uni-Select).

Note 5. Allowance for Credit Losses

Our allowance for credit losses was $57 million and $54 million as of September 30, 2023 and December 31, 2022, respectively. The provision for credit losses was $1 million for both the three months ended September 30, 2023 and 2022, and $7 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 7. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2022, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 40%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first nine months of 2023 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Note 8. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of September 30, 2023	September 30, 2023	December 31, 2022
MEKO AB(1)(2)	Europe	26.6%	$148	$129
Other(3)			10	12
Total			$158	$141
(1)    As of September 30, 2023, the Level 1 fair value of our equity investment in MEKO AB ("Mekonomen") was $133 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. We evaluated our investment in Mekonomen for other-than-temporary impairment and concluded the decline in fair value was not other-than-temporary; however, a prolonged, material impairment may cause us to account for the decline as an other-than-temporary impairment in a future period, resulting in a charge in our Unaudited Condensed Consolidated Statements of Income.
(2)    As of September 30, 2023, our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $9 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag.
(3)    In July 2023, we acquired the remaining equity interest in an investment in our Europe segment resulting in a decrease to the carrying value of $3 million.

Note 9. Warranty Reserve

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three or four year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products.

The changes in the warranty reserve are as follows (in millions):

Warranty Reserve
Balance as of December 31, 2022	$32
Warranty expense	65
Warranty claims	(61)
Balance as of September 30, 2023	$36

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

For Wholesale - North America and Self Service, vehicle replacement products include sheet metal collision parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; mirrors; grilles; wheels; and large mechanical items such as engines and transmissions. For Wholesale - North America and Europe, vehicle replacement products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. Additionally, in both our Wholesale - North America and Europe segments, we sell paint and paint related consumables for refinishing vehicles. For our Specialty operations, we serve seven product segments: truck and off-road; speed and performance; recreational vehicles; towing; wheels, tires and performance handling; marine; and miscellaneous accessories.

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Wholesale - North America	$1,312	$1,026	$3,581	$3,182
Europe	1,581	1,376	4,762	4,327
Specialty	456	452	1,294	1,424
Self Service	58	55	181	172
Parts and services	3,407	2,909	9,818	9,105
Wholesale - North America	75	82	234	271
Europe	3	4	15	18
Self Service	83	109	298	399
Other	161	195	547	688
Total revenue	$3,568	$3,104	$10,365	$9,793

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	September 30, 2023	December 31, 2022
Return asset	Prepaid expenses and other current assets	$65	$58
Refund liability	Refund liability	124	109
Variable consideration reserve	Receivables, net of allowance for credit losses	162	136

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
United States	$1,759	$1,612	$5,130	$5,109
Germany	418	369	1,270	1,145
United Kingdom	438	375	1,275	1,193
Other countries	953	748	2,690	2,346
Total revenue	$3,568	$3,104	$10,365	$9,793

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

2019/2020 Global Restructuring Plan

In 2019, we commenced a cost reduction initiative, covering all of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. This plan was expanded in 2020 as we identified additional opportunities to eliminate inefficiencies, including actions in response to impacts to the business from COVID-19. We have incurred and expect to incur costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives. This plan is expected to be completed in 2023 with a total incurred cost of between $106 million to $110 million.

Acquisition Integration Plans

As we complete the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. We expect to incur additional expenses of between $15 million and $25 million to complete the integration plan related to the Uni-Select Acquisition in our Wholesale - North America segment.

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Plan	Expense Type	2023	2022	2023	2022
2022 Global Plan	Employee related costs	$1	$—	$3	$—
	Facility exit costs	2	—	5	—
	Inventory related costs (1)	2	—	2	—
	Other costs	1	—	3	—
	Total	$6	$—	$13	$—

2019/2020 Global Plan	Facility exit costs	$—	$1	$—	$2
	Total	$—	$1	$—	$2

1 LKQ Europe Plan	Employee related costs	$—	$1	$1	$1
	Total	$—	$1	$1	$1

Acquisition Integration Plans	Employee related costs	$20	$—	$20	$2
	Facility exit costs	—	—	2	—
	Total	$20	$—	$22	$2

Total restructuring expenses		$26	$2	$36	$5
(1)    Recorded to Cost of goods sold in the Consolidated Statements of Income

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2022 Global Plan	$1	$16	$3	$3	$23
2019/2020 Global Plan	43	59	2	2	106
1 LKQ Europe Plan	—	8	—	—	8

The following table sets forth the liabilities recorded related to our restructuring plans (in millions):

	2022 Global Plan		2019/20 Global Plan		1 LKQ Europe Plan
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Employee related costs (1)	$—	$3	$—	$1	$1	$1
Facility exit costs (2)	3	1	2	6	—	—
Other costs	—	—	2	2	—	—
Total	$3	$4	$4	$9	$1	$1
(1)     Reported in Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.
(2)     Reported in Current portion of operating lease liabilities and Long-term operating lease liabilities, excluding current portion on our Unaudited Condensed Consolidated Balance Sheets.

Transaction Related Expenses

The following table sets forth the transaction related expenses incurred (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Professional fees (1)	$3	$1	$19	$5
Transaction related expenses	$3	$1	$19	$5
(1)    Includes external costs such as legal, accounting and advisory fees related to completed and potential transactions (including Uni-Select transaction costs in 2023).

Note 12. Stock-Based Compensation

RSUs

The following table summarizes activity related to our restricted stock units ("RSUs") under the LKQ Corporation 1998 Equity Incentive Plan (the "Equity Incentive Plan") for the nine months ended September 30, 2023 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2023	1.3	$41.02
Granted (2)	0.6	$56.74
Vested	(0.6)	$42.42
Forfeited / Canceled	(0.1)	$44.08
Unvested as of September 30, 2023	1.2	$48.53
Expected to vest after September 30, 2023	1.0	$49.26	2.8	$50
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2022 was $49.04.

The fair value of RSUs that vested during the nine months ended September 30, 2023 was $36 million; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

PSUs

The following table summarizes activity related to our performance-based RSUs ("PSUs") under the Equity Incentive Plan for the nine months ended September 30, 2023 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2023	0.5	$37.87
Granted (2)	0.1	$56.83
Vested	(0.2)	$32.28
Unvested as of September 30, 2023	0.4	$47.56
Expected to vest after September 30, 2023	0.3	$46.89	1.2	$15

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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the nine months ended September 30, 2022 was $48.95.

The fair value of PSUs that vested during the nine months ended September 30, 2023 was $12 million; the fair value of PSUs vested is based on the market price of LKQ stock on the date vested.

Stock-Based Compensation Expense

Pre-tax stock-based compensation expense for RSUs and PSUs totaled $9 million and $29 million for the three and nine months ended September 30, 2023, respectively, and $8 million and $31 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, unrecognized compensation expense related to unvested RSUs and PSUs was $54 million. Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from current achievement estimates.

Note 13. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from continuing operations	$207	$261	$759	$950
Denominator for basic earnings per share—Weighted-average shares outstanding	267.8	273.8	267.6	280.2
Effect of dilutive securities:
RSUs	0.4	0.4	0.5	0.6
PSUs	0.2	0.4	0.2	0.4
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	268.4	274.6	268.3	281.2
Basic earnings per share from continuing operations	$0.77	$0.95	$2.84	$3.39
Diluted earnings per share from continuing operations (1)	$0.77	$0.95	$2.83	$3.38
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The number of antidilutive securities was insignificant for all periods presented.

Note 14. Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows (in millions):

	Three Months Ended September 30, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2023	$(242)	$(7)	$11	$3	$(235)
Pretax (loss) income	(147)	4	—	—	(143)
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized gain	—	(1)	—	—	(1)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	8	8
Balance as of September 30, 2023	$(389)	$(5)	$11	$11	$(372)

	Three Months Ended September 30, 2022
	Foreign Currency Translation	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2022	$(325)	$(24)	$(6)	$(355)
Pretax loss	(187)	—	—	(187)
Reclassification of unrealized loss	—	1	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	2	2
Balance as of September 30, 2022	$(512)	$(23)	$(4)	$(539)

	Nine Months Ended September 30, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(333)	$—	$11	$(1)	$(323)
Pretax loss	(56)	(4)	—	—	(60)
Income tax effect	—	1	—	—	1
Reclassification of unrealized gain	—	(2)	—	—	(2)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	12	12
Balance as of September 30, 2023	$(389)	$(5)	$11	$11	$(372)

	Nine Months Ended September 30, 2022
	Foreign Currency Translation	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(121)	$(24)	$(8)	$(153)
Pretax loss	(395)	—	—	(395)
Reclassification of unrealized loss	—	1	—	1
Disposal of business	4	—	—	4
Other comprehensive income from unconsolidated subsidiaries	—	—	4	4
Balance as of September 30, 2022	$(512)	$(23)	$(4)	$(539)

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 15. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our effort to improve our operating cash flows. These programs provide participating suppliers the opportunity to sell their LKQ receivables to financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreement between the suppliers and financial institutions. The financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. Our obligation to our suppliers, including amount due and payment date, are not impacted by the supplier’s decision to sell amounts under these agreements. Our payment terms to the financial institutions, including the timing and amount of payments, are unchanged from the original supplier invoice. All outstanding payments owed under the supply chain finance programs with the participating financial institutions are recorded within Accounts payable in our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, we had $348 million, including amounts under the Uni-Select program, and $248 million of Accounts payable outstanding under the arrangements, respectively.

Note 16. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		September 30, 2023			December 31, 2022
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loans payable	January 2026	6.79%		$500	—%		$—
Revolving credit facilities	January 2028	6.07%	(1)	1,046	—%		—

Senior Secured Credit Agreement:
Revolving credit facilities	January 2024	—%		—	4.24%	(1)	1,786

Senior Unsecured Term Loan Agreement:
Term loans payable	July 2026	6.75%		516	—%		—

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	—%		—
U.S. Notes (2033)	June 2033	6.25%		600	—%		—
Euro Notes (2024)	April 2024	3.88%		529	3.88%		535
Euro Notes (2028)	April 2028	4.13%		264	4.13%		268

Notes payable	Various through October 2030	3.85%	(1)	16	3.25%	(1)	16
Finance lease obligations		4.76%	(1)	73	3.69%	(1)	48
Other debt		3.64%	(1)	25	2.28%	(1)	9
Total debt				4,369			2,662
Less: long-term debt issuance costs and unamortized bond discount				(32)			(6)
Total debt, net of debt issuance costs and unamortized bond discount				4,337			2,656
Less: current maturities, net of debt issuance costs				(574)			(34)
Long term debt, net of debt issuance costs and unamortized bond discount				$3,763			$2,622
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

Senior Unsecured Term Loan Credit Agreement

For the permanent financing related to the Uni-Select Acquisition, on March 27, 2023, we entered into the CAD Note which established an unsecured term loan facility of up to CAD 700 million maturing in July 2026. The CAD Note was funded on July 31, 2023, which was one business day prior to the consummation of the Uni-Select Acquisition.

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

In connection with the sale of the U.S. Notes (2028/33), we entered into a Registration Rights Agreement, dated as of May 24, 2023 (the "Registration Rights Agreement"), with the Guarantors and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the U.S. Notes (2028/33) identified therein. Pursuant to the terms of the Registration Rights Agreement, on September 1, 2023, the Company and the Guarantors filed a Registration Statement on Form S-4 ("Form S-4") with respect to a registered offer to exchange (the "Exchange Offer") each series of U.S. Notes (2028/33) and related guarantees for new notes of such series (the "Exchange Notes") and new related guarantees, which will have terms substantially identical in all material respects to the applicable series of U.S. Notes (2028/33) (except that the Exchange Notes will not contain terms with respect to transfer restrictions and Additional Interest (as defined below)). The SEC declared the Form S-4 effective on September 14, 2023. The Company currently expects the Exchange Offer to close in the fourth quarter of 2023. Pursuant to the terms of the Registration Rights Agreement, a "Registration Default" will be deemed to occur if, among other things, we have not exchanged Exchange Notes for all U.S. Notes (2028/33) validly tendered in accordance with the terms of an exchange offer within 365 days after the issue date of the U.S. Notes (2028/33); additional interest ("Additional Interest") will accrue on the principal amount of the applicable U.S. Notes (2028/33) which have not been registered and/or exchanged at a rate of 0.25% per annum during the 90-day period beginning on the day immediately following the occurrence of any

Registration Default, which rate will, after such 90-day period, increase to a maximum of 0.50% per annum thereafter commencing on the day immediately following such Registration Default. Assuming the Exchange Offer closes in the fourth quarter of 2023, as the Company currently anticipates, the Company will not be obligated to pay Additional Interest.

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

In March 2023, we entered into forward starting interest rate swaps to hedge the risk of changes in interest rates related to forecasted debt issuance to finance a portion of the Uni-Select Acquisition. These swaps were settled in May 2023 upon issuance of the U.S. Notes (2028/33), resulting in total payments of $13 million. See Note 16, "Long-Term Obligations" for additional information related to the offering of the U.S. Notes (2028/33). Changes in the fair value of the interest rate swaps were recorded in Accumulated other comprehensive loss and the fair value at the termination date will be reclassified to Interest expense over the term of the debt. Payments made to settle the forward starting interest rate swaps were classified in financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows as these payments were related to the forecasted debt issuance.

All of our interest rate swap contracts have been executed with counterparties that we believe are creditworthy, and we closely monitor the credit ratings of these counterparties.

As of September 30, 2023, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions) (there were no such hedges as of December 31, 2022):

	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$700	Other noncurrent assets	$6

The activity related to our cash flow hedges is included in Note 14, "Accumulated Other Comprehensive Loss." As of September 30, 2023, we estimate that $3 million of derivative gains (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Derivative Instruments Not Designated as Hedges

To manage the foreign currency exposure related to the Uni-Select Acquisition purchase price (denominated in CAD), we entered into foreign exchange contracts in March 2023 to purchase CAD 1.6 billion for approximately $1.2 billion. These contracts did not qualify for hedge accounting, and therefore, the contracts were adjusted to fair value through the results of operations as of each balance sheet date. We reported Gains on foreign exchange contracts - acquisition related on the Unaudited Condensed Consolidated Statements of Income of $3 million and $49 million for the three and nine months ended September 30, 2023, respectively. These contracts were settled in July 2023 resulting in total payments received of $49 million.

To manage our foreign currency exposure on other non-functional currency denominated intercompany loans, we entered into short-term foreign currency forward contracts in 2023. We elected not to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date. The fair values of these short-term derivative instruments were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets and were not material at September 30, 2023.

Additionally, we hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have elected not to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at September 30, 2023 and December 31, 2022, along with the effect on our results of operations during the three and nine months ended September 30, 2023 and 2022, were not material. The fair values of these contracts were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets.

Gross vs. Net Presentation for Derivative Instruments

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge and other derivative instruments on a gross basis in our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in an immaterial decrease to Prepaid expenses and other current assets and Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets at September 30, 2023.

Note 18. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and nine months ended September 30, 2023, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value (in millions):

	September 30, 2023	December 31, 2022
Assets:
Interest rate swaps (Level 2)	$6	$—
Total Assets	$6	$—
Liabilities:
Contingent consideration liabilities (Level 3)	$8	$7
Total Liabilities	$8	$7

The balance sheet classification of the interest rate swap agreements is presented in Note 17, "Derivative Instruments and Hedging Activities." For contingent consideration liabilities, the current portion is included in Other current liabilities and the noncurrent portion is included in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. Based on market conditions as of September 30, 2023, the fair value of the Senior Unsecured Credit Agreement borrowings reasonably approximated the carrying value of $1,546 million. As of December 31, 2022, the fair value of the Prior Credit Agreement borrowings reasonably approximated the carrying value of $1,786 million. As of September 30, 2023, the fair value of the CAD Note reasonably approximated the carrying value of $516 million. As of September 30, 2023, the fair values of the U.S. Notes (2028) and U.S. Notes (2033) were approximately $784 million and $581 million, respectively, compared to carrying values of $800 million and $600 million, respectively. As of September 30, 2023 and December 31, 2022, the fair values of the Euro Notes (2024) were approximately $527 million and $535 million, respectively, compared to carrying values of $529 million and $535 million, respectively. As of September 30, 2023 and December 31, 2022, the fair values of the Euro Notes (2028) were $257 million and $254 million, respectively, compared to carrying values of $264 million and $268 million, respectively.

The fair value measurements of the borrowings under the credit agreements are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2023 and December 31, 2022 to assume these obligations. The fair values of the U.S. Notes (2028), U.S. Notes (2033), Euro Notes (2024) and Euro Notes (2028) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

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

Note 19. Employee Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in various European countries and Canada. Local statutory requirements govern many of our European and Canadian plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

As of September 30, 2023 and December 31, 2022, the aggregate funded status of the defined benefit plans was a net liability of $75 million and $72 million, respectively, and is reported in Other noncurrent assets, Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

Net periodic benefit cost for our defined benefit plans were insignificant for each of the three and nine-month periods ended September 30, 2023 and 2022. The service cost component is recorded in Selling, general and administrative ("SG&A") expenses, while the other components are recorded to Interest income and other income, net on the Unaudited Condensed Consolidated Statements of Income.

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

Our effective income tax rate for the nine months ended September 30, 2023 was 25.9%, compared to 24.4% for the nine months ended September 30, 2022. The increase in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily attributable to: (i) 0.9% of unfavorable rate effects, including non-deductible transaction costs and negative impacts on foreign tax credit availability caused by Uni-Select related transaction activity and (ii) geographic distribution of income favoring higher rate jurisdictions in 2023. Discrete items had similar favorable effects in both years, with a 1% rate benefit in the prior year, primarily related to the sale of PGW in the second quarter of 2022, and in the current year, primarily related to the Uni-Select Acquisition foreign exchange forward contract gain.

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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended September 30, 2023
Revenue:
Third Party	$1,387	$1,584	$456	$141	$—	$3,568
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,387	$1,584	$457	$141	$(1)	$3,568
Segment EBITDA	$236	$147	$40	$(1)	$—	$422
Total depreciation and amortization (1)	34	37	8	5	—	84
Three Months Ended September 30, 2022
Revenue:
Third Party	$1,108	$1,380	$452	$164	$—	$3,104
Intersegment	1	—	—	—	(1)	—
Total segment revenue	$1,109	$1,380	$452	$164	$(1)	$3,104
Segment EBITDA	$216	$155	$49	$4	$—	$424
Total depreciation and amortization (1)	19	34	8	3	—	64

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Nine Months Ended September 30, 2023
Revenue:
Third Party	$3,815	$4,777	$1,294	$479	$—	$10,365
Intersegment	—	—	3	—	(3)	—
Total segment revenue	$3,815	$4,777	$1,297	$479	$(3)	$10,365
Segment EBITDA	$736	$486	$113	$28	$—	$1,363
Total depreciation and amortization (1)	73	110	24	12	—	219
Nine Months Ended September 30, 2022
Revenue:
Third Party	$3,453	$4,345	$1,424	$571	$—	$9,793
Intersegment	1	—	2	—	(3)	—
Total segment revenue	$3,454	$4,345	$1,426	$571	$(3)	$9,793
Segment EBITDA	$648	$446	$176	$76	$—	$1,346
Total depreciation and amortization (1)	56	107	23	11	—	197
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

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$208	$262	$760	$955
Less: net income attributable to continuing noncontrolling interest	—	—	1	—
Net income attributable to LKQ stockholders	208	262	759	955
Less: net income from discontinued operations	1	1	1	5
Net income from continuing operations attributable to LKQ stockholders	207	261	758	950
Adjustments - continuing operations attributable to LKQ stockholders:
Depreciation and amortization	84	64	219	197
Interest expense, net of interest income	53	17	128	46
Loss on debt extinguishment	—	—	1	—
Provision for income taxes	60	88	263	304
Equity in earnings of unconsolidated subsidiaries (1)	(4)	(2)	(9)	(8)
Gains on foreign exchange contracts - acquisition related (2)	(3)	—	(49)	—
Equity investment fair value adjustments	—	—	1	3
Restructuring and transaction related expenses (3)	27	3	53	10
Restructuring expenses - cost of goods sold (3)	2	—	2	—
Gain on disposal of businesses (4)	—	(4)	—	(159)
Gains on previously held equity interests	(4)	(2)	(4)	(1)
Direct impacts of Ukraine/Russia conflict (5)	—	(1)	—	4
Segment EBITDA	$422	$424	$1,363	$1,346
(1)    Refer to Note 8, "Equity Method Investments" for further information.
(2)    Refer to Note 2, "Business Combinations" and Note 17, "Derivative Instruments and Hedging Activities" for further information.
(3)    Refer to Note 11, "Restructuring and Transaction Related Expenses" for further information.
(4)    Refer to "Other Divestitures (Not Classified in Discontinued Operations)" in Note 3, "Discontinued Operations and Divestitures" for further information.
(5)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (receivables and inventory) and expenditures to support our employees and their families in Ukraine.

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capital Expenditures
Wholesale - North America	$39	$19	$75	$64
Europe	47	21	103	63
Specialty	5	4	23	12
Self Service	6	5	32	9
Total capital expenditures	$97	$49	$233	$148

The following table presents assets by reportable segment (in millions):

	September 30, 2023	December 31, 2022
Receivables, net of allowance for credit losses
Wholesale - North America(1)	$515	$351
Europe	654	547
Specialty	124	92
Self Service	8	8
Total receivables, net of allowance for credit losses	1,301	998
Inventories
Wholesale - North America(1)	1,186	822
Europe	1,338	1,418
Specialty	431	469
Self Service	43	43
Total inventories	2,998	2,752
Property, plant and equipment, net
Wholesale - North America(1)	625	505
Europe	587	547
Specialty	105	94
Self Service	110	90
Total property, plant and equipment, net	1,427	1,236
Operating lease assets, net
Wholesale - North America(1)	611	541
Europe	469	466
Specialty	84	85
Self Service	144	135
Total operating lease assets, net	1,308	1,227
Other unallocated assets	8,134	5,825
Total assets	$15,168	$12,038
(1)    The increase in assets for the Wholesale - North America segment is primarily attributable to the Uni-Select Acquisition.

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

Our largest countries of operation are the U.S., followed by Germany and the U.K. Additional European operations are located in the Netherlands, Italy, Czech Republic, Belgium, Austria, Slovakia, Poland, and other European countries. As a result of the Uni-Select Acquisition, we further expanded our wholesale operations in Canada. Our operations in other countries include remanufacturing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India.

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	September 30, 2023	December 31, 2022
Long-lived assets
United States	$1,468	$1,371
Germany	308	290
United Kingdom	276	256
Other countries	683	546
Total long-lived assets	$2,735	$2,463

Note 22. Subsequent Event

On October 24, 2023, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on November 30, 2023, to stockholders of record at the close of business on November 16, 2023.

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

Acquisitions and Investments

Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Through 2018, our acquisition strategy was focused on consolidation to build scale in fragmented markets across North America and Europe. We targeted companies that were market leaders, expanded our geographic presence and enhanced our ability to provide a wide array of vehicle products through our distribution network. In the last few years, we have shifted our focus to acquisitions that target high synergies and/or add critical capabilities, including the Uni-Select Acquisition completed in August 2023 that complements our existing North American paint distribution operations and provides a scaled position in the Canadian mechanical parts space, with opportunity for future consolidation and growth. Additionally, we have made investments in various businesses to advance our strategic objectives. See Note 2, "Business Combinations," and Note 8, "Equity Method Investments," to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions and investments.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2022 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. Updates to our critical accounting estimates since our 2022 Form 10-K are as follows:

Business Combinations

Description

We account for business combinations using the acquisition method of accounting, under which the acquisition purchase price is allocated to the assets acquired, including purchased intangible assets, and liabilities assumed based upon their respective fair values. The excess of the fair value of the purchase price over the fair values of these assets acquired and liabilities assumed is recorded as goodwill.

Judgments and Uncertainties

Accounting for business combinations requires management to make significant estimates and assumptions to determine the fair values of assets acquired and liabilities assumed at the acquisition date. Although we believe the assumptions and estimates we have made in relation to the acquisitions are appropriate, they are based, in part, on historical experience, information obtained from management of the acquired companies and information obtained from independent third party valuation firms and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows including revenue growth rate assumptions from product sales and customer contracts, estimated royalty rates used in valuing related intangible assets, customer attrition rates and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

Sensitivity of Estimate to Change

The amount of goodwill recorded from our 2023 acquisitions was $1,291 million at September 30, 2023. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. Changes in the estimates applied or values of acquired assets and liabilities could have a material impact on our financial statements. As a result, during the measurement period, which may be up to one year from the business acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

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

We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2027. In the second quarter of 2023, we extended the completion date from 2025 to 2027 based on a detailed project review, after which we concluded that the common ERP system implementation would require additional time to allow for operational process reengineering to support further standardization across the segment. The extended implementation schedule and incremental process reengineering work will help to minimize potential business disruptions but increased the overall cost estimate by $85 million. We expect to achieve additional cost benefits through expanded application of shared services and productivity improvements along with working capital reductions related to inventory rationalization. We are currently realizing a portion of the benefits of the 1 LKQ Europe plan and expect to achieve further margin expansion during the implementation period. During the three and nine months ended September 30, 2023, we incurred $7 million and $20 million, respectively, in costs across all three categories noted above. We expect that costs of the plan, reflecting all three categories noted above, will range between $125 million to $155 million for 2023 through the projected plan completion date in 2027. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe plan that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the project to continue to enable trade working capital and productivity initiatives that will help fund the project cost.

Ukraine/Russia Conflict

The Russian invasion of Ukraine and resulting global governmental response impacted our business in 2022 and 2023. Governmental sanctions imposed on Russia have restricted our ability to sell to and collect from customers based in Russia and Belarus, and Russian military activity in Ukrainian territory has temporarily changed the way in which we operate in Ukraine. Many of our branches in Ukraine have remained open, although operating at less than full capacity, during the conflict, while others have closed temporarily. We expect to continue operating in this manner unless conditions change. We currently do not expect the conflict to have a material impact on our ongoing results of operations or cash flows. Our operations in Ukraine represented less than 1% of both our total annual revenue and total annual operating profit for fiscal year 2022 and comprised approximately $75 million of total assets as of September 30, 2023. In addition, LKQ revenue from customers in Russia and Belarus represented less than 0.3% of our total revenue in 2021. As future developments in the conflict are difficult to predict and outside of our control, it is possible that estimates underlying our financial statements may change significantly in future periods.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.0%	58.9%	59.7%	59.1%
Gross margin	39.0%	41.1%	40.3%	40.9%
Selling, general and administrative expenses	27.5%	27.8%	27.5%	27.4%
Restructuring and transaction related expenses	0.8%	0.1%	0.5%	0.1%
Gain on disposal of businesses	—%	(0.1)%	—%	(1.6)%
Depreciation and amortization	2.1%	1.9%	1.9%	1.8%
Operating income	8.6%	11.5%	10.4%	13.2%
Total other expense, net	1.3%	0.4%	0.6%	0.4%
Income from continuing operations before provision for income taxes	7.4%	11.2%	9.8%	12.7%
Provision for income taxes	1.7%	2.8%	2.5%	3.1%
Equity in earnings of unconsolidated subsidiaries	0.1%	0.1%	0.1%	0.1%
Income from continuing operations	5.8%	8.4%	7.3%	9.7%
Net income from discontinued operations	—%	—%	—%	0.1%
Net income	5.9%	8.4%	7.3%	9.8%
Less: net income attributable to continuing noncontrolling interest	—%	—%	—%	—%
Net income attributable to LKQ stockholders	5.8%	8.4%	7.3%	9.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
	2023	2022	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,407	$2,909	3.0%	10.5%	3.6%	17.1%
Other revenue	161	195	(14.0)%	(3.5)%	—%	(17.5)%
Total revenue	$3,568	$3,104	2.0%	9.6%	3.4%	15.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 17.1% represented increases in segment revenue of 28.0% in Wholesale - North America, 14.8% in Europe, 5.1% in Self Service, and 0.9% in Specialty. This overall increase was driven by organic parts and services revenue growth of 3.0% (4.3% on a per day basis), a 10.5% increase due to the net impact of acquisitions and divestitures and a 3.6% increase due to fluctuations in foreign exchange rates. The decrease in other revenue of 17.5% was primarily driven by a decrease in organic revenue of $28 million due to unfavorable movements in precious metals and scrap steel prices compared to the prior year period, primarily attributable to a $19 million decrease in our Self Service segment and a $7 million decrease in our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased to 61.0% of revenue in the three months ended September 30, 2023 from 58.9% of revenue in the three months ended September 30, 2022. Cost of goods sold reflects increases of 1.2% from our Wholesale - North America segment (including a 0.9% dilutive effect related to our acquisition of Uni-Select), 0.7% from our Europe segment, and 0.4% from our Specialty segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Selling, General and Administrative Expenses

Our SG&A expenses as a percentage of revenue decreased to 27.5% in the three months ended September 30, 2023 from 27.8% in the three months ended September 30, 2022. The SG&A expense decrease primarily reflects an impact of 0.8% in our Wholesale - North America segment, with 0.7% related to our acquisition of Uni-Select, partially offset by increases of 0.3% in our Europe segment, and 0.2% in our Self Service segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Three Months Ended September 30,
	2023		2022		Change
Restructuring expenses	$24	(1)	$2	(2)	$22
Transaction related expenses	3	(3)	1	(3)	2
Restructuring and transaction related expenses	$27		$3		$24
(1)Restructuring expenses for the three months ended September 30, 2023 primarily consisted of (i) $20 million related to our acquisition integration plans and (ii) $4 million related to our global restructuring plans.
(2)Restructuring expenses for the three months ended September 30, 2022 primarily consisted of (i) $1 million related to our 1 LKQ Europe plan and (ii) $1 million related to our global restructuring plans.
(3)Transaction related expenses for the three months ended September 30, 2023 and September 30, 2022 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select transaction costs in 2023).

See Note 11, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Gain on Disposal of Businesses

During the three months ended September 30, 2022, we recorded a $4 million pretax gain from the sale of a business within our Self Service segment. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 3, "Discontinued Operations and Divestitures" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our gain on disposal of businesses.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Three Months Ended September 30,
	2023	2022	Change
Depreciation	$40	$36	$4	(1)
Amortization	36	22	14	(2)
Depreciation and amortization	$76	$58	$18

(1)The increase in depreciation expense primarily related to (i) an increase in capital expenditures and (ii) a $1 million increase from our acquisition of Uni-Select.
(2)The increase in amortization expense primarily related to a $12 million increase from our acquisition of Uni-Select.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Three Months Ended September 30,
	2023	2022	Change
Interest expense	$62	$19	$43	(1)
Gains on foreign exchange contracts - acquisition related (2)	(3)	—	(3)
Interest income and other income, net	(14)	(8)	(6)	(3)
Total other expense, net	$45	$11	$34
(1)Interest expense increased primarily due to (i) a $27 million increase from higher outstanding debt primarily related to the permanent financing for the Uni-Select Acquisition, (ii) a $15 million increase from higher interest rates in the third quarter of 2023, and (iii) a $3 million increase from foreign exchange translation, primarily related to an increase in the euro exchange rate, partially offset by (iv) individually insignificant decreases that had a $2 million impact in the aggregate.
(2)Related to the Uni-Select Acquisition. See Note 2, "Business Combinations" and Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The increase in Interest income and other income, net is primarily comprised of a $7 million increase in interest income, primarily related to interest income on the proceeds from the U.S. Notes (2028/33) that were invested in money market funds between the bond issuance date and the Uni-Select Acquisition date.

Provision for Income Taxes

Our effective income tax rate for the three months ended September 30, 2023 was 22.6%, compared to 25.2% for the three months ended September 30, 2022. The decrease in the effective tax rate for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is primarily attributable to: (i) 4.4% net favorable discrete items, primarily related to the Uni-Select Acquisition foreign exchange forward contract gain, partially offset by (ii) 0.8% of unfavorable rate effects, including non-deductible transaction costs and negative impacts on foreign tax credit availability caused by Uni-Select related transaction activity, and (iii) geographic distribution of income favoring higher rate jurisdictions in 2023.

See Note 20, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the three months ended September 30, 2023 increased by $2 million primarily related to an increase in year over year results reported by Mekonomen, which is our largest equity method investment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended September 30, 2022, the Czech koruna, euro and pound sterling rates used to translate the 2023 statements of income increased by 10.0%, 8.1%, and 7.6%, respectively, while the Canadian dollar rate decreased by 2.7%. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.08 on diluted earnings per share for the three months ended September 30, 2023, mostly related to the gain on the foreign exchange forward contract related to the Uni-Select Acquisition, including the tax effects.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
	2023	2022	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$9,818	$9,105	5.3%	2.2%	0.3%	7.8%
Other revenue	547	688	(16.0)%	(4.3)%	(0.2)%	(20.4)%
Total revenue	$10,365	$9,793	3.8%	1.8%	0.3%	5.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 7.8% represented increases in segment revenue of 12.5% in Wholesale - North America, 10.0% in Europe, and 4.9% in Self Service, partially offset by a decrease of 9.1% in Specialty. This overall increase was driven by organic parts and services revenue growth of 5.3%, a 2.2% increase due to the net impact of acquisitions and divestitures, and a 0.3% increase due to fluctuations in foreign exchange rates. The decrease in other revenue of 20.4% was primarily driven by a decrease in organic revenue of $110 million due to unfavorable movements in precious metals and scrap steel prices compared to the prior year period, primarily attributable to a $71 million decrease in our Self Service segment and a $36 million decrease in our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased to 59.7% in the nine months ended September 30, 2023 from 59.1% in the nine months ended September 30, 2022. Cost of goods sold reflects increases of 0.4% from our Specialty segment, 0.1% from our Wholesale - North America segment (including a 0.3% dilutive effect related to our acquisition of Uni-Select), and 0.2% from our Europe segment, partially offset by a decrease of 0.3% attributable to mix primarily due to a decline in revenue in our Specialty segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

Our SG&A expenses as a percentage of revenue increased to 27.5% in the nine months ended September 30, 2023 from 27.4% in the nine months ended September 30, 2022. The SG&A expense was roughly flat with mostly offsetting factors including an unfavorable mix effect and a reduction in our Wholesale - North America segment, which benefited from the Uni-Select Acquisition. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Nine Months Ended September 30,
	2023		2022		Change
Restructuring expenses	$34	(1)	$5	(2)	$29
Transaction related expenses	19	(3)	5	(3)	14
Restructuring and transaction related expenses	$53		$10		$43
(1)Restructuring expenses for the nine months ended September 30, 2023 consisted of (i) $22 million related to our acquisition integration plans, (ii) $11 million related to our global restructuring plans, and (iii) $1 million related to our 1 LKQ Europe plan.

(2)Restructuring expenses for the nine months ended September 30, 2022 primarily consisted of (i) $2 million related to our acquisition integration plans, (ii) $2 million related to our global restructuring plans and (iii) $1 million related to our 1 LKQ Europe plan.
(3)Transaction related expenses for the nine months ended September 30, 2023 and September 30, 2022 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select transaction costs in 2023).

See Note 11, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Gain on Disposal of Businesses

During the nine months ended September 30, 2022, we recorded a $159 million pretax gain from divestitures including $155 million ($127 million after tax) from the sale of PGW and $4 million from the sale of a business within our Self Service segment. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 3, "Discontinued Operations and Divestitures" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our gain on disposal of businesses.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Nine Months Ended September 30,
	2023	2022	Change
Depreciation	$114	$106	$8	(1)
Amortization	81	72	9	(2)
Depreciation and amortization	$195	$178	$17
(1)Depreciation expense increased primarily related to an increase in capital expenditures, primarily in our Europe and Wholesale - North America segments.
(2)Amortization expense increased primarily due to (i) a $12 million increase from our acquisition of Uni-Select, partially offset by (ii) individually insignificant decreases that had a $3 million impact in the aggregate.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Nine Months Ended September 30,
	2023	2022	Change
Interest expense	$150	$51	$99	(1)
Gains on foreign exchange contracts - acquisition related (2)	(49)	—	(49)
Interest income and other income, net	(34)	(9)	(25)	(3)
Total other expense, net	$67	$42	$25
(1)Interest expense increased primarily due to (i) a $52 million increase from higher interest rates during the nine months ended September 30, 2023 compared to the prior year period, (ii) a $36 million increase from higher outstanding debt primarily related to the permanent financing for the Uni-Select Acquisition, (iii) a $9 million increase related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition, and (iv) a $3 million increase from foreign exchange translation, primarily related to an increase in the euro exchange rate.
(2)Related to the Uni-Select Acquisition. See Note 2, "Business Combinations" and Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The increase in Interest income and other income, net is primarily comprised of (i) a $18 million increase related to interest income, mostly related to the proceeds from the U.S. Notes (2028/33) that were invested in money market funds between the bond issuance date and the Uni-Select Acquisition date, (ii) a $5 million increase from funds received to settle an eminent domain matter in 2023, (iii) a $3 million increase related to a reduction in our fair value adjustments for equity investments not accounted for under the equity method compared to the prior year period and (iv) a $2 million increase from the change in foreign currency gains and losses, partially offset by (v) individually insignificant decreases that had a $3 million impact in the aggregate.

Provision for Income Taxes

Our effective income tax rate for the nine months ended September 30, 2023 was 25.9%, compared to 24.4% for the nine months ended September 30, 2022. The increase in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily attributable to: (i) 0.9% of unfavorable rate effects, including non-deductible transaction costs and negative impacts on foreign tax credit availability caused by Uni-Select related transaction activity and (ii) geographic distribution of income favoring higher rate jurisdictions in 2023. Discrete items had similar favorable effects in both years, with a 1% rate benefit in the prior year, primarily related to the sale of PGW in the second quarter of 2022, and in the current year, primarily related to the Uni-Select Acquisition foreign exchange forward contract gain.

See Note 20, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the nine months ended September 30, 2023 increased by $1 million primarily related to an increase in year over year results in an immaterial investment in our European segment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the nine months ended September 30, 2022, the Czech koruna and the euro rate used to translate the 2023 statements of income increased by 5.3% and 1.8%, respectively, while the Canadian dollar and the pound sterling rate decreased by 4.6% and 1.0%, respectively. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.18 on diluted earnings per share for the nine months ended September 30, 2023, mostly related to the $49 million pretax gain on the foreign exchange forward contract related to the Uni-Select Acquisition.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,387		$1,108		$3,815		$3,453
Europe	1,584		1,380		4,777		4,345
Specialty	456		452		1,294		1,424
Self Service	141		164		479		571
Total third party revenue	$3,568		$3,104		$10,365		$9,793
Total Revenue
Wholesale - North America	$1,387		$1,109		$3,815		$3,454
Europe	1,584		1,380		4,777		4,345
Specialty	457		452		1,297		1,426
Self Service	141		164		479		571
Eliminations	(1)		(1)		(3)		(3)
Total revenue	$3,568		$3,104		$10,365		$9,793
Segment EBITDA
Wholesale - North America	$236	17.0%	$216	19.4%	$736	19.3%	$648	18.7%
Europe	147	9.3%	155	11.3%	486	10.2%	446	10.3%
Specialty	40	8.6%	49	10.8%	113	8.7%	176	12.4%
Self Service	(1)	(0.6)%	4	2.6%	28	6.0%	76	13.3%
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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
Wholesale - North America	2023	2022	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$1,312	$1,026	4.1%	(1)	24.0%	(3)	(0.2)%	28.0%
Other revenue	75	82	(8.2)%	(2)	0.1%		(0.1)%	(8.3)%
Total third party revenue	$1,387	$1,108	3.2%		22.3%		(0.2)%	25.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 4.1% (5.8% on a per day basis) for the three months ended September 30, 2023 compared to the prior year period, primarily driven by a net volume increase and pricing initiatives which focused on offsetting inflation on input costs. Aftermarket collision parts volumes increased year over year due to reduced pressures on our supply chain and as a result of the continued rollout of State Farm's aftermarket parts program, which began on a trial basis in June 2022 and has subsequently been expanded.
(2)Other organic revenue decreased 8.2%, or $7 million, year over year primarily related to (i) a $12 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, partially offset by higher volumes, partially offset by (ii) a $5 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices and volumes, and (iii) a $1 million increase in revenue from scrap steel.
(3)Acquisition and divestiture revenue was a net increase of $246 million, or 24.0%, primarily due to the acquisition of Uni-Select in the third quarter of 2023. See Note 2, "Business Combinations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the acquisition of Uni-Select.

Segment EBITDA

Segment EBITDA increased $20 million, or 10.0%, in the three months ended September 30, 2023 compared to the prior year period, which includes a $20 million impact related to the Uni-Select Acquisition in the third quarter of 2023 (Uni-Select will increase Segment EBITDA dollars but will dilute the Segment EBITDA percentage). We estimate that precious metals and scrap steel prices had a net unfavorable effect of $7 million, or 0.4%, on Segment EBITDA margin relative to the comparable prior year period. The unfavorable impact of precious metals and inflationary pressures related to product cost were offset by lower freight costs, higher prices on parts, improved aftermarket volumes, and productivity initiatives.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2022	19.4%
Increase (decrease) due to:
Uni-Select Acquisition	(1.8)%	(1)
Change in gross margin	(0.6)%	(2)
Change in segment operating expenses	0.2%	(3)
Change in other income and expenses, net	(0.2)%	(4)
Segment EBITDA for the three months ended September 30, 2023	17.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The unfavorable impact related to the acquisition of Uni-Select in the third quarter of 2023 was primarily driven by (i) a 3.9% decrease in gross margin due to product mix as the paint, body, and equipment ("PBE") and maintenance parts lines have a lower gross margin structure than other wholesale product lines, partially offset by (ii) a favorable impact of 2.1% related to a decrease in overhead expenses as Uni-Select operates with lower overhead expenses than our other wholesale product lines.

(2)    The decrease in gross margin of 0.6% was primarily driven by (i) a 1.1% decrease primarily due to an increase in car costs, lower metals pricing and other factors, partially offset by (ii) a 0.5% benefit from lower inbound freight costs.
(3)    The decrease in segment operating expenses as a percentage of revenue primarily reflects a favorable impact of 0.2% from decreased freight, vehicle, and fuel costs.
(4)    The unfavorable impact in other income and expenses, net was primarily related to non-recurring insurance proceeds received from a matter in 2022.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
Europe	2023	2022	Organic		Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,581	$1,376	5.1%	(1)	1.9%	7.8%	14.8%
Other revenue	3	4	(22.4)%		—%	4.2%	(18.3)%
Total third party revenue	$1,584	$1,380	5.1%		1.9%	7.8%	14.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended September 30, 2023 increased by 5.1% (6.2% on a per day basis), driven by volume growth across all geographies and, to a lesser extent, pricing initiatives to offset higher costs due to ongoing inflationary pressures. Revenue growth was negatively impacted by labor strikes in our German operations in the three months ended September 30, 2023. We expect revenue to be further impacted in the fourth quarter 2023 results due to additional strike activity.
(2)Acquisition and divestiture revenue was a net increase of $26 million, or 1.9%, primarily related to our acquisition of four wholesale businesses in 2023.
(3)Exchange rates increased our revenue growth by $108 million, or 7.8%, primarily due to the weaker U.S. dollar against the euro, pound sterling and Czech koruna for the three months ended September 30, 2023 relative to the prior year period.

Segment EBITDA

Segment EBITDA decreased $8 million, or 5.4%, in the three months ended September 30, 2023 compared to the prior year period. On a constant currency basis (i.e., excluding translation impact), Segment EBITDA decreased by $20 million, or 12.8%, compared to the prior year period. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended September 30, 2023. In the three months ended September 30, 2023, Europe's results were negatively impacted by an $11 million charge to settle a value-added tax issue in Italy related to prior years and a loss of revenue and associated margin in our German operations caused by labor strikes, which we estimate resulted in lower Segment EBITDA of $8 million. There has been additional strike activity in October, which will impact the fourth quarter 2023 results.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2022	11.3%
Increase (decrease) due to:
Change in gross margin	(1.4)%	(1)
Change in segment operating expenses	(0.6)%	(2)
Segment EBITDA for the three months ended September 30, 2023	9.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin was primarily attributable to difficult macro-economic conditions causing consumer price sensitivity in our Central and Eastern European regions.

(2)    The increase in segment operating expenses as a percentage of revenue reflects unfavorable impacts of (i) 0.7% from the settlement of a value-added tax issue in Italy related to prior years and (ii) unfavorable leverage effects of 0.4% caused by strike activity in Germany, partially offset by (iii) a favorable impact of 0.3% in facilities costs due to lower utilities costs than the prior year quarter and (iv) other individually immaterial factors representing a 0.2% favorable impact in the aggregate.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
Specialty	2023	2022	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$456	$452	(6.1)%	7.2%	(0.2)%	0.9%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$456	$452	(6.1)%	7.2%	(0.2)%	0.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended September 30, 2023 decreased by 6.1% primarily due to demand softness in the recreational vehicle ("RV") product line, as RV unit retail sales and wholesale shipments have declined year over year.
(2)Acquisition and divestiture revenue was a net increase of $33 million, or 7.2%, primarily related to our acquisition of one Specialty business in 2023.

Segment EBITDA

Segment EBITDA decreased $9 million, or 19.5%, in the three months ended September 30, 2023 compared to the prior year period primarily due to the organic revenue decline and decrease in the gross margin percentage as explained below.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2022	10.8%
Increase (decrease) due to:
Change in gross margin	(3.0)%	(1)
Change in segment operating expenses	0.8%	(2)
Segment EBITDA for the three months ended September 30, 2023	8.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin primarily was driven by (i) product channel mix toward lower margin auto and marine products, (ii) increased competitive pricing due to broader availability of inventory among competitors in the market and (iii) a negative 0.2% impact from the acquisition.
(2)    The decrease in segment operating expenses as a percentage of revenue was due to (i) a 0.3% decrease in personnel driven by restructuring activities; (ii) a 0.2% decrease in freight expenses which is mainly driven by the acquisition; and (iii) a 0.3% decrease in vehicle and fuel expenses mainly driven by lower fuel rates.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
Self Service	2023	2022	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$58	$55	5.1%	(1)	—%	—%	5.1%
Other revenue	83	109	(18.1)%	(2)	(6.4)%	—%	(24.4)%
Total third party revenue	$141	$164	(10.2)%		(4.2)%	—%	(14.4)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 5.1% for the three months ended September 30, 2023 compared to the prior year period, primarily driven by pricing initiatives which focused on offsetting inflation on input costs resulting from greater competition for vehicles.
(2)Other organic revenue decreased 18.1%, or $19 million, year over year due to (i) a $20 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, (ii) a $2 million decrease in revenue from scrap steel related to lower prices and slightly lower volumes, partially offset by (iii) a $3 million increase in revenue from other scrap (including aluminum) and cores primarily due to higher prices, partially offset by lower volumes.
(3)Acquisition and divestiture revenue was a decrease of $7 million, or 4.2% due to the divestiture of a business in the third quarter of 2022.

Segment EBITDA

Segment EBITDA decreased $5 million in the three months ended September 30, 2023 compared to the prior year period. The decrease is driven by the decline in revenue due to unfavorable movements in commodity prices compared to the prior year period. Decreases in precious metals prices contributed an estimated $17 million decline in Segment EBITDA relative to the three months ended September 30, 2022. During the three months ended September 30, 2023, scrap steel prices had a $6 million unfavorable impact on Segment EBITDA, compared to a $16 million unfavorable impact during the three months ended September 30, 2022. The unfavorable impacts for the three months ended September 30, 2023 resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2022	2.6%
Increase (decrease) due to:
Change in gross margin	0.5%	(1)
Change in segment operating expenses	(3.8)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the three months ended September 30, 2023	(0.6)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin primarily reflects (i) the negative effect from metals movements in 2022 was more severe than in 2023 resulting in a 1.5% improvement year over year, partially offset by (ii) an unfavorable impact resulting from vehicle procurement costs decreasing at a lesser rate than commodity prices.
(2)    The increase in segment operating expenses as a percentage of revenue reflects (i) a negative leverage effect of 5.9% from decreases in metals revenue partially offset by (ii) other individually immaterial factors representing a 2.1% favorable impact in the aggregate.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
Wholesale - North America	2023	2022	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$3,581	$3,182	9.1%	(1)	3.7%	(3)	(0.3)%	12.5%
Other revenue	234	271	(13.2)%	(2)	—%		(0.3)%	(13.5)%
Total third party revenue	$3,815	$3,453	7.3%		3.4%		(0.3)%	10.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 9.1% (9.6% on a per day basis) for the nine months ended September 30, 2023 compared to the prior year period, primarily driven by pricing initiatives which focused on offsetting inflation on input costs and a net volume increase. Aftermarket collision parts volumes increased year over year due to reduced pressures on our supply chain, with the improved aftermarket inventory availability contributing to a year over year decrease in recycled parts volumes. Aftermarket collision parts volumes also grew as a result of the continued rollout of State Farm's aftermarket parts program, which began on a trial basis in June 2022 and has subsequently been expanded.
(2)Other organic revenue decreased 13.2%, or $36 million, year over year primarily related to (i) a $36 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, partially offset by higher volumes, (ii) a $3 million decrease in revenue from scrap steel related to lower prices, partially offset by higher volumes, partially offset by (iii) a $2 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher volumes, partially offset by lower prices.
(3)Acquisition and divestiture revenue was a net increase of $119 million, or 3.7%, primarily due to the acquisition of Uni-Select in the third quarter of 2023, partially offset by the divestiture of our PGW aftermarket glass business in the second quarter of 2022. See Note 2, "Business Combinations" and "Other Divestitures (Not Classified in Discontinued Operations)" in Note 3, "Discontinued Operations and Divestitures" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the acquisition of Uni-Select and the divestiture of PGW, respectively.

Segment EBITDA

Segment EBITDA increased $88 million, or 13.7%, in the nine months ended September 30, 2023 compared to the prior year period, which includes a $20 million positive impact related to the acquisition of Uni-Select in the third quarter of 2023 (Uni-Select will increase Segment EBITDA dollars but will dilute the Segment EBITDA percentage) and a $19 million negative year over year effect related to the PGW business, which we divested in the second quarter of 2022. The increase is attributable to lower freight costs, higher prices on parts, improved aftermarket volumes, and productivity initiatives helping to offset inflationary pressures related to product cost. We estimate that precious metals and scrap steel pricing had a net unfavorable effect of $22 million, or 0.4%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2022	18.7%
Increase (decrease) due to:
Uni-Select Acquisition	(0.7)%	(1)
Change in gross margin	1.0%	(2)
Change in segment operating expenses	0.2%	(3)
Change in other income and expenses, net	0.1%
Segment EBITDA for the nine months ended September 30, 2023	19.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The unfavorable impact related to the acquisition of Uni-Select in the third quarter of 2023 was primarily driven by (i) a 1.5% decrease in gross margin due to product mix as the PBE and maintenance parts lines have a lower gross margin structure than other wholesale product lines, partially offset by (ii) a favorable impact of 0.8% related to a decrease in overhead expenses as Uni-Select operates with lower overhead expenses than our other wholesale product lines.
(2)The increase in gross margin of 1.0% was driven by (i) a 0.8% benefit from lower inbound freight costs, (ii) a 0.3% mix benefit resulting from the PGW divestiture in the second quarter of 2022, partially offset by (iii) a 0.1% net decrease from other factors.
(3)The decrease in segment operating expenses as a percentage of revenue reflects the favorable impact of (i) 0.6% from decreased freight, vehicle, and fuel costs, (ii) other individually immaterial factors representing a 0.1% favorable impact in the aggregate, partially offset by (iii) 0.3% from higher professional fees and (iv) 0.2% from higher charitable contributions.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
Europe	2023	2022	Organic		Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$4,762	$4,327	7.9%	(1)	1.2%	1.0%	10.0%
Other revenue	15	18	(14.9)%		—%	(2.9)%	(17.8)%
Total third party revenue	$4,777	$4,345	7.8%		1.2%	1.0%	9.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the nine months ended September 30, 2023 increased by 7.9% (8.1% on a per day basis), primarily driven by pricing initiatives across all geographies to offset increased costs resulting from inflationary pressures and to a lesser extent, higher volumes.
(2)Acquisition and divestiture revenue was a net increase of $50 million, or 1.2%, primarily related to our acquisition of seven wholesale businesses from the beginning of 2022 through the one-year anniversary of the acquisition dates.
(3)Exchange rates increased our revenue growth by $44 million, or 1.0%, primarily due to the weaker U.S. dollar against the euro and Czech koruna, partially offset by the pound sterling, for the nine months ended September 30, 2023 relative to the prior year period.

Segment EBITDA

Segment EBITDA increased $40 million, or 8.9%, in the nine months ended September 30, 2023 compared to the prior year period. On a constant currency basis (i.e., excluding translation impact), Segment EBITDA increased by $36 million, or 8.0%, compared to the prior year period. The increase in dollar terms is attributable to organic revenue growth of $338 million and benefits from productivity initiatives. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the nine months ended September 30, 2023.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2022	10.3%
Increase (decrease) due to:
Change in gross margin	(0.4)%	(1)
Change in segment operating expenses	0.3%	(2)
Segment EBITDA for the nine months ended September 30, 2023	10.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin was primarily attributable to difficult macro-economic conditions causing consumer price sensitivity in our Central and Eastern European regions, with the largest impact occurring in the third quarter.
(2)The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.2% from personnel costs due to improved leverage on higher revenues and productivity initiatives and (ii) other individually immaterial factors representing a 0.3% favorable impact in the aggregate, partially offset by (iii) an unfavorable impact of 0.2% due to the settlement of a value-added tax issue in Italy.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
Specialty	2023	2022	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$1,294	$1,424	(10.9)%	2.2%	(0.4)%	(9.1)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,294	$1,424	(10.9)%	2.2%	(0.4)%	(9.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the nine months ended September 30, 2023, decreased by 10.9% primarily due to demand softness in the RV product line, as RV unit retail sales and wholesale shipments have declined year over year.
(2)Acquisition and divestiture revenue was a net increase of $32 million, or 2.2%, primarily related to our acquisition of one Specialty business from the beginning of 2022 through the one-year anniversary of the acquisition date.

Segment EBITDA

Segment EBITDA decreased $63 million, or 35.9%, in the nine months ended September 30, 2023 compared to the prior year period primarily due to the organic revenue decline and the negative effect of inflation on overhead expenses.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2022	12.4%
Increase (decrease) due to:
Change in gross margin	(3.3)%	(1)
Change in segment operating expenses	(0.4)%	(2)
Segment EBITDA for the nine months ended September 30, 2023	8.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin primarily was driven by (i) product channel mix toward lower margin auto and marine products and (ii) increased competitive pricing due to broader availability of inventory among competitors in the market.

(2)    The increase in segment operating expenses as a percentage of revenue was due to a negative leverage effect as operating expenses decreased at a lower rate than the decline in organic revenue. The major contributing expense category was facility expenses (0.2%) with all other operating expense categories in the aggregate contributing to the remaining 0.2%.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
Self Service	2023	2022	Organic		Acquisition and Divestiture (3)	Foreign Exchange	Total Change
Parts & services revenue	$181	$172	4.9%	(1)	—%	—%	4.9%
Other revenue	298	399	(17.9)%	(2)	(7.4)%	—%	(25.3)%
Total third party revenue	$479	$571	(11.0)%		(5.2)%	—%	(16.2)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 4.9% for the nine months ended September 30, 2023 compared to the prior year period, primarily driven by pricing initiatives which focused on offsetting inflation on input costs resulting from greater competition for vehicles.
(2)Other organic revenue decreased 17.9%, or $71 million, year over year due to (i) a $58 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, partially offset by higher volumes, (ii) a $19 million decrease in revenue from scrap steel related to lower prices and lower volumes, partially offset by (iii) a $6 million increase in revenue from other scrap (including aluminum) and cores primarily related to higher volumes, partially offset by lower prices.
(3)Acquisition and divestiture revenue was a decrease of $30 million, or 5.2% due to the divestiture of a business in the third quarter of 2022.

Segment EBITDA

Segment EBITDA decreased $48 million, or 62.5%, in the nine months ended September 30, 2023 compared to the prior year period. The decrease is driven by the decline in revenue due to unfavorable movements in commodity prices compared to the prior year period and gross margin compression as vehicle procurement costs have decreased at a lesser rate than commodity prices. In addition, decreases in precious metals prices contributed an estimated $47 million decline in Segment EBITDA relative to the nine months ended September 30, 2022. Net sequential changes in scrap steel prices partially offset the impact of the decline in precious metals prices. During the nine months ended September 30, 2023, scrap steel prices had a $3 million favorable impact on Segment EBITDA, compared to an $11 million unfavorable impact during the nine months ended September 30, 2022. The favorable impacts for the nine months ended September 30, 2023 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2022	13.3%
Increase (decrease) due to:
Change in gross margin	(2.6)%	(1)
Change in segment operating expenses	(4.7)%	(2)
Segment EBITDA for the nine months ended September 30, 2023	6.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin reflects an unfavorable impact resulting from vehicle procurement costs decreasing at a lesser rate than commodity prices.
(2)The increase in segment operating expenses as a percentage of revenue reflects (i) a negative leverage effect of 5.5% from decreases in metals revenue, partially offset by (ii) other individually immaterial factors representing a 0.8% favorable impact in the aggregate.

Liquidity and Capital Resources

The following table summarizes liquidity data as of the dates indicated (in millions):

			Adjusted(4)
	September 30, 2023		December 31, 2022		December 31, 2022
Cash and cash equivalents	$401		$278		$278
Total debt	4,369	(3)	2,662	(5)	2,662	(3)
Current maturities (1)	574		34		34
Capacity under credit facilities (2)	2,000		2,000		3,150
Availability under credit facilities (2)	845		645		1,295
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,246		923		1,573
(1)     Debt amounts reflect the gross values to be repaid in the next 12 months (excluding immaterial amounts of debt issuance costs as of September 30, 2023 and December 31, 2022).
(2)    Capacity under credit facilities includes our revolving credit facilities, and availability under credit facilities is reduced by our outstanding letters of credit.
(3)    Debt amounts reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discount of $32 million and $6 million as of September 30, 2023 and December 31, 2022, respectively).
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

As of September 30, 2023, we had debt outstanding and additional available sources of financing as follows:

•Senior unsecured credit facilities, composed of term loans totaling $500 million (all of which was outstanding at September 30, 2023) and $2,000 million in available revolving credit ($1,046 million outstanding at September 30, 2023), bearing interest at variable rates, with availability reduced by $109 million of amounts outstanding under letters of credit;
•CAD Note totaling $516 million (CAD 700 million), maturing in July 2026 and bearing interest at variable rates;
•U.S. Notes (2028) totaling $800 million, maturing in June 2028 and bearing interest at a 5.75% fixed rate;
•U.S. Notes (2033) totaling $600 million, maturing in June 2033 and bearing interest at a 6.25% fixed rate;
•Euro Notes (2024) totaling $529 million (€500 million), maturing in April 2024 and bearing interest at a 3.875% fixed rate; and
•Euro Notes (2028) totaling $264 million (€250 million), maturing in April 2028 and bearing interest at a 4.125% fixed rate.

We had approximately $845 million available under our credit facilities in place as of September 30, 2023. Combined with $401 million of cash and cash equivalents at September 30, 2023, we had approximately $1,246 million in available liquidity, a decrease of $327 million from our available liquidity as of December 31, 2022, primarily as a result of reducing our overall credit facility capacity by $650 million after entering into the Senior Unsecured Credit Agreement.

The enterprise value for the Uni-Select Acquisition was approximately CAD 2.8 billion ($2.1 billion), which was financed with the gross proceeds from the issuance of senior unsecured notes of $1,400 million, CAD Note of CAD 700 million, and borrowings under our revolving credit facility and cash on hand of approximately $150 million and $50 million, respectively.

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

A summary of the dividend activity for our common stock for the nine months ended September 30, 2023 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.275	February 21, 2023	March 16, 2023	March 30, 2023
$0.275	April 25, 2023	May 18, 2023	June 1, 2023
$0.275	July 25, 2023	August 17, 2023	August 31, 2023

On October 24, 2023, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on November 30, 2023, to stockholders of record at the close of business on November 16, 2023.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,246 million of total liquidity as of September 30, 2023 and $574 million of current maturities, we have access to funds to meet our near term commitments. Our current maturities include the 3.875% €500 million Euro Notes (2024) due on April 1, 2024, which we intend to refinance on or before the scheduled maturity. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of September 30, 2023. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of September 30, 2023:

	Covenant Level	Ratio Achieved as of September 30, 2023
Maximum total leverage ratio	4.00 : 1.00	2.3
Minimum interest coverage ratio	3.00 : 1.00	7.4

The total leverage ratio increased from 1.5 as of December 31, 2022 as we added debt from the U.S. Notes (2028/33) and the CAD Note in the second and third quarters of 2023. The spread applied to the interest rate on our credit facility borrowings increased in the third quarter as a result of the total leverage ratio rising above 2.0.

The indentures relating to our U.S. Notes and Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds under the Senior Unsecured Credit Agreement. The indentures do not prohibit amendments to the financial covenants under the credit facility as needed.

While we believe that we have adequate capacity under our existing credit facilities to finance our current operations, from time to time we may need to raise additional funds through public or private financing, strategic relationships or modification of our existing credit facilities to finance additional investments or to refinance existing debt obligations. There can be no assurance that additional funding, or refinancing of our credit facilities, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve     restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

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

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.9% at September 30, 2023. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.6% at September 30, 2023. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at Secured Overnight Financing Rate (i.e. SOFR) plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Dollar Offer Rate for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread based on the Company’s debt rating and total leverage ratio. See Note 16, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest. The interest rate swaps are described in Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had outstanding credit agreement borrowings (including both term loans and revolving credit facilities) of $2,062 million and $1,786 million at September 30, 2023 and December 31, 2022, respectively. Of these amounts, there were no current maturities at September 30, 2023 or December 31, 2022.

The scheduled maturities of long-term obligations outstanding at September 30, 2023 are as follows (in millions):

Amount
Three months ending December 31, 2023 (1)	$40
Years ending December 31:
2024	554
2025	20
2026	1,024
2027	7
Thereafter	2,724
Total debt (2)	$4,369
(1)Long-term obligations maturing by December 31, 2023 include $30 million of short-term debt that may be extended beyond the current year ending December 31, 2023.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discount of $32 million as of September 30, 2023).

As of September 30, 2023, the Company had cash and cash equivalents of $401 million, of which $291 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Wholesale - North America	$423	$288	$135	$959	$907	$52	(1)
Europe	930	829	101	2,764	2,708	56	(2)
Specialty	356	322	34	916	1,031	(115)	(3)
Total	$1,709	$1,439	$270	$4,639	$4,646	$(7)
(1)Inventory purchases across the Wholesale - North America segment increased in the nine months ended September 30, 2023 compared to the prior year period primarily due to a $170 million increase attributable to inventory purchases at Uni-Select from the date of acquisition through September 30, 2023, partially offset by higher purchasing levels in the prior year due to restocking efforts to rebuild inventory levels.
(2)The increase in inventory purchases in our Europe segment included an increase of $27 million attributable to the increase in the value of the euro, partially offset by a decrease in the value of the pound sterling in the nine months ended September 30, 2023 compared to the prior year period.
(3)The decrease in inventory purchases in the Specialty segment compared to the prior year period was primarily due to matching inventory levels with demand.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Wholesale - North America salvage vehicles	60	63	(4.8)%	189	188	0.5%
Europe wholesale salvage vehicles	7	7	—%	22	23	(4.3)%
Self Service salvage vehicles	117	122	(4.1)%	397	396	0.3%

The following table summarizes the components of the year over year changes in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the nine months ended September 30, 2022	$1,010
Increase (decrease) due to:
Working capital accounts: (1)
Receivables	(36)
Inventories	477
Accounts payable	(256)
Other operating activities	(51)	(2)
Net cash provided by operating activities for the nine months ended September 30, 2023	$1,144
(1)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Receivables was a $36 million greater outflow in 2022 primarily due to an increase in organic revenue in 2023 compared to 2022, which translated to higher receivables balances and to larger net outflows in our Europe segment of $36 million.
•Inventories represented $477 million in incremental cash inflows in the first nine months of 2023 compared to the same period of 2022, including $301 million in our Europe segment and $107 million in our Wholesale - North America segment, both due to higher purchasing levels in the prior period due to restocking efforts to rebuild inventory levels and easing of supply chain constraints, and $69 million in our Specialty segment inventory due to decreasing inventory purchasing levels to align with softening demand.

•Accounts payable produced $256 million in lower cash inflows in the first nine months of 2023 compared to the same period of 2022 on a consolidated basis. This was primarily attributable to lower cash inflows in our Wholesale - North America segment of $256 million (partly related to accelerated vendor payments in late 2021 to ensure priority access to inventory) and in our Europe segment of $21 million primarily attributable to increased inventory purchases in the prior year as noted above which were in accounts payable at the end of December 2022, partially offset by our Specialty segment which contributed a $21 million lower cash outflow.
(2)    Primarily reflects the aggregate effect of higher interest payments (primarily due to higher interest rates) during the nine months ended September 30, 2023 compared to the same period of 2022.

For the nine months ended September 30, 2023, net cash used in investing activities totaled $2,389 million compared to net cash provided by investing activities totaled $244 million for the same period in 2022. We invested $2,199 million and $4 million of cash in business acquisitions during the nine months ended September 30, 2023 and 2022, respectively. Proceeds from the disposal of businesses (primarily PGW) were $399 million during the nine months ended September 30, 2022 (no such proceeds were received in 2023). Property, plant and equipment purchases were $233 million in the nine months ended September 30, 2023 compared to $148 million in the prior year period. During the nine months ended September 30, 2023, we settled our foreign exchange forward contracts with the counterparties for $49 million due primarily to strengthening in the Canadian exchange rate relative to the contract rates.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$1,144	$1,010
Less: purchases of property, plant and equipment	233	148
Free cash flow	$911	$862

For the nine months ended September 30, 2023, net cash provided by financing activities totaled $1,391 million compared to net cash used in financing activities of $1,217 million for the same period in 2022. The increase is primarily due to proceeds (net of unamortized bond discount) of $1,394 million from the issuance of the U.S. Notes (2028/33), decreases in repurchases of common stock of $864 million, and net borrowings of $282 million for the nine months ended September 30, 2023 (including proceeds from the CAD Note of $531 million) compared to net repayments on our debt of $119 million for the same period of 2022. Please refer to "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on repurchases of common stock.

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

Summarized Guarantor Financial Information

On May 24, 2023, we completed an offering of $1,400 million aggregate principal amount of senior unsecured notes. This offering is guaranteed on a senior, unsecured basis by certain of our subsidiaries (each, a “subsidiary guarantor” and, together with LKQ, the “Obligor Group”), which are listed in Exhibit 22.1 on the Company's Registration Statement on Form S-4 filed with the SEC on September 1, 2023. The guarantees are full and unconditional, joint and several, and subject to certain conditions for release. See Note 16, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to this offering.

Holders of the notes have a direct claim only against the Obligor Group. The following summarized financial information is presented for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary.

Summarized Statements of Income (in millions)

	Nine Months Ended September 30, 2023	Fiscal Year Ended December 31, 2022
Revenue	$5,067	$6,762
Cost of goods sold	2,940	3,911
Gross margin (1)	2,127	2,851
Income from continuing operations	480	811
Net income	$476	$816
(1)Guarantor subsidiaries recorded $41 million and $46 million of net sales to and $154 million and $148 million of purchases from non-guarantor subsidiaries for the nine months ended September 30, 2023 and fiscal year ended December 31, 2022, respectively.

Summarized Balance Sheets (in millions)

	September 30, 2023	December 31, 2022
Current assets	$1,865	$1,845
Noncurrent assets	4,384	3,797
Current liabilities	818	825
Noncurrent liabilities	4,025	2,001

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates;
•commodity prices; and
•inflation.

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 50.5% and 48.2% of our revenue during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.1% change in our consolidated revenue and a 3.8% change in our operating income for the nine months ended September 30, 2023. See our Results of Operations discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at September 30, 2023 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our Wholesale - North America operations, and we may not be able to pass on any resulting price increases to our customers.

To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated transactions, we may hedge the exposure through the use of foreign currency forward contracts. In March 2023, we entered into foreign currency forward contracts related to the Uni-Select Acquisition. These contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition. See Note 2, "Business Combinations" and Note 17, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of September 30, 2023, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), CAD 700 million under our CAD Note, and €441 million and Swedish Krona ("SEK") 60 million under our revolving credit facilities. As of December 31, 2022, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €748 million and SEK 75 million under our revolving credit facilities.

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

At September 30, 2023, we had approximately $1,361 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $14 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals, such as platinum, palladium, and rhodium, contained in some recycled parts, such as catalytic converters). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a higher or lower rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the three months ended September 30, 2023 decreased by 14% over the average for the second quarter of 2023. The average prices of rhodium and palladium decreased by 72% and 41%, respectively, while platinum increased by 10% for the three months ended September 30, 2023 compared to the average prices for the three months ended September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As noted in Note 2, "Business Combinations" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we completed our acquisition of Uni-Select during the quarter ended September 30, 2023. As of September 30, 2023, we remain in the process of integrating Uni-Select into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the change in internal control resulting from the acquisition of Uni-Select on August 1, 2023, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In April 2019, Plastique Royal Inc., a subsidiary of Uni-Select, received an Environment Protection Compliance Order (“EPCO”) from the Environment and Climate Change Canada (“ECCC”) under the Canadian Environmental Protection Act, 1999, alleging that certain products sold by Plastique Royal had volatile organic compound (VOC) concentration that exceeded the limit set out in the applicable environmental regulations. The ECCC also alleges that Plastique Royal Inc. failed to comply with the EPCO. Plastique Royal Inc. is currently attempting to resolve the matter with the ECCC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a stock repurchase program under which we are able to purchase our common stock from time to time. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Our current program authorization extends through October 25, 2025 and has approximately $1,106 million of program authorized spend remaining as of September 30, 2023. We did not repurchase any shares during the three months ended September 30, 2023.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2023.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)