Form 10-K
period 2023-12-31
LKQ CORP
filed 2024-02-22
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
————————————————————
FORM 10-K
————————————————————
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $15.5 billion (based on the closing sale price on The Nasdaq Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 16, 2024 was 266,606,602.

Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2024, described in Part III hereof, are incorporated by reference in this report.

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include those identified in the sections entitled "Risk Factors" in Part 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

OVERVIEW

LKQ Corporation ("LKQ," the "Company" or "we"), a member of the Standard & Poor's 500 Stock Index ("S&P 500 Index"), is a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty aftermarket products and accessories to improve the performance, functionality and appearance of vehicles.

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

Our Wholesale - North America segment is a leading provider of alternative vehicle collision replacement products, paint and related products, and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. Our Europe segment is a leading provider of alternative vehicle replacement and maintenance products in Germany, the United Kingdom ("U.K."), the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries. Our Specialty segment is a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada. Our Self Service segment operates self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles.

We are organized into four operating segments: Wholesale - North America; Europe; Specialty; and Self Service, each of which is presented as a reportable segment. See Note 25, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.

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

•2011 acquisition of Euro Car Parts Holdings Limited, a vehicle mechanical aftermarket parts distribution company operating in the U.K. This acquisition served as our entry into the European automotive aftermarket business, from which we have expanded our European footprint through organic growth and subsequent acquisitions.

•2013 acquisition of Sator Beheer B.V. (now known as Fource), a vehicle mechanical aftermarket parts distribution company based in the Netherlands, with operations in the Netherlands, Belgium and France. This acquisition allowed us to further expand our geographic presence into continental Europe.

•2014 acquisition of Keystone Automotive Holdings, Inc., which expanded our product offering and increased our addressable market to include specialty vehicle aftermarket equipment and accessories.

•2016 acquisition of Rhiag-Inter Auto Parts Italia S.r.l., a distributor of aftermarket spare parts for passenger cars and commercial vehicles in Italy, Czech Republic, Slovakia, Switzerland, Hungary, Romania, Ukraine, Bulgaria, Poland and Spain. This acquisition expanded our geographic presence in continental Europe.

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

•2023 acquisition of Uni-Select Inc. ("Uni-Select"), a leading distributor of automotive refinish and industrial coatings and related products in North America through its FinishMaster business and a leading distributor of automotive parts and accessories serving the Canadian market through its Canadian Automotive Group business. This acquisition complements our existing North American paint distribution operations and provides a scaled position in the Canadian mechanical parts space, with opportunity for future consolidation and growth.

Since 2017, we have divested certain businesses due to the ongoing rationalization of our asset base by divesting certain non-core and/or lower margin businesses, and mandatory divestiture requirements due to certain acquisitions. Three of these divestitures have been reported as discontinued operations.

STRATEGY

Our mission is to be the leading global value-added and sustainable distributor of vehicle parts and accessories by offering our customers the most comprehensive, available, and cost-effective selection of parts and service solutions while building strong partnerships with our employees and the communities in which we operate.

From 1998 to 2018, the Company focused on consolidating the alternative and specialty vehicle parts markets to develop scale across an extensive network of salvage and aftermarket facilities throughout North America and on building a pan-European aftermarket parts distributor in the large, fragmented European market. This focus created a leading distributor of alternative collision and mechanical parts and a provider of vehicle diagnostics services in North America, a leading distributor of specialty vehicle parts and accessories for automotive, marine and recreational vehicles ("RV") in North America, a leading distributor of aftermarket mechanical parts in Europe, and a leading self service yard operator that offers high quality older and lower cost salvage vehicle parts to a broad set of do-it-yourself and do-it-for-me customers across a network of locations in the U.S.

Beginning in 2019, we expanded our strategy to include a focus on driving higher levels of free cash flow, profitable growth, enhanced margins, and talent development through our operational excellence initiatives.

In our Europe segment, we are implementing a multi-year business transformation by establishing a Pan-European organization and operating model. The purpose of this multi-year "1 LKQ Europe" plan is to create one single operation by integrating the various acquisitions the Company has completed across the European continent since entering the market in 2011. This plan will leverage the full potential of our leading European scale position as a single entity in areas such as procurement, logistics, product strategy, revenue optimization, digitization, and value-added services for our customers.

We have four primary strategic pillars to build economic value: growing our diversified product and service offerings; expanding our geographic footprint; adapting to evolving technology; and rationalizing our asset base. We believe our extensive distribution network, with a deep and broad inventory of quality collision and mechanical repair products and specialty vehicle aftermarket products, high fulfillment rates, delivery reliability, and superior customer service, provide us with competitive advantages. To execute our strategy, we focus on a number of key areas, including:

•Leading distribution network. We have invested significant capital to develop an extensive network of facilities across the geographies we serve in our operating segments. On a global basis, we operate approximately 1,650 facilities. Our ability to move inventory throughout our distribution networks increases the availability of our products and allows us to fill a higher percentage of our customers’ requests. In order to expand our distribution network, we may seek to enter new markets through geographic expansion, organic development, or acquisitions that target high synergies and/or add critical capabilities.

•Broad product and service offerings. The breadth and depth of our inventory across our operating segments reinforces our ability to provide a "one-stop" solution for our customers’ alternative parts, specialty vehicle products and vehicle services needs.

•High fulfillment rates. We manage our inventory to optimize stocking levels in each of our operating segments. Maintaining industry leading fill rates, coupled with best-in-class service levels, is critical to our customers' productivity and their focus on reducing cycle time for repairs.

•Strong business relationships. We have developed business relationships with key constituents, including customers, vehicle insurance companies, multiple-location vehicle collision and mechanical repair operations, vendor partners and other industry participants in North America, Europe, and Asia. We monitor the start-up and venture capital landscape to develop business relationships and enhance our portfolio of potential offerings.

•Technology driven business processes. We focus on technology development to expand our competitive advantage. We have built data analytics capabilities and data assets and believe that we can more cost effectively leverage our data to make better business decisions than most of our competitors. Leveraging our data and market position, we utilize artificial intelligence ("AI") to make more accurate purchase decisions for our salvage business, therefore allowing us to better control our inventory. We continue to look for and invest in opportunities to further leverage AI, machine learning and neural networks for more effective procurement methods.

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

•Rationalized asset base. We have a portfolio review process to continually analyze and execute on initiatives to reduce our operating costs and drive efficiencies, including brand rationalization, rightsizing efforts, and productivity initiatives with the underlying focus to drive higher levels of margins.

•Sustainability. We are focused on driving our Sustainability strategy and message to multiple stakeholders, both internally and externally. Our Sustainability strategy is focused on creating an inclusive culture, engaging with our employees and suppliers, tracking and reducing our carbon footprint, and supporting the communities in which we operate.

•Employees and communities. We focus on employees and communities through continuous improvement in our social initiatives. Our top priority is the health and safety of our employees, customers and communities in which we operate.

We measure our progress toward achieving our strategic goals based on our performance with respect to the following key priorities: free cash flow, profitable growth, enhanced margins, and talent development. We have implemented various improvement plans to enhance our operational efficiencies and actively monitor these and other important operating metrics.

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

As the profile and complexity of vehicles being repaired evolves, we have expanded and continue to expand our offerings to customers. In recent years, we have begun to offer on-site mobile and remote diagnostics services through our brand known as Elitek Vehicle Services. Additionally, we began offering proprietary hybrid battery reconditioning and installation services which create a more reliable hybrid battery while also extending the battery's useful life. We expect these areas, as well as our overall product and service offerings, to grow in the coming years as the number of technological components in vehicles increases.

Most recently, we acquired Uni-Select, including Canadian Automotive Group, a leading distributor of automotive parts and accessories serving the Canadian market, providing an entry to the Canadian mechanical parts space; and FinishMaster, a leading distributor of paint and related products and supplies, which expands our existing North American paint business.

Inventory

Our aftermarket products encompass items commonly prone to damage in a collision, including bumper covers, automotive body panels, and lights. Additionally, through the acquisition of Canadian Automotive Group, we have broadened our product offerings to include a range of mechanical automotive parts and accessories. Platinum Plus is our exclusive product line offered under the Keystone brand of aftermarket products. We also offer a product line called "Value Line" for more value conscious, often self-pay, consumers. We receive certifications on certain of our products from Certified Automotive Parts Association, an independent organization that evaluates the quality of our parts compared to OEM collision replacement products. Our salvage products include both mechanical and collision parts, including engines; transmissions; door assemblies; sheet metal products such as trunk lids, fenders and hoods; lights; and bumper assemblies.

The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in North America and Asia, principally Taiwan. In 2023, approximately 51% of our aftermarket purchases were made from our top seven vendors, with our largest vendor providing approximately 12% of our annual inventory purchases for the Wholesale - North America segment. We believe we are one of the largest customers of each of these suppliers. Through the acquisition of FinishMaster, we obtained a strategic relationship with a supplier for paint and related products. This partnership will play a key role in the expansion of our offerings for paint and related products. Outside of this group, no other supplier provided more than 4% of our supply of aftermarket products in 2023. We purchased approximately 56% of our aftermarket products in 2023 from vendors located in the U.S.; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries, with the remaining aftermarket products being purchased directly from manufacturers in Taiwan and other Asian countries.

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

We procure recycled products for our wholesale operations by dismantling total loss vehicles, typically acquired at regional salvage auctions, and inventorying the parts. The availability and pricing of the salvage vehicles we procure for our wholesale recycled products operations may be impacted by a variety of factors, including the production level of new vehicles and the percentage of damaged vehicles declared total losses. Our bidding specialists are equipped with a proprietary software application that allows them to compare the vehicles at salvage auctions against our current inventory levels, historical demand, and recent average selling prices to arrive at an estimated maximum bid. Additionally, we have embedded AI technology into our salvage procurement software to assist in the procurement decision making process, reducing the amount of labor and human error in the process.

Scrap and Other Materials

Our salvage operations generate scrap metal and other materials that we sell to metals recyclers. Vehicles that have been dismantled for recycled products and "crush only" end-of-life vehicles acquired from other companies are typically crushed using equipment on site. In other cases, we will hire mobile crushing equipment to crush the vehicles before they are transported to shredders and scrap metal processors. Damaged and unusable wheel cores are melted in our aluminum furnace and sold to consumers of aluminum ingots and sows for the production of various automotive products, including wheels. We also sell the precious metals contained in certain of our recycled parts such as catalytic converters.

Customers

We sell our products to wholesale customers that include collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. The majority of these customers tend to be individually-owned small businesses, although the number of independent and dealer-operated repair facilities has declined over the last decade as a result of consolidation. While the majority of our distribution is done through a two-step model, our Canadian Automotive Group business utilizes a mix of both a two-step (i.e., direct sales to repair shop customers) and three-step model (i.e., sales to distributors who in turn sell to repair shop customers).

Automobile insurance companies affect the demand for our collision products; while insurance companies do not pay for our products directly, they ultimately pay for the repair costs of insured vehicles in excess of any deductible amount. As a result, insurance companies often influence the types of products used in a repair. The use of our alternative parts instead of new OEM products provides a direct benefit to insurance companies by lowering the cost of repairs, by decreasing the repair time and thus the time the vehicle's owner is without a vehicle, and by providing a replacement product that is of similar quality and comparable performance to the part being replaced.

Since we have comparable options from both our aftermarket and recycled parts stock, our sales staff can access both sales systems and fill requests by cross selling if the desired part is not in stock.

To better serve our customers, we take a consolidated approach to the electronic sale of wholesale products in our Wholesale - North America segment. A full suite of e-commerce services is available to approved partners that helps us improve order accuracy, reduce return rates and better fit our customer workflow. Using these services in coordination with our partners, products can be searched, priced and ordered without leaving the customers' own operating systems.

Distribution

We believe our Wholesale - North America segment has the largest distribution network of alternative vehicle parts and accessories for the vehicle collision and mechanical repair market in North America. We have a distribution network of warehouses and cross dock facilities, which allows us to develop and maintain our service levels with local repair shops while providing industry leading fulfillment rates that are made possible by our nationwide presence. Our delivery fleet utilizes a third party software provider to optimize delivery routes and to track the progress of delivery vehicles throughout their runs. This third party software connects into each of our wholesale systems to allow a single interface for our management team to facilitate a single delivery to our customer, regardless of the product line or operating system. Our local presence allows us to provide a responsive and predictable experience, delivering daily if required and using consistent drivers each delivery. Our sales force and local delivery drivers develop and maintain critical personal relationships with the local repair shops, which benefit from access to our wide selection of products that we are able to offer as a result of our regional inventory network. We operate a delivery fleet of trucks and vans, which deliver multiple product types on the same delivery routes to minimize distribution costs, improve customer service and reduce environmental impacts.

Competition

We consider all suppliers of vehicle collision and mechanical products to be competitors, including aftermarket suppliers, recycling businesses, refurbishing operations, parts remanufacturers, OEMs and internet-based suppliers. We compete with alternative parts distributors on the basis of our nationwide distribution system, our product lines and inventory availability, customer service, our relationships with insurance companies, and to a lesser extent, price; we compete with OEMs primarily on the basis of price and, to a lesser extent, on service and product quality. In the U.S., we do not consider retail chains that focus on the do-it-yourself market to be our direct competitors because many of our wholesale product sales are influenced by insurance companies, who ultimately pay for the repair costs of insured vehicles in excess of any deductible amount, rather than the end user, and there is limited overlap in the products that we sell.

Information Technology Systems

In our aftermarket operations, we use a third party enterprise management system along with other third party software packages to enhance our online business-to-business platforms - OrderKeystone.com and Keyless. The recently acquired FinishMaster business will integrate onto our aftermarket systems, while Canadian Automotive Group will remain on its existing, separate, enterprise management system.

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

We also use other third party software packages, such as a data warehouse and integrated budgeting system, to leverage centralized data and information to conduct enhanced analytics and reporting.

EUROPE SEGMENT

Our Europe segment operates in over 20 countries and was built up through a series of acquisitions. Our businesses consist primarily of aftermarket operations, but we have begun expanding into wholesale recycling operations through the acquisition of businesses with salvage and vehicle repair facilities in Sweden and Norway in 2014, remanufacturing in Tunisia in 2018, and salvage in the Netherlands and Poland in 2023.

1 LKQ Europe

Our European strategy, facilitated through our 1 LKQ Europe plan, is to leverage the strengths of acquired businesses, reduce procurement costs by consolidating and streamlining our product offerings, and combine into an integrated organization driving for functional excellence with the necessary technology linking our business processes with our customers and suppliers. As part of our 1 LKQ Europe plan, we are integrating our European operations in order to optimize purchasing, warehousing, systems, logistics and back-office functions, and aligning our private label products across the segment. This integration includes product line rationalization, and we have phased out or replaced more than 150 product lines in recent years. We are reorganizing our non-customer-facing teams and support systems through various projects including the implementation of a common Enterprise Resource Planning ("ERP") platform, changes to ways of working, further rationalization of our product portfolio, and creation of European headquarters and central back offices. We completed the organizational design and implementation projects in June 2021, with the remaining projects scheduled to be completed by the end of 2027.

Inventory

Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads, discs and sensors, clutches, electrical products such as spark plugs and batteries, steering and suspension products, filters, and oil and automotive fluids. We currently have over 900,000 unique part numbers. Our continuing goal is to reduce the complexity of our product portfolio, reduce the number of parts offered and reduce the number of suppliers. In addition to the rationalization actions already taken, up to 80% of our current product portfolio is being reviewed for possible reduction.

In 2023, our top supplier represented 9% of our aftermarket inventory purchases for our Europe segment. No other suppliers comprised more than 5% of our purchases. Further, we purchased 94% of our products from companies in Europe, and 70% and 20% of our total inventory purchases were made in euros and pounds sterling, respectively, in 2023. As part of our 1 LKQ Europe initiatives, we are expanding the distribution of our private label products. Our key strategic private labels are Optimal, ERA and MPM Oils.

In our salvage operations, we purchase severely damaged or total loss vehicles from insurance companies and auctions, which are transferred to our dismantling facilities or sold to other third party dismantlers.

Customers

We primarily operate a two-step (i.e., direct sales to repair shop customers) distribution model in Europe, although certain businesses located in Italy, the Netherlands, Germany, Switzerland, and Hungary operate partially a three-step (i.e., sales to distributors who in turn sell to repair shop customers) distribution model. In our two-step operations, we sell the majority of our products to commercial customers primarily consisting of professional repairers, including both independent mechanical repair shops and collision repair shops. In our three-step operations, we sell products to wholesale distributors or jobbers. In addition to our sales to repair shops and wholesale distributors, we generate a portion of our revenue through sales to retail customers from e-commerce platforms and from point of sale transactions at branch locations.

Distribution

We currently have operations in over 20 different European countries, which we believe represents the broadest and largest footprint in the aftermarket industry in Europe with a distribution network larger than those of any of our principal competitors. Our European operations employ a distribution model in which inventory is stored at national or international distribution centers or regional hubs, with fast moving product stored at branch locations. The large distribution centers regularly restock the smaller branches and hubs and hold slower moving items, helping us to improve fulfillment rates. Product is moved through the distribution network on our trucks, vans or via common carriers. In 2021, we finished building a new central distribution center in Berkel en Rodenrijs, the Netherlands, similar to our central distribution centers in Tamworth, England and Sulzbach-Rosenberg, Germany, that is allowing us to consolidate multiple regional distribution centers.

Competition

We view all suppliers of replacement repair products as our competitors, including other alternative parts suppliers and OEMs and their dealer networks. We face significant competition in many markets where even smaller competitors can compete on price and service, and the OEMs compete via ties to brand loyalty of the consumer while also remaining competitive on price, service and availability. We believe we have been able to distinguish ourselves from other alternative parts suppliers primarily through our distribution network, efficient inventory management systems and proprietary technology, which allows us to deliver our products quickly, reliably, and at competitive prices.

Information Technology Systems

Our aftermarket operations in Europe use various information technology ("IT") systems. Our systems are complex and designed to perform a variety of tasks (depending on the market), including but not limited to customer orders, inventory management, budgeting, analytics, warehouse and logistics, data warehousing, and financial reporting. Certain of our IT systems can interface with the respective IT systems of our repair shop customers, which enables our customers to identify and order the part required for the repair. As part of our 1 LKQ Europe strategy, we initiated a multi-year plan to develop and implement a European wide ERP system, which has reduced and will continue to reduce the number of IT systems we operate through its projected completion date in 2027.

SPECIALTY SEGMENT

Our Specialty segment was formed in 2014 with our acquisition of Keystone Specialty, a leading distributor and marketer of specialty vehicle aftermarket products and accessories in North America. We have subsequently expanded through acquisitions within the core business and adjacent markets, including high performance vehicle equipment and electrical marine products. Our Specialty operations reach most major markets in the U.S. and Canada and serve the following seven product segments: RV; truck and off-road; towing; speed and performance; wheels, tires and performance handling; marine; and miscellaneous accessories.

Inventory

The specialty vehicle aftermarket equipment and accessories we distribute and raw materials for products we manufacture are purchased from suppliers located primarily in the U.S., Canada, and China. Our top selling products are RV appliances and air conditioners, towing hitches, truck bed covers, vehicle protection products, marine electronics, cargo management products, and wheels, tires, and suspension products. Our 2017 acquisition of Warn Industries, Inc. ("Warn") gave us internal capabilities to manufacture and source aftermarket winches, hoists, and bumpers. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, we have limited supplier concentration. In 2023, approximately 19% of our specialty vehicle aftermarket purchases were made from our top three suppliers to this segment, with our largest supplier providing approximately 9% of our annual inventory purchases. No other suppliers comprised more than 4% of our purchases during 2023.

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

Online sales, which represent the majority of our sales, of our Specialty products take place primarily through our ekeystone.com, viantp.com, and SeaWideB2B.com sites and our mobile app. These sites provide customers (i) the ability to match products with the make and model of vehicle thus allowing the customer to order the correct part, (ii) product information (e.g., pictures, attributes) available for review and (iii) the convenience of searching inventory availability and ordering the product on the site. Additionally, these sites can provide sales opportunities by suggesting other parts to purchase based on an inquiry submitted by the customer.

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

SELF SERVICE SEGMENT

Our Self Service segment consists of retail operations, most of which operate under the name “LKQ Pick Your Part,” and allows consumers to come directly to the yard to pick parts off of salvage vehicles. We also sell scrap metal and other materials to recyclers from cars that are no longer available for customers in the yard. In addition to revenue from the sale of parts, cores, scrap steel and other metals, we charge a nominal admission fee to access the property.

Inventory

We acquire salvage vehicles for our self service retail product operations from a variety of sources, including but not limited to towing companies, vehicle auctions, the general public, municipality sales, insurance carriers, and charitable organizations. The salvage vehicles we procure are generally older and priced lower than the salvage vehicles we purchase for our wholesale recycled product operations. Vehicles are delivered to our locations by the seller, or we arrange for transportation. Once on our property, minimal labor is required to process the vehicle other than removing the battery, fluids, refrigerants, catalytic converters and hazardous materials. The extracted fluids are stored in bulk and subsequently sold to recyclers. Vehicles are then placed in the yard for customers to remove parts. In our self service business, availability of a specific part will depend on which vehicles are currently at the site and to what extent parts may have been previously sold. We usually keep a vehicle at our facility for 30 to 120 days, depending on the capacity of the yard and the number of customers serviced, before it is crushed and sold to scrap metal processors.

Scrap and Other Materials

Our self service operations generate scrap metal, alloys and other materials that we sell to recyclers. Vehicles that we no longer make available to the public and "crush only" vehicles acquired from other companies, including OEMs, are typically crushed using equipment on site. Damaged and unusable wheel cores are melted in our aluminum furnace and sold to consumers of aluminum ingots and sows for the production of various automotive products. We also extract and sell the precious metals contained in certain of our recycled parts such as catalytic converters.

Customers

The customers of our self service yards are frequently do-it-yourself mechanics, small independent repair shops servicing older vehicles, auto rebuilders, and resellers. The scrap from vehicle hulks is sold to metals recyclers, with whom we may also compete when procuring salvage vehicles for our operations.

Competition

There are competitors operating self service businesses in all of the markets in which we operate. In some markets, there are numerous competitors, often operating in close proximity to our operations. We try to differentiate our business by the quality of the inventory, the size and cleanliness of the property, and digital marketing initiatives, including our mobile app. The mobile app allows customers to receive daily push notifications when vehicles they have identified an interest in are placed into their favorite yards and also allows them to input search parameters, including specific parts and the year, make, and model of their vehicle, to show which compatible parts are available in a specific yard. We do not consider retail chains that focus on the do-it-yourself market to be our direct competitors, as there is limited overlap in the products that we sell.

Information Technology Systems

In our self service business, we operate two internally-developed, proprietary enterprise management systems. The point of sale system is used to record retail sales transactions and reporting. The Carbuy system is used for the purchasing and inventorying of vehicles. We also use a module within the Carbuy system to record all sales transactions of scrap and other materials.

INTELLECTUAL PROPERTY

We own and have the right to use various intellectual property, including intellectual property acquired as a result of past acquisitions, such as intellectual property related to winches manufactured by Warn. In addition to trade names, trademarks and patents, we also have technology-based intellectual property that has been both internally developed and obtained through license agreements and acquisitions. We do not believe that our business is materially dependent on any single item of intellectual property, or any single group of related intellectual property, owned or licensed, nor would the expiration of any particular item or related group of intellectual property, or the termination of any particular intellectual property license agreement, materially affect our business. See the risk factor "Intellectual property claims relating to aftermarket products could adversely affect our business." in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding the risks related to intellectual property.

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

Employees

As of December 31, 2023, we employed approximately 49,000 persons, of which approximately 20,000 were based in North America and approximately 29,000 were based outside of North America. Of our employees in North America, approximately 1,000 were represented by unions. Outside of North America, we have government-mandated collective bargaining agreements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils. We consider our employee relations to be good. We ask our employees to participate in an annual engagement survey to better understand their needs to remain engaged. This helps us determine how we prioritize our human capital programs.

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

Commitment to Values and Ethics

At our Company, acting with integrity is not just expected, but required. Our Code of Ethics guides our employees to make ethical decisions in all aspects of their work. It includes topics such as using company assets, bribery and corruption, conflicts of interest, discrimination, harassment, health and safety, privacy and data protection, and protecting confidential information. Our commitment to acting with a high level of integrity includes a global Speak Up program and policy that provides guidance for reporting complaints in the event of alleged violations of our Code, policies or law. Individuals have the option of submitting concerns anonymously. They are assured that we do not tolerate harassment or retaliation against persons that report improper behavior.

Compensation and Benefits

We strive to attract and retain our talented employees by providing market-competitive compensation and benefits. We engage an outside consulting firm to objectively evaluate our compensation program and benchmark it against industry peers and other similarly situated organizations. Our short and long-term incentive programs are aligned with our vision, and key business objectives and are intended to motivate strong performance. We offer benefits that support our employees’ physical, financial, and emotional well-being. We are committed to providing a nurturing environment that helps our employees thrive. Our global initiative focuses on overall wellness in every aspect of life. We provide eligible employees medical, dental, and vision coverage, health savings and flexible spending accounts, paid time off, an employee assistance program and fund, voluntary short-term disability insurance, company-paid long-term disability insurance, company-paid term life insurance, a tuition reimbursement program, a scholarship program for the children of employees, a program to match charitable donations, paid parental leave, and retirement plan contributions. Our benefits vary by location and are designed to meet or exceed local laws and to be competitive in the marketplace.

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

Our business processes and operations are subject to laws and regulations relating to privacy and data protection. See the risk factor “The costs of complying with the requirements of laws pertaining to data privacy and cybersecurity of personal information and the potential liability associated with the failure to comply with such laws could materially adversely affect our business and results of operations.” in Part I, Item 1A of this Annual Report on Form 10-K for further information about privacy and data protection risks.

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

SEASONALITY

Our operating results are subject to quarterly variations based on a variety of factors, including, but not limited to, seasonal weather patterns. For our Wholesale - North America segment, we tend to see higher demand for our collision related products during periods of cold inclement weather, which creates a higher likelihood of increased collision frequency. For our Europe segment, many of our aftermarket service-related products are impacted by weather patterns. For example, during periods of extreme cold, our Europe segment historically witnesses an increase in battery demand. Our Specialty segment sells parts for RV and marine products, and as a result, we tend to see higher demand for our products during periods of warmer weather due to an increased level of outdoor leisure activity.

SUSTAINABILITY MATTERS

Environmental

LKQ's business operations help reduce the use of raw materials through our vehicle recycling and reuse programs helping to contribute to a circular economy. Our North American and European recycling operations harvest vehicle components for reuse in the repair of vehicles. Once the parts are harvested, the remaining valuable materials are removed and repurposed for use in the manufacturing of new basic materials such as steel, aluminum, plastic and rubber. Additionally, we extract fluids that we recycle or utilize in our own operations, such as fuel to run our own truck fleet.

Our recycling expertise and efforts are a key pillar of our mission statement of being a responsible steward of the environment and a true partner with the communities in which we operate. This stewardship has been embedded in our culture since our inception in 1998. Our recycling efforts preserve natural resources, reduce the demand for scarce landfill space, and help decrease air and water pollution, the latter attributed due to the avoidance of new manufacturing that otherwise would be required for these materials.

Social

We believe diverse thinking and an inclusive work environment encourages human ingenuity and a culture of integrity where everyone feels they belong. LKQ puts our employees first and they are the heart of LKQ. Refer to the "Human Capital" section above for more information.

Part of LKQ’s mission is to build strong partnerships with our employees and the communities where we live and operate. LKQ continually seeks to grow effective, strategic partnerships and to create awareness of these initiatives with our employees. Our employees are encouraged to volunteer in local community activities, and we have established a charitable foundation (the "LKQ Community Foundation") to distribute funds to local and international causes.

Governance

We continue to make substantial progress in the area of corporate governance. Our Board of Directors ("the Board") refreshment process has resulted in over half of our current Board being added since August 2018, and currently, 44% of our Board is comprised of persons from underrepresented groups. Additionally, seven of our nine directors are independent. We believe that the skill sets of our Board effectively address the areas of focus that are important for our short and long-term strategic objectives.

We have adopted “proxy access,” which permits an eligible stockholder to nominate and include in our proxy materials director nominees (subject to the terms set forth in our Bylaws). We also have majority voting for the election of our directors, requiring a director who fails to receive a majority vote to tender his or her resignation to the Board.

Our Board adopted a revised Code of Ethics in 2019 to help ensure that everyone at LKQ is clear on our mission, values and guiding ethical principles. Our Code of Ethics covers a variety of topics, including the use of company assets, bribery and corruption, conflicts of interest, discrimination, harassment, health and safety, privacy and data protection, protecting confidential information, and reporting Code of Ethics violations. It is now available in 19 languages through our website at www.lkqcorp.com. We also operate an anonymous global Speak Up line, available in every language in which we routinely conduct business.

More information on our Sustainability initiatives can be found in our 2022 Sustainability Report on our website at www.lkqcorp.com. The Sustainability Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.

Risks Relating to Our Business

Our operating results and financial condition have been and could continue to be adversely affected by the economic, political and social conditions in North America, Europe, Taiwan and other countries, as well as the economic health of vehicle owners and numbers and types of vehicles sold.

Changes in economic, political and social conditions in North America, Europe, Taiwan and other countries in which we are located or do business could have a material effect on our company. Negative effects to our supply chain, costs of doing business, sales and distribution activity may occur due to factors such as war or threats of war, natural disasters, nuclear facility accidents, public health emergencies, major logistics disruptions, sanctions, utility interruptions, terrorism and social unrest.

Our business is also affected by a number of other factors. For example, the number and types of new vehicles produced and sold by OEM affects our business. A decrease in the number of vehicles on the road may result in a decrease in repairs. In addition, our sales are impacted by changes to the economic health of vehicle owners. The economic health of vehicle owners is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, fuel prices, new and used vehicle pricing, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. If inflationary pressures or any of these other conditions worsen, our business, results of operations, financial condition and cash flows could be adversely affected.

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

We have a substantial business presence in Europe, including a significant presence in the U.K. and the Republic of Ireland ("ROI"). The U.K.’s withdrawal from the European Union (also known as Brexit) became effective on January 31, 2020. While a Trade and Cooperation Agreement exists between the U.K. and European Union, we have and continue to observe shipment delays, particularly with respect to the products we supply to our business in the ROI. The long-term extent and impact of these issues still remains unclear at this point which could have adverse impacts on our business.

We also have a presence in the Ukraine and are monitoring the situation there carefully. In addition, a number of our suppliers are based in China and Taiwan and so increasing strains and any political repercussions may have implications upon our supply chain.

Although we do not have significant customers or suppliers in the Middle East region, we do have customers and suppliers in regions that may be affected. Further escalation of the Israel and Hamas conflict and related geopolitical tensions, including the crisis in the Red Sea and increased trade barriers or restrictions on global trade, could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations.

We face competition from local, national, international, and internet-based vehicle products providers, and this competition could negatively affect our business.

The vehicle replacement products industry and vehicle accessory parts industry are highly competitive and are served by numerous suppliers of OEM, recycled, aftermarket, refurbished and remanufactured products. Within each of these categories of suppliers, there are local owner-operated companies, larger regional suppliers, national and international providers, and internet-based suppliers and distributors. Providers of vehicle replacement and accessory products that have traditionally sold only certain categories of such products may decide to expand their product offerings into other categories of vehicle products, which may further increase competition. Some of our current and potential competitors may have more operational expertise; greater financial, technical, manufacturing, distribution, and other resources; longer operating histories; lower cost structures; and better relationships in the insurance and vehicle repair industries or with consumers, than we do. Business transacted on online marketplaces continues to increase, which presents additional competitive pressures on us; in addition, the owners of these online marketplaces control access to their platforms and may prohibit us from participating.

In North America and Europe, local companies have formed cooperative efforts to compete in our industry. As a result of these factors, our competitors may be able to provide products that we are unable to supply, provide their products at lower costs, or supply products to customers that we are unable to serve.

We believe that a majority of collision parts by dollar amount are supplied by the OEMs, with the balance being supplied by distributors of alternative aftermarket, recycled, refurbished and remanufactured collision parts like us. The OEMs are therefore able to exert pricing pressure in the marketplace. We compete with the OEMs primarily on price and, to a lesser extent, on service and quality. Our operations worldwide are dependent upon clear laws and regulation regarding the manufacture of automotive parts in competition with OEM parts.

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

We rely upon insurance companies and our customers to promote the usage of alternative parts.

We rely on business relationships with insurance companies and our customers and our success depends, in part, on the acceptance and promotion of alternative parts usage by automotive insurance companies and vehicle repair facilities. There can be no assurance that current levels of alternative parts usage will be maintained or will increase in the future.

These insurance companies encourage vehicle repair facilities to use products we provide. The business relationships include in some cases participation in aftermarket quality and service assurance programs that may result in a higher usage of our aftermarket products than would be the case without the programs. Our arrangements with these companies may be terminated by them at any time, including in connection with their own business concerns relating to the offering, availability, standards or operations of the aftermarket quality and service assurance programs. We rely on these relationships for sales to some repair shops, and a modification or termination of these relationships may result in a loss of sales, which could adversely affect our results of operations.

In addition, to the extent that the repair industry continues to consolidate, the buying power of repair shop customers may further increase, putting additional pressure on our financial returns.

Intellectual property claims relating to aftermarket products could adversely affect our business.

OEMs and others have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. OEMs have brought such claims in court and with the U.S. International Trade Commission. In some cases, we have entered into patent license agreements with OEMs that allow us to sell aftermarket parts that replicate the patented protected parts in exchange for a royalty and otherwise in accordance with the terms of the agreements.

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

Independent organizations that certify aftermarket products may revoke the certification of products that are the subject of intellectual property disputes. Lack of certification may negatively impact us because many major insurance companies recommend or require the use of aftermarket products only if they have been certified by such an organization.

If the number of vehicles involved in accidents or being repaired declines, or the mix of the types of vehicles in the overall vehicle population changes, our business could suffer.

Our business depends on vehicle accidents, mechanical failures and routine maintenance for both the demand for repairs using our products and services and the supply of recycled, remanufactured and refurbished parts. In addition, our business is impacted by factors that influence the number and/or severity of accidents and mechanical failures including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, the occurrence and severity of certain weather conditions, the congestion of traffic, distracted driving, the use of alcohol or drugs by drivers, the usage rate and effectiveness of accident avoidance systems in new vehicles, the reliability of new OEM parts, the condition of roadways and the increase in vehicle speeds. In addition, an increase in fuel prices may cause the number of vehicles on the road, the number of miles driven, and the need for mechanical repairs and maintenance to decline, as motorists seek alternative transportation options. Mild weather conditions, particularly during winter months, tend to result in a decrease in vehicle accidents. Moreover, legislation banning the use of handheld electronic devices while driving could lead to a decline in accidents.

Systems designed to minimize accident frequency and severity are becoming more prevalent and more technologically sophisticated. To the extent OEMs install or are mandated by law to install accident avoidance systems in their vehicles, the number and severity of accidents could decrease, which could have a material adverse effect on our business.

The average number of new vehicles sold annually has fluctuated from year-to-year. Periods of decreased sales could result in a reduction in the number of vehicles on the road and consequently fewer vehicles involved in accidents or in need of mechanical repair or maintenance. Substantial declines in automotive sales in the future could have a material adverse effect on our business, results of operations and/or financial condition. In addition, if vehicle population trends result in a disproportionately high number of older vehicles on the road, insurance companies may find it uneconomical to repair such vehicles or there could be less costly repairs. If vehicle population trends result in a disproportionately high number of newer vehicles on the road, the demand generally for mechanical repairs and maintenance would likely decline due to the newer, longer-lasting parts in the vehicle population and mechanical failures being covered by OEM warranties for the first years of a vehicle's life. Moreover, alternative collision and mechanical parts are less likely to be used on newer vehicles. Our Specialty segment depends on sales of pickup trucks, sport utility vehicles, crossover utility vehicles, high performance vehicles, marine vehicles and RVs; any reduction in the number of such vehicles in operation will adversely affect demand for our Specialty products.

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

Fluctuations in the prices of commodities could adversely affect our financial results.

Our recycling operations generate scrap metal and precious metals (such as platinum, palladium, and rhodium) as well as other metals that we sell. After we dismantle or process a vehicle, the remaining vehicle hulks are sold to scrap processors and other remaining metals are sold to processors and brokers of metals. In addition, we receive "crush only" vehicles or vehicles to be further processed from other companies, including OEMs, which we dismantle and which generate scrap metal and other metals, in accordance with the guidelines of our agreements with the providing company. The prices of scrap and other metals have historically fluctuated, sometimes significantly, due to market factors. In addition, buyers may stop purchasing metals entirely due to excess supply. To the extent that the prices of metals decrease materially or buyers stop purchasing metals, our revenue from such sales will suffer and a write-down of our inventory value could be required.

The cost of our self service retail and, to a lesser extent, our wholesale recycled inventory purchases will change as a result of fluctuating scrap metal and other metals prices. In a period of falling metal prices, there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices decline, and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions. The prices of steel, aluminum, and plastics are components of the cost to manufacture products for our aftermarket business. If the prices of commodities rise and result in higher costs to us for products we sell, we may not be able to pass these higher costs on to our customers.

An adverse change in our relationships with our suppliers, disruption to our supply of inventory, or the misconduct, performance failures or negligence of our third party vendors or service providers could increase our expenses, impede our ability to serve our customers, or expose us to liability.

Our Wholesale - North America business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. Our European business acquires products from a wide variety of suppliers, including products from Asian sources. We incur substantial freight costs to import parts from our suppliers, many of which are located in Asia. The cost of freight and shipping containers rose in 2021 and 2022 relative to historical levels, and if the cost of freight and shipping containers rise again in the future, we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have an adverse effect on us until alternative suppliers are located and have commenced manufacturing and providing the relevant products. In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory. We also face the risk that our suppliers could attempt to circumvent us and sell their product directly to our customers; consolidation of our suppliers could enhance their ability to distribute products through additional sales channels and thus decrease their reliance on wholesale distributors like us.

Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, natural disasters, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas).

Because a substantial volume of our sales involves products manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers. In addition, as OEMs convert to raw materials other than steel, it may be more difficult or expensive to source aftermarket parts made with such materials, and it may be more difficult for repair shops to work with such materials in the repair process.

Most of our wholesale recycled and a portion of our self service inventory is obtained from vehicles offered at salvage auctions that are owned and operated by third-party companies. We do not typically have contracts with these auction companies. According to industry analysts, a small number of companies control a large percentage of the salvage auction market. If an auction company prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we face competition in the purchase of vehicles from direct competitors, rebuilders, exporters and other bidders. To the extent that the number of bidders increases, it may have the effect of increasing our cost of goods sold for wholesale recycled products. Some jurisdictions regulate bidders to help ensure that salvage vehicles are purchased for legal purposes by qualified buyers. Auction companies have been actively seeking to reduce, circumvent or eliminate these regulations, which would further increase the number of bidders.

In addition, there is a limited supply of salvage vehicles in North America, and thus the costs to us of these vehicles could increase over time. In some states, when a vehicle is deemed a total loss, a salvage title is issued. Whether states issue salvage titles is important to the supply of inventory for the vehicle recycling industry because an increase in vehicles that qualify as salvage vehicles provides greater availability and typically lowers the price of such vehicles. Currently, these titling issues are a matter of state law. The vehicle recycling industry generally favors a uniform definition, since it would avoid inconsistencies across state lines, and generally favors a definition that expands the number of damaged vehicles that qualify as salvage. However, certain interest groups, including repair shops and some insurance associations, may oppose this type of legislation. There can be no assurance that such legislation will be enacted in the future.

We also acquire inventory directly from insurance companies, OEMs, and others. To the extent that these suppliers decide to discontinue these arrangements, our business could be adversely affected through higher costs or the resulting potential inability to service our customers.

As vehicle technology changes, some parts will become more complex and the design or technology of those parts may be covered by patents, proprietary software, access restrictions or other rights that make it difficult for manufacturers to supply such aftermarket parts to companies such as ours. The complexity of the parts may include software or other technical aspects that make it difficult to identify what is wrong with the vehicle. More complex parts may be difficult to repair and may require expensive or difficult to obtain software updates, limiting our ability to compete with the OEMs.

We rely on third parties to provide products and services that are integral to our operations. If we fail to adequately assess, monitor and regulate the performance of our third-party vendors and service providers, we could be subject to additional risk caused by the misconduct, performance failures or negligence of these third parties. For example, these could include violations of, or noncompliance with, laws and/or regulations governing our business (including, but not limited to, anti-slavery, bribery, child labor, cybersecurity or privacy laws), which could lead to sanctions and/or fines from governmental agencies. Our arrangements with third-party vendors and service providers may cause us financial and reputational harm if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our customers. See the risk factor entitled “The costs of complying with the requirements of laws pertaining to the privacy and security of personal information and the potential liability associated with the failure to comply with such laws could materially adversely affect our business and results of operations” for further information about the security and confidentiality of our information and data. Further, noncompliance with contract terms by our third party vendors or service providers could expose us to liability to other third parties or our employees.

Future public health emergencies could have a material adverse impact on our business, results of operation, financial condition and liquidity, the nature and extent of which is highly uncertain.

The global outbreak of the coronavirus ("COVID-19") significantly increased economic, demand and operational uncertainty. Our operations have generally stabilized since the peak of the COVID-19 pandemic, and, in May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. However, a resurgence or development of new strains of COVID-19 or any other public health emergencies could result in unpredictable responses by authorities around the world which could negatively impact our global operations, customers and suppliers. Any future pandemics or public health emergencies could reduce demand for our products and/or result in disruptions to our operations, including higher rates of employee absenteeism, and supply chain challenges, which could negatively impact our ability to meet customer demand. The extent to which new strains or variants of COVID-19 or other public health emergencies could impact our business, results of operations, financial condition or liquidity is highly uncertain and would depend on future developments, including the spread and duration of any such virus and the variants thereof, potential actions taken by governmental authorities and how quickly economic conditions stabilize and recover.

If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pretax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, our goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, deterioration of expected future cash flows or performance, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2023, our total goodwill subject to future impairment testing was $5,600 million. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Estimates section of Part II, Item 7 and "Intangible Assets" in Note 2, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Except for indefinite-lived intangibles, we amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We review finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2023, the value of our other intangible assets, net of accumulated amortization, was $1,313 million.

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

In certain circumstances, we have agreed to defend and indemnify insurance companies and customers against claims and damages relating to product liability and product recalls. The existence of claims or damages for which we must defend and indemnify these parties could also negatively impact our business, results of operations or financial condition.

We may not be able to successfully acquire businesses or integrate acquisitions, and we may not be able to successfully divest certain businesses.

We may not be able to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms, if we do not obtain required antitrust or other regulatory approvals, or for other reasons. Moreover, we may not be able to identify acquisition candidates at reasonable prices and/or be able to successfully integrate acquisitions.

If we buy a business or a division of a business, we may experience difficulty integrating that business' or division's personnel and operations, which could negatively affect our operating results. In addition:

•the key personnel of the acquired business may decide not to work for us;
•customers of the acquired business may decide not to purchase products from us;
•suppliers of the acquired business may decide not to sell products to us;
•we may experience business disruptions as a result of IT systems conversions;
•we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;
•we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence;
•we may intentionally assume the liabilities of the businesses we acquire, which could result in material adverse effects on our business;
•the acquired business could place unanticipated demands on our management, operational resources and financial and internal control systems;
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

As of December 31, 2023, we had approximately $1,943 million aggregate principal amount of unsecured, variable-rate debt outstanding under our Senior Unsecured Credit Agreement and Senior Unsecured Term Loan Agreement and approximately $976 million of availability under the Senior Unsecured Credit Agreement ($1,086 million of availability reduced by $110 million of amounts outstanding under letters of credit). In addition, we had approximately $2,228 million aggregate principal amount of unsecured, fixed rate debt outstanding comprised of €500 million ($552 million) aggregate principal amount of 3.875% senior notes due 2024 (the "Euro Notes (2024)"), €250 million ($276 million) of 4.125% senior notes due 2028 (the "Euro Notes (2028)"), $800 million of 5.75% senior notes due 2028 (the "U.S. Notes (2028)"), and $600 million of 6.25% senior notes due 2033 (the "U.S. Notes (2033)," and together with the Euro Notes (2024), the Euro Notes (2028), and the U.S. Notes (2028), the "senior notes").

Our substantial amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position.

For example, our debt and our debt service obligations could:

•increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures, dividends, share repurchases, other investments or other general corporate purposes;
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

Our credit agreement will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness under the existing agreement. As of December 31, 2023, we would have been able to incur an additional $976 million of indebtedness under our credit agreement ($1,086 million of availability reduced by $110 million of amounts outstanding under letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the need to service such debt would increase.

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
•guarantee indebtedness; and
•alter the business we conduct.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. In the event we fail to maintain compliance with these covenants in the future, we may be unable to obtain waivers from the lenders and/or amend the covenants. Failure to comply with any of these covenants would cause a default under the credit agreement. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facilities or it may be on terms that are not acceptable to us.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot guarantee that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we hope to realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

Our future capital needs may require that we seek to refinance our debt or obtain additional debt or equity financing, events that could have a negative effect on our business.

We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. Funds may not be available or available on terms acceptable to us as a result of different factors, including but not limited to turmoil in the credit markets that results in the tightening of credit conditions and current or future regulations applicable to the financial institutions from which we seek financing. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. There are limitations in the indentures that govern the U.S. Notes (2028) and U.S. Notes (2033) on our ability to refinance such notes prior to May 15, 2028 and March 15, 2033, respectively. We could refinance the senior notes through open market purchases, subject to a limitation in our credit agreement on the amount of such purchases. If we fail to raise capital when needed, our business may be negatively affected.

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

We are a holding company and repayment of our indebtedness is dependent on cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are borrowers or guarantors of the indebtedness, our subsidiaries do not have any obligation to pay amounts due on the indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the senior notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries and, under certain circumstances, distributions from our subsidiaries may be subject to taxes that reduce the amount of such distributions available to us. While the indentures governing the senior notes limit the ability of our subsidiaries to restrict the payment of dividends or to restrict other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive sufficient distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the senior notes.

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

The amount, timing and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment of debt. Changes in cash flows, tax laws and our share price could also impact our share repurchase program and other capital activities. In addition, decisions to return capital to shareholders, including through our repurchase program or the issuance of dividends on our common stock, remain subject to determination of our Board that any such activity is in the best interests of our shareholders and is in compliance with all applicable laws and contractual obligations.

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

Certain independent organizations test the quality and safety of aftermarket products. If these organizations decide not to test a particular aftermarket product, or in the event that such organizations decide that a particular product does not meet applicable quality or safety standards, we may decide to discontinue sales of such product or insurance companies may decide to discontinue authorization of repairs using such product. Such events could adversely affect our business.

Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain recycled products that we provide, such as airbags. In addition, laws relating to the regulation of parts affecting vehicle emissions, such as California’s Proposition 65, may impact the ability of our Specialty segment to sell certain accessory products. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional recycled products. The passage of legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse effect on our business. In addition, Congress could enact federal legislation restricting the use of aftermarket or recycled automotive products used in the course of vehicle repairs.

In Europe, the Motor Vehicle Block Exemption Regulations ("MVBER") regulate the competition rules on automotive spare parts. In April 2023, the MVBER was extended for 5 years. The MVBER and accompanying guidance clarified that data generated by vehicle sensors may be an 'essential input' for the provision of repair and maintenance services. Therefore, independent repairers should have access to such data on an equal footing to OEM authorized dealers. The existing principles for the provision of technical information, tools and training necessary for the repair and maintenance services have also been extended to explicitly cover vehicle-generated data. A similar regulation has also been adopted in the U.K. under the Motor Vehicle Block Exemption Order, which addresses technological and data requirements and remains in force until May 31, 2029.

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

We are subject to various environmental protection and health and safety laws and regulations governing, among other things: the emission and discharge of hazardous materials into the ground, air, or water; exposure to hazardous materials; and the generation, handling, storage, use, treatment, identification, transportation, and disposal of industrial by-products, waste water, storm water, and mercury and other hazardous materials. We are also required to obtain environmental permits from governmental authorities for certain of our operations. If we violate or fail to obtain or comply with these laws, regulations, or permits, we could be fined or otherwise sanctioned by regulators or lose our operating permits. We could also become liable if employees or other parties are improperly exposed to hazardous materials. We have an environmental management process designed to facilitate and support our compliance with these requirements; however, we cannot guarantee complete compliance with such requirements.

We have made and will continue to make capital and other expenditures relating to environmental matters. Although we presently do not expect to incur any capital or other expenditures relating to environmental controls or other environmental matters in amounts that would be material to us, we may be required to make such expenditures in the future.

Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at, or migration to or from, our present facilities or our predecessors' past facilities and at independent waste disposal sites. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. Some of our facilities are located on or near properties with a history of industrial use that may have involved hazardous materials. As a result, some of our properties may be contaminated. Some environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination. These environmental laws also impose liability on any person who disposes of, treats, or arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person, and at times can impose liability on companies deemed under law to be a successor to such person. Third parties may also make claims against owners or operators of properties, or successors to such owners or operators, for personal injuries and property damage associated with releases of hazardous or toxic substances.

Contamination resulting from the vehicle recycling processes can include soil and ground water contamination from the release, storage, transportation, or disposal of gasoline, motor oil, antifreeze, transmission fluid, chlorofluorocarbons from air conditioners, other hazardous materials, or metals such as aluminum, cadmium, chromium, lead, and mercury. Contamination from the refurbishment of chrome plated bumpers can occur from the release of the plating material. Contamination can migrate on-site or off-site, which can increase the risk, and the amount, of any potential liability.

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

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be negatively impacted, which could harm our operating results and investor perceptions of our company and as a result may have a material adverse effect on the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related rules, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and, in some instances, remediation. We have acquired entities that had no publicly traded debt or equity and therefore were not previously required to conform to the rules and regulations of the SEC, especially related to their internal control structure. Integrating acquired entities into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel, which increases our compliance costs. We must complete the evaluation and integration of internal controls over financial reporting and report our assessment within the required time frame.

In addition, with the increasing frequency of cyber-related frauds perpetrated to obtain inappropriate payments, we need to ensure our internal controls related to authorizing the transfer of funds and changing our vendor master files are adequate. Furthermore, the introduction of new, and changes to existing, ERP and financial reporting information systems create implementation and change management risks that require effective internal controls to mitigate. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business, and our stock price.

We may be adversely affected by legal, regulatory or market responses to global climate change.

Growing concern over climate change has led policy makers to enact or consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, significant increases in fuel economy requirements, new regulatory restrictions on emissions of carbon dioxide or new incentive programs that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows.

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

On August 16, 2022, the U.S. enacted legislation commonly referred to as the Inflation Reduction Act (the "IRA"). The IRA contained a number of new provisions the most significant of which are a new Corporate Alternative Minimum Tax and a new Stock Repurchase Excise Tax. In addition, the Organization for Economic Co-operation and Development (the “OECD”) released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. While we do not currently expect Pillar Two to have a material impact on our effective tax rate, our analysis will continue as the OECD continues to release additional guidance and countries implement legislation.

The tax rates applicable in the jurisdictions within which we operate vary. Therefore, our effective tax rate may be adversely affected by changes in the mix of our earnings by jurisdiction.

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

The costs of complying with the requirements of laws pertaining to data privacy and cybersecurity of personal information and the potential liability associated with the failure to comply with such laws could materially adversely affect our business and results of operations.

We collect personally identifiable information ("PII") and other data as part of our business processes and operations. The legislative and regulatory framework relating to privacy and data protection is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. This data is subject to a variety of U.S. and international laws and regulations. Many foreign countries and governmental bodies, including the European Union, Canada, U.K., Switzerland and other jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are more restrictive than those in the U.S. In addition, the European Union adopted the General Data Protection Regulation ("GDPR") that imposes more stringent data protection requirements for processors and controllers of personal data, including expanded disclosures about how PII is to be used, limitations on retention of PII, mandatory data breach notification requirements, possible restrictions on cross border transfers of PII and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides severe penalties for noncompliance. In addition, stricter laws in this area are being enacted in certain states in the U.S. and in other countries, and more jurisdictions are likely to follow this trend. Most recently, the SEC has announced strict disclosure rules for material, cybersecurity incidents.

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

Certain of our employees are represented by labor unions and works councils and other employee representative bodies and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. From time to time, there have been efforts to organize additional portions of our workforce and those efforts can be expected to continue. In addition, legislators and government agencies could adopt new regulations, or interpret existing regulations in a manner, that could make it significantly easier for unionization efforts to be successful. Also, we have been and may in the future be subject to strikes or work stoppages, union and works council campaigns, and other labor disruptions and disputes. Additional unionization efforts, new collective bargaining or similar agreements, and work stoppages could materially increase our costs and reduce revenue and could limit our flexibility in terms of work schedules, reductions in force and other operational matters.

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

In the ordinary course of business, we rely upon IT networks and systems, some of which are provided by or leased from third parties, to process, transmit and store electronic information and to manage and support a variety of business processes and activities. The secure operation of these IT networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, these IT networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals, breaches due to employee error or malfeasance, disruptions during the process of upgrading or replacing computer software or hardware, terminations of business relationships by third party service providers, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. The occurrence of any of these events involving us or involving the third parties with whom we do business could compromise our or the third parties' networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or loss of information could result in legal claims or proceedings, disruption to our operations and damage to our reputation, any of which could adversely affect our business. In addition, as security threats continue to evolve, we will likely need to invest additional resources to protect the security of our systems.

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

Weather, terrorist activities, war or other disasters, or the threat of any of them, may result in the breakdown of our distribution center systems, closure of our distribution centers or other facilities or may adversely affect our ability to deliver inventory through our system on a timely basis. This may affect our ability to serve our customers, resulting in lost sales or a potential loss of customer loyalty. Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the countries in which we operate, and we may not be able to obtain such merchandise from other sources at similar prices. Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s operations and are based on recognized frameworks established by the International Organization for Standardization, the National Institute of Standards and Technology and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall risk management approach, the Company’s cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with and receives cybersecurity information or reports from members of the Company’s Risk Management Committee, the Company's Chief Information Security Officer (“CISO”) and other members of management.

Collaborative Approach: The Company's Board and management have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made in a timely manner. The Company also purchases cybersecurity insurance to mitigate the financial risk associated with cybersecurity breaches.

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including but not limited to secure web gateways, secure e-mail gateways, multi-factor authentication, endpoint detection and response, cloud security posture management, privileged access management, firewalls, intrusion detection/prevention systems, and web application firewalls.

Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident, and such plans are maintained, tested and evaluated on a regular basis.

Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s information security policies, standards, processes and practices.

The Company engages in the periodic assessment and testing of adherence to the Company’s policies, standards, processes and practices that are designed to address cybersecurity risks, threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Risk Management Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The Board, in coordination with the Audit Committee and the Risk Management Committee, which is comprised of senior management of the Company, oversees the Company’s risk management process, including the management of risks arising from cybersecurity threats. The Board, Audit Committee and Risk Management Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board, Audit Committee and Risk Management Committee also receive prompt and timely information regarding any cybersecurity incident that meets materiality reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a quarterly basis, the CISO holds security risk meetings with LKQ’s business segment leadership to highlight the security risk environment, policies, controls, and remedial actions planned to address risks or vulnerabilities. On an annual basis, the Board and the Company’s Chief Information Officer ("CIO") and CISO discuss the Company’s approach to cybersecurity risk management.

The CISO, in coordination with the Risk Management Committee, which includes, among others, our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), CIO and General Counsel ("GC"), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and reports significant (including potentially material) threats and incidents to executive leadership.

The CISO has served in various roles in IT and information security for over 26 years, including serving as the Chief Information Security Officer of two large public companies. The CISO holds an undergraduate degree in computer science and a graduate degree in business and attained professional certification as a Certified Information System Security Professional ("CISSP"), Certified Information Security Manager ("CISM") and GIAC Certified Incident Handler ("GCIH"). The CIO holds an undergraduate degree in Economics and a master’s degree in business administration, and has served in various roles in IT for over 25 years, including serving as the Chief Information Officer of three public companies. The Company’s CEO, CFO and GC each hold undergraduate and graduate degrees in their respective fields, and each has experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

As of December 31, 2023, our operations included approximately 1,650 facilities, most of which are leased. Of our total facilities, approximately 550 facilities were located in the U.S. and approximately 1,100 facilities were located in over 25 other countries. Many of our locations stock multiple product types and/or serve more than one function.

Our global headquarters are located at 500 West Madison Street, Suite 2800, Chicago, Illinois 60661.

Our North American headquarters, located in Antioch, Tennessee, maintains certain centralized functions for our Wholesale - North America and Self Service operations, including accounting, procurement, and information systems support.

Our European headquarters are located in Zug, Switzerland, and certain back-office support functions for our European segment are located in Katowice, Poland, which began operations in the second half of 2021. Our largest distribution centers are located in Tamworth, England, Sulzbach-Rosenberg, Germany, and Berkel en Rodenrijs, the Netherlands.

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

ITEM 3. LEGAL PROCEEDINGS

In April 2019, Plastique Royal Inc., a subsidiary of Uni-Select, received an Environment Protection Compliance Order ("EPCO") from the Environment and Climate Change Canada ("ECCC") under the Canadian Environmental Protection Act, 1999, alleging that certain products sold by Plastique Royal had volatile organic compound ("VOC") concentration that exceeded the limit set out in the applicable environmental regulations. The ECCC also alleged that Plastique Royal failed to comply with the EPCO. On November 6, 2023, as part of a negotiated plea agreement, Plastique Royal pleaded guilty to one count of violating the Canadian Environmental Protection Act, 1999 and one count of violating the VOC Concentration Limits for Automotive Refinishing Products Regulations and was ordered to pay a fine of C$600,000, which was paid in November 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol "LKQ." At February 16, 2024, there were 15 record holders of our common stock.

A summary of the dividend activity for our common stock for the year ended December 31, 2023 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.275	February 21, 2023	March 16, 2023	March 30, 2023
$0.275	April 25, 2023	May 18, 2023	June 1, 2023
$0.275	July 25, 2023	August 17, 2023	August 31, 2023
$0.30	October 24, 2023	November 16, 2023	November 30, 2023

On February 20, 2024, our Board declared a quarterly cash dividend of $0.30 per share of common stock, payable on March 28, 2024, to stockholders of record at the close of business on March 14, 2024. The payment of any future dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board deems relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the percentage change in the cumulative total returns on our common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index (the "Peer Group") for the period beginning on December 31, 2018 and ending on December 31, 2023 (which was the last day of our 2023 fiscal year). The stock price performance in the graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index and the Peer Group was $100 on December 31, 2018 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the S&P 500 Index and the Peer Group

$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
LKQ Corporation
S&P 500 Index
Peer Group

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
LKQ Corporation	$100	$150	$149	$254	$231	$211
S&P 500 Index	$100	$131	$156	$200	$164	$207
Peer Group	$100	$127	$150	$181	$133	$133

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

Issuer Purchases of Equity Securities

Our Board has authorized a stock repurchase program under which we are able to purchase up to $3,500 million of our common stock from time to time through the scheduled duration of the program on October 25, 2025. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

The following table summarizes our stock repurchases for the three months ended December 31, 2023 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 - October 31, 2023	0.2	$43.73	0.2	$1,099
November 1, 2023- November 30, 2023	0.1	$43.83	0.1	$1,096
December 1, 2023 - December 31, 2023	0.4	$45.65	0.4	$1,076
Total	0.7		0.7

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2023 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. Discussion of 2021 items and the year-over-year comparison of changes in our financial condition and the results of operations as of and for the years ended December 31, 2022 and December 31, 2021 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. Unless otherwise indicated or the context otherwise requires, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "the Company," "our," "LKQ" and similar terms refer to LKQ Corporation and its subsidiaries.

Overview

We are a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty aftermarket products and accessories to improve the performance, functionality and appearance of vehicles.

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

Our Wholesale - North America segment is a leading provider of alternative vehicle collision replacement products, paint and related products, and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. Our Europe segment is a leading provider of alternative vehicle replacement and maintenance products in Germany, the U.K., the Benelux region, Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries. Our Specialty segment is a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada. Our Self Service segment operates self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles.

Our operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the factors referred to in Special Note on Forward-Looking Statements and Risk Factors above. Due to these factors and others, which may be unknown to us at this time, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

Acquisitions and Investments

Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Through 2018, our acquisition strategy was focused on consolidation to build scale in fragmented markets across North America and Europe. We targeted companies that were market leaders, expanded our geographic presence and enhanced our ability to provide a wide array of vehicle products through our distribution network. In the last few years, we have shifted our focus to acquisitions that target high synergies and/or add critical capabilities, including the acquisition of Uni-Select, completed in August 2023, that complements our existing North American paint distribution operations and provides a scaled position in the Canadian mechanical parts space, with opportunity for future consolidation and growth. Additionally, we have made investments in various businesses to advance our strategic objectives. See Note 3, "Business Combinations" and Note 11, "Equity Method Investments" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions and investments.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories used to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. During the year ended December 31, 2023, parts and services revenue represented 95.0% of our consolidated revenue. Revenue from other sources includes scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters) sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 13, "Revenue Recognition" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our sources of revenue.

Critical Accounting Estimates

The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Historically, we have not made significant changes to the methods for determining these estimates as our actual results have not differed materially from our estimates. We do not believe it is reasonably likely that the estimates and related assumptions will change materially in the foreseeable future; however, actual results could differ from those estimates under different assumptions, judgments or conditions.

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results of operations, and which require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting estimates addressed below. For additional information related to significant accounting policies used in the preparation of our Consolidated Financial Statements, see Note 2, "Summary of Significant Accounting Policies" to the accompanying Consolidated Financial Statements.

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

Sensitivity of Estimate to Change

The balance of our goodwill was $5,600 million and $4,319 million as of December 31, 2023 and December 31, 2022, respectively. We have not made material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years. The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses. During fiscal year 2023, we elected to perform a quantitative impairment test for our goodwill. No impairment charges were recorded as a result of the testing as the fair value of each goodwill reporting unit exceeded the calculated carrying value. A 10% decline in projected cash flows or a 10% increase in the discount rate would not have resulted in an impairment to goodwill.

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

Sensitivity of Estimate to Change

The amount of goodwill recorded from our 2023 acquisitions was $1,221 million as of December 31, 2023. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. Changes in the estimates applied or values of acquired assets and liabilities could have a material impact on our financial statements. As a result, during the measurement period, which may be up to one year from the business acquisition date, we may record adjustments to the originally assigned values of assets acquired and liabilities assumed with the corresponding offset to goodwill.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 2, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.

Financial Information by Geographic Area

See Note 13, "Revenue Recognition" and Note 25, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our revenue and long-lived assets by geographic region.

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

•Transformation expenses — Period costs incurred to execute the 1 LKQ Europe plan that are expected to contribute to ongoing benefits to the business (e.g., non-capitalizable implementation costs related to a common ERP platform). These expenses are recorded in selling, general and administrative ("SG&A") expenses.

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

We are executing on the various projects associated with the 1 LKQ Europe plan and expect to be completed by the end of 2027. In the second quarter of 2023, we extended the completion date from 2025 to 2027 based on a detailed project review, after which we concluded that the common ERP system implementation would require additional time to allow for operational process reengineering to support further standardization across the segment. The extended implementation schedule and incremental process reengineering work will help to minimize potential business disruptions but increased the overall cost estimate by $85 million. We expect to achieve additional cost benefits through expanded application of shared services and productivity improvements along with working capital reductions related to inventory rationalization. We are currently realizing a portion of the benefits of the 1 LKQ Europe plan, and we expect to grow Segment EBITDA margin in the future as further actions in the plan are implemented. During the year ended December 31, 2023, we incurred $27 million in costs across all three categories noted above. We expect that costs of the plan, reflecting all three categories noted above, will range between $125 million to $155 million for 2024 through the projected plan completion date in 2027. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe plan that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the plan to continue to enable trade working capital and productivity initiatives that will help fund the plan cost.

Ukraine/Russia Conflict

The Russian invasion of Ukraine and resulting global governmental response impacted our business in 2022 and 2023, and are expected to continue to impact our business in 2024. Governmental sanctions imposed on Russia have restricted our ability to sell to and collect from customers based in Russia and Belarus, and Russian military activity in Ukrainian territory has temporarily changed the way in which we operate in Ukraine. Many of our branches in Ukraine have remained open, although operating at less than full capacity, during the conflict, while others have closed temporarily. We expect to continue operating in this manner unless conditions change. We currently do not expect the conflict to have a material impact on our ongoing results of operations or cash flows. Our operations in Ukraine represented approximately 1% of both our total annual revenue and total annual operating profit for fiscal year 2023 and comprised approximately $69 million of total assets as of December 31, 2023. In addition, LKQ revenue from customers in Russia and Belarus represented less than 0.3% of our total revenue in 2021 (the last full year before we stopped selling to customers in these countries). As future developments in the conflict are difficult to predict and outside of our control, it is possible that estimates underlying our financial statements may change significantly in future periods.

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

•Segment EBITDA - See Note 25, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2023	2022
Revenue	100.0%	100.0%
Cost of goods sold	59.8%	59.2%
Gross margin	40.2%	40.8%
Selling, general and administrative expenses	27.9%	27.7%
Restructuring and transaction related expenses	0.5%	0.2%
Gain on disposal of businesses	—%	(1.2)%
Depreciation and amortization	2.0%	1.8%
Operating income	9.8%	12.4%
Total other expense, net	0.9%	0.5%
Income from continuing operations before provision for income taxes	8.9%	11.9%
Provision for income taxes	2.2%	3.0%
Equity in earnings of unconsolidated subsidiaries	0.1%	0.1%
Income from continuing operations	6.8%	8.9%
Net (loss) income from discontinued operations	—%	—%
Net income	6.8%	9.0%
Less: net income attributable to continuing noncontrolling interest	—%	—%
Net income attributable to LKQ stockholders	6.7%	9.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Year Ended December 31,		Percentage Change in Revenue
	2023	2022	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$13,174	$11,933	4.7%	4.8%	0.9%	10.4%
Other revenue	692	861	(16.0)%	(3.4)%	(0.1)%	(19.6)%
Total revenue	$13,866	$12,794	3.3%	4.2%	0.8%	8.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 10.4% represented increases in segment revenue of 18.2% in Wholesale - North America, 10.4% in Europe, and 2.4% in Self Service, partially offset by a decrease of 6.9% in Specialty. This overall increase was driven by organic parts and services revenue growth of 4.7%, a 4.8% increase due to the net impact of acquisitions and divestitures, and a 0.9% increase due to fluctuations in foreign exchange rates. The decrease in other revenue of 19.6% was primarily driven by a decrease in organic revenue of $138 million due to unfavorable movements in precious metals and scrap steel prices compared to the prior year, primarily attributable to a $93 million decrease in our Self Service segment and a $41 million decrease in our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased to 59.8% for the year ended December 31, 2023 from 59.2% for the year ended December 31, 2022. Cost of goods sold reflects increases of 0.4% from our Specialty segment, and 0.3% from our Wholesale - North America segment (including a 0.5% dilutive effect related to our acquisition of Uni-Select), partially offset by a decrease of 0.2% attributable to mix primarily due to a decline in revenue in our Specialty segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Selling, General and Administrative Expenses

Our SG&A expenses as a percentage of revenue increased to 27.9% for the year ended December 31, 2023 from 27.7% for the year ended December 31, 2022. The year over year change in SG&A expense was mostly impacted by offsetting factors including an unfavorable mix effect, and a reduction in our Wholesale - North America segment, which benefited from the Uni-Select Acquisition. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Year Ended December 31,
	2023		2022		Change
Restructuring expenses	$44	(1)	$15	(2)	$29
Transaction related expenses	21	(3)	5	(3)	16
Restructuring and transaction related expenses	$65		$20		$45
(1)Restructuring expenses for the year ended December 31, 2023 primarily consisted of (i) $29 million related to our acquisition integration plans, (ii) $14 million related to our global restructuring plans, and (iii) $1 million related to our 1 LKQ Europe plan.

(2)    Restructuring expenses for the year ended December 31, 2022 primarily consisted of (i) $11 million related to our global restructuring plans, (ii) $3 million related to our acquisition integration plans, and (iii) $1 million related to our 1 LKQ Europe plan.
(3)    Transaction related expenses for the years ended December 31, 2023 and 2022 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select transaction costs in 2023).

See Note 14, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our restructuring and acquisition integration plans.

Gain on Disposal of Businesses

During the year ended December 31, 2022, we recorded a $159 million pretax gain from divestitures including $155 million ($127 million after tax) from the sale of PGW Auto Glass ("PGW") and $4 million from the sale of a business within our Self Service segment. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 4, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on our gain on disposal of businesses.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	Change
Depreciation	$157	$142	$15	(1)
Amortization	126	95	31	(2)
Depreciation and amortization	$283	$237	$46
(1)Depreciation expense increased primarily related to an increase in capital expenditures, primarily in our Europe and Wholesale - North America segments, and $3 million from our acquisition of Uni-Select.
(2)Amortization expense increased primarily due to (i) a $34 million increase from our acquisition of Uni-Select, partially offset by (ii) individually insignificant decreases that had a $3 million impact in the aggregate.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	Change
Interest expense	$214	$78	$136	(1)
Loss on debt extinguishment	1	—	1
Gains on foreign exchange contracts - acquisition related	(49)	—	(49)	(2)
Interest income and other income, net	(44)	(15)	(29)	(3)
Total other expense, net	$122	$63	$59
(1)Interest expense increased primarily due to (i) a $63 million increase from higher interest rates for the year ended December 31, 2023 compared to the prior year, (ii) a $58 million increase from higher outstanding debt primarily related to the permanent financing for the Uni-Select Acquisition, (iii) a $9 million increase related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition, and (iv) a $6 million increase from foreign exchange translation, primarily related to an increase in the euro exchange rate.
(2)Related to the Uni-Select Acquisition. See Note 3, "Business Combinations" and Note 20, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(3)The increase in Interest income and other income, net is primarily comprised of (i) a $20 million increase related to interest income, mostly related to the proceeds from the U.S. Notes (2028/33) that were invested in money market funds between the bond issuance date and the Uni-Select Acquisition date, (ii) a $5 million increase from funds received to settle an eminent domain matter in 2023, (iii) a $3 million increase related to fair value adjustments for equity investments not accounted for under the equity method compared to the prior year, and (iv) a $2 million increase from the change in foreign currency gains and losses, partially offset by (v) individually insignificant decreases that had a $1 million impact in the aggregate.

Provision for Income Taxes

Our effective income tax rate for the year ended December 31, 2023 was 24.8%, compared to 25.3% for the year ended December 31, 2022. The decrease in the effective tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022, is primarily attributable to greater benefits from discrete items in 2023 than 2022. Discrete items had favorable effects in both years, with a 2% rate benefit in the current year, mostly related to the Uni-Select Acquisition foreign exchange forward contract gain, and a 1% rate benefit in the prior year, primarily related to the sale of PGW in the second quarter of 2022. Unfavorable rate effects in 2023 from non-deductible transaction costs and negative impacts on foreign tax credit availability caused by Uni-Select related transaction activity partially offset the benefit from discrete items.

See Note 24, "Income Taxes" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the year ended December 31, 2023 increased by $4 million primarily related to an increase in year over year results in an immaterial investment in our Wholesale - North America segment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used for the year ended December 31, 2022, the Czech koruna, euro and the pound sterling rate used to translate the 2023 statements of income increased by 5.1%, 2.7% and 0.6%, respectively, while the Canadian dollar rate decreased by 3.6%. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.20 on diluted earnings per share for the year ended December 31, 2023, mostly related to the $49 million pretax gain on the foreign exchange forward contract related to the Uni-Select Acquisition.

Net (Loss) Income from Discontinued Operations

Discontinued operations for the year ended December 31, 2023 reflected the GSF Car Parts business, which was acquired with the Uni-Select Acquisition in August and was sold in October. The loss of $6 million represents the net of the operating results prior to the sale and the loss on disposal. Income from discontinued operations for the year ended December 31, 2022 of $6 million primarily relates to adjustments to tax reserves on our glass manufacturing business. See Note 4, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on these businesses.

Results of Operations—Segment Reporting

We have four reportable segments: Wholesale - North America; Europe; Specialty; and Self Service.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Year Ended December 31,
	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$5,281		$4,556
Europe	6,323		5,735
Specialty	1,665		1,788
Self Service	597		715
Total third party revenue	$13,866		$12,794
Total Revenue
Wholesale - North America	$5,282		$4,556
Europe	6,323		5,735
Specialty	1,668		1,791
Self Service	597		715
Eliminations	(4)		(3)
Total revenue	$13,866		$12,794
Segment EBITDA
Wholesale - North America	$975	18.5%	$852	18.7%
Europe	614	9.7%	585	10.2%
Specialty	134	8.0%	199	11.1%
Self Service	36	6.0%	83	11.7%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net income attributable to LKQ stockholders excluding discontinued operations; depreciation, amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions (including provisions for and subsequent adjustments to reserves for asset recoverability and expenditures to support our employees and their families). See Note 25, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to net income.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Wholesale - North America	2023	2022	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$4,974	$4,207	8.2%	(1)	10.3%	(3)	(0.2)%	18.2%
Other revenue	307	349	(11.8)%	(2)	0.1%		(0.2)%	(12.0)%
Total third party revenue	$5,281	$4,556	6.6%		9.5%		(0.2)%	15.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 8.2% (8.6% on a per day basis) for the year ended December 31, 2023 compared to the prior year, primarily driven by pricing initiatives which focused on offsetting inflation on input costs and a net volume increase. Aftermarket collision parts volumes increased year over year due to reduced pressures on our supply chain. Aftermarket collision parts volumes also grew as a result of the continued rollout of State Farm's aftermarket parts program, which began on a trial basis in June 2022 and has subsequently been expanded.
(2)Other organic revenue decreased 11.8%, or $41 million, year over year primarily related to (i) a $46 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, partially offset by higher volumes, partially offset by (ii) a $5 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher volumes, partially offset by lower prices.
(3)Acquisition and divestiture parts and services revenue was a net increase of $432 million, or 10.3%, primarily due to the acquisition of Uni-Select in the third quarter of 2023, partially offset by the divestiture of our PGW aftermarket glass business in the second quarter of 2022. See Note 3, "Business Combinations" and "Other Divestitures (Not Classified in Discontinued Operations)" in Note 4, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the acquisition of Uni-Select and the divestiture of PGW, respectively.

Segment EBITDA

Segment EBITDA increased $123 million, or 14.5%, for the year ended December 31, 2023 compared to the prior year, which includes a $46 million positive impact related to the acquisition of Uni-Select in the third quarter of 2023 (Uni-Select increases Segment EBITDA dollars but dilutes the Segment EBITDA percentage) and a $19 million negative year over year effect related to the PGW business, which we divested in the second quarter of 2022. The remaining increase is primarily attributable to lower freight costs, higher selling prices on parts, improved aftermarket volumes, and productivity initiatives helping to offset inflationary pressures related to product cost. We estimate that precious metals and scrap steel pricing had a net unfavorable effect of $28 million, or 0.4%, on Segment EBITDA margin relative to the prior year.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2022	18.7%
Increase (decrease) due to:
Uni-Select Acquisition	(1.2)%	(1)
Change in gross margin	0.7%	(2)
Change in segment operating expenses	0.1%	(3)
Change in other income and expenses, net	0.1%
Segment EBITDA for the year ended December 31, 2023	18.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)The unfavorable impact related to the acquisition of Uni-Select in the third quarter of 2023 was primarily driven by (i) a 2.1% decrease in gross margin due to product mix as the paint, body, and equipment and maintenance parts lines have a lower gross margin structure than other wholesale product lines, partially offset by (ii) a favorable impact of 0.9% related to a decrease in overhead expenses as Uni-Select operates with lower overhead expenses than our other wholesale product lines.
(2)The increase in gross margin of 0.7% was primarily driven by (i) a 0.5% benefit from lower inbound freight costs and (ii) a 0.2% mix benefit resulting from the PGW divestiture in the second quarter of 2022.
(3)The decrease in segment operating expenses as a percentage of revenue reflects the favorable impact of (i) 0.5% from decreased freight, vehicle, and fuel costs and (ii) other individually immaterial factors representing a 0.2% favorable impact in the aggregate, partially offset by (iii) 0.4% from higher professional fees and (iv) 0.2% from higher charitable contributions.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Europe	2023	2022	Organic		Acquisition and Divestiture (2)	Foreign Exchange		Total Change
Parts & services revenue	$6,303	$5,711	6.9%	(1)	1.3%	2.1%	(3)	10.4%
Other revenue	20	24	(14.2)%		—%	(1.4)%		(15.6)%
Total third party revenue	$6,323	$5,735	6.8%		1.3%	2.1%		10.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the year ended December 31, 2023 increased by 6.9% (7.4% on a per day basis), primarily driven by pricing initiatives across all geographies to offset increased costs resulting from inflationary pressures and to a lesser extent, higher volumes.
(2)Acquisition and divestiture revenue was a net increase of $76 million, or 1.3%, primarily related to our acquisition of seven wholesale businesses from the beginning of 2022 through the one-year anniversary of the acquisition dates.
(3)Exchange rates increased our revenue growth by $121 million, or 2.1%, primarily due to the weaker U.S. dollar against the euro, Czech koruna and pound sterling for the year ended December 31, 2023 relative to the prior year.

Segment EBITDA

Segment EBITDA increased $29 million, or 5.1%, for the year ended December 31, 2023 compared to the prior year. On a constant currency basis (i.e., excluding the translation impact), Segment EBITDA increased by $18 million, or 3.0%, compared to the prior year. The increase in dollar terms is attributable to organic revenue growth of $391 million and benefits from productivity initiatives. Europe's results were negatively impacted by an $11 million charge to settle a value-added tax issue in Italy related to prior years and a loss of revenue and associated margin in our German operations caused by labor strikes, which we estimate resulted in lower Segment EBITDA of $17 million. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the year ended December 31, 2023.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2022	10.2%
Increase (decrease) due to:
Change in gross margin	—%	(1)
Change in segment operating expenses	(0.4)%	(2)
Change in other income and expenses, net	(0.1)%
Segment EBITDA for the year ended December 31, 2023	9.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Gross margin was flat on a year to date basis, as favorable impacts from price increases were offset by inflationary pressures and difficult macro-economic conditions causing consumer price sensitivity, most notably in our Central and Eastern European regions.
(2)The increase in segment operating expenses as a percentage of revenue primarily reflects the unfavorable impacts of (i) 0.2% due to the settlement of a value-added tax issue in Italy and (ii) leverage effects of 0.2% caused by strike activity in Germany.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Specialty	2023	2022	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$1,665	$1,788	(10.1)%	3.6%	(0.3)%	(6.9)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,665	$1,788	(10.1)%	3.6%	(0.3)%	(6.9)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the year ended December 31, 2023, decreased by 10.1% primarily due to demand softness in the RV product line, as RV unit retail sales and wholesale shipments have declined year over year.
(2)Acquisition and divestiture revenue was a net increase of $64 million, or 3.6%, primarily related to our acquisition of one Specialty business in 2023.

Segment EBITDA

Segment EBITDA decreased $65 million, or 32.7%, for the year ended December 31, 2023 compared to the prior year primarily due to the organic revenue decline and the negative effect of inflation on overhead expenses.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2022	11.1%
Increase (decrease) due to:
Change in gross margin	(3.3)%	(1)
Change in segment operating expenses	0.2%	(2)
Segment EBITDA for the year ended December 31, 2023	8.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin primarily was driven by (i) product channel mix toward lower margin auto and marine products and (ii) increased competitive pricing due to broader availability of inventory among competitors in the market.

(2)Segment operating expenses as a percentage of revenue decreased despite the negative leverage effect from the 10.1% organic revenue decline. This was primarily due to a 0.2% decrease in personnel costs, mainly driven by decreased workers compensation and health insurance expenses, as well as restructuring activities.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Year Ended December 31,		Percentage Change in Revenue
Self Service	2023	2022	Organic		Acquisition and Divestiture(3)	Foreign Exchange	Total Change
Parts & services revenue	$232	$227	2.4%	(1)	—%	—%	2.4%
Other revenue	365	488	(19.1)%	(2)	(6.1)%	—%	(25.2)%
Total third party revenue	$597	$715	(12.3)%		(4.2)%	—%	(16.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue increased 2.4% for the year ended December 31, 2023 compared to the prior year, primarily driven by pricing initiatives which focused on offsetting inflation on input costs resulting from greater competition for vehicles.
(2)Other organic revenue decreased 19.1%, or $93 million, year over year due to (i) a $79 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, (ii) a $20 million decrease in revenue from scrap steel related to lower prices and lower volumes, partially offset by (iii) a $6 million increase in revenue from other scrap (including aluminum) and cores primarily related to higher volumes, partially offset by lower prices.
(3)Acquisition and divestiture revenue was a net decrease of $30 million, or 4.2% due to the divestiture of a business in the third quarter of 2022. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 4, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the divestiture.

Segment EBITDA

Segment EBITDA decreased $47 million, or 57.3%, for the year ended December 31, 2023 compared to the prior year. The decrease is driven by the decline in revenue due to unfavorable movements in commodity prices compared to the prior year and gross margin compression as vehicle procurement costs have decreased at a lesser rate than commodity prices. Decreases in precious metals prices contributed an estimated $60 million decline in Segment EBITDA relative to the year ended December 31, 2022. Net sequential changes in scrap steel prices partially offset the impact of the decline in precious metals prices. During the year ended December 31, 2023, scrap steel prices had a $5 million favorable impact on Segment EBITDA, compared to an $15 million unfavorable impact during the year ended December 31, 2022. The favorable impacts for the year ended December 31, 2023 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the year ended December 31, 2022	11.7%
Increase (decrease) due to:
Change in gross margin	(1.5)%	(1)
Change in segment operating expenses	(4.2)%	(2)
Segment EBITDA for the year ended December 31, 2023	6.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin reflects an unfavorable impact resulting from vehicle procurement costs decreasing at a lesser rate than commodity prices.
(2)The increase in segment operating expenses as a percentage of revenue reflects (i) a negative leverage effect of 5.7% from decreases in metals revenue, partially offset by (ii) other individually immaterial factors representing a 1.5% favorable impact in the aggregate.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our revolving credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions, paying down outstanding debt, paying dividends or repurchasing our common stock. As we have pursued acquisitions as part of our historical growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities and senior notes. We currently believe we have sufficient access to capital markets to support our future growth objectives.

The following table summarizes liquidity data as of the dates indicated (in millions):

			Adjusted(4)
	December 31, 2023		December 31, 2022		December 31, 2022
Cash and cash equivalents	$299		$278		$278
Total debt	4,281	(3)	2,662	(5)	2,662	(3)
Current maturities (1)	596		34		34
Capacity under revolving credit facilities	2,000		2,000		3,150
Availability under revolving credit facilities (2)	976		645		1,295
Total liquidity (cash and cash equivalents plus availability under credit facilities)	1,275		923		1,573
(1)    Debt amounts reflect the gross values to be repaid in the next 12 months (excluding immaterial debt issuance costs as of December 31, 2023 and 2022, respectively).
(2)     Availability under revolving credit facilities is derived by reducing capacity under the revolving credit facilities by our borrowings under the revolving credit facilities and outstanding letters of credit ($110 million and $69 million at December 31, 2023 and 2022, respectively).
(3)    Debt amounts reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discount of $30 million and $6 million as of December 31, 2023 and 2022, respectively).
(4)    Amounts presented represent the termination of the senior secured credit agreement ("Prior Credit Agreement") and inclusion of the new credit agreement ("Senior Unsecured Credit Agreement") as if both were in effect as of December 31, 2022. See Note 19, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(5)    Debt amount presented above reflects the gross values to be repaid (excluding debt issuance costs of $13 million as of December 31, 2022).

As of December 31, 2023, we had senior debt outstanding as follows:

		December 31, 2023
	Maturity Date	Interest Rate		Amount Outstanding
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	6.83%		$500
Revolving credit facilities	January 2028	6.25%	(1)	914

Senior Unsecured Term Loan Agreement:
Term loan payable (CAD 700 million)	July 2026	6.82%		529

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600
Euro Notes (2024) (€500 million)	April 2024	3.875%		552
Euro Notes (2028) (€250 million)	April 2028	4.125%		276
(1)    Interest rate derived via a weighted average

We had approximately $976 million available under our revolving credit facilities in place as of December 31, 2023. Combined with $299 million of cash and cash equivalents at December 31, 2023, we had approximately $1,275 million in available liquidity, a decrease of $298 million from our available liquidity as of December 31, 2022, primarily as a result of reducing our overall revolving credit facility capacity by $650 million after entering into the Senior Unsecured Credit Agreement.

The enterprise value for the Uni-Select Acquisition at the time of the acquisition was approximately CAD 2.8 billion ($2.1 billion), which was financed with the gross proceeds from the issuance of Unsecured Senior Notes of $1,400 million, Senior Unsecured Term Loan Agreement ("CAD Note") of CAD 700 million, and borrowings under our revolving credit facility and cash on hand of approximately $150 million and $50 million, respectively.

We believe that our current liquidity, cash expected to be generated by operating activities in future periods and access to capital markets will be sufficient to meet our current operating and capital requirements. However, as noted, we accessed additional financing sources to fund the Uni-Select transaction. Our capital allocation strategy includes spending to support growth driven capital projects, complete synergistic acquisitions, and return stockholder value through the payment of dividends and repurchasing shares of our common stock.

See Part II, Item 5 of this Annual Report on Form 10-K for further information on a summary of the dividend activity for our common stock for the year ended December 31, 2023.

On February 20, 2024, our Board declared a quarterly cash dividend of $0.30 per share of common stock, payable on March 28, 2024, to stockholders of record at the close of business on March 14, 2024.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,275 million of total liquidity as of December 31, 2023 and $596 million of current maturities, we have access to funds to meet our near term commitments. Our current maturities include the 3.875% €500 million Euro Notes (2024) due April 2024, which we intend to refinance on or before the scheduled maturity. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of December 31, 2023. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of December 31, 2023:

	Covenant Level	Ratio Achieved as of December 31, 2023
Maximum total leverage ratio	4.00 : 1.00	2.3
Minimum interest coverage ratio	3.00 : 1.00	7.5

The total leverage ratio increased from 1.5 as of December 31, 2022 as we added debt from the U.S. Notes (2028/33) and the CAD Note in the second and third quarters of 2023. The spread applied to the interest rate on our credit facility borrowings increased in the third quarter and remained the same through the fourth quarter as a result of the total leverage ratio rising above 2.0.

The indentures relating to our U.S. Notes and Euro Notes do not include financial maintenance covenants, and the indentures will not restrict our ability to draw funds under the Senior Unsecured Credit Agreement. The indentures do not prohibit amendments to the financial covenants under the Senior Unsecured Credit Agreement and CAD Note as needed.

While we believe that we have adequate capacity under our existing revolving credit facilities to finance our current operations, from time to time we may need to raise additional funds through public or private financing, strategic relationships or modification of our existing Senior Unsecured Credit Agreement to finance additional investments or to refinance existing debt obligations. There can be no assurance that additional funding, or refinancing of our Senior Unsecured Credit Agreement, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants or higher interest costs. Our failure to raise capital if and when needed could have a material adverse impact on our business, operating results, and financial condition.

As part of our effort to improve our operating cash flows, we may negotiate payment term extensions with suppliers. These efforts are supported by our supply chain finance programs. See Note 18, "Supply Chain Financing" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to our supply chain financing arrangements.

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts outstanding, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 6.0% at December 31, 2023. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.7% at December 31, 2023. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at Secured Overnight Financing Rate (i.e. SOFR) plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Dollar Offer Rate for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread based on the Company’s debt rating and total leverage ratio. See Note 19, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our borrowings and related interest. The interest rate swaps are described in Note 20, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We had outstanding borrowings under our revolving credit facilities and the term loans payable of $1,943 million and $1,786 million at December 31, 2023 and 2022, respectively. Of these amounts, there were no current maturities at December 31, 2023 or 2022.

The scheduled maturities of long-term obligations outstanding at December 31, 2023 are as follows (in millions):

Amount
2024 (1)	$596
2025	23
2026	1,040
2027	9
2028	2,002
Thereafter	611
Total debt (2)	$4,281
(1)Long-term obligations maturing by December 31, 2024 include $16 million of short-term debt that may be extended beyond the current year ending December 31, 2024.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discount of $30 million as of December 31, 2023).

As of December 31, 2023, the Company had cash and cash equivalents of $299 million, of which $232 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime ("GILTI").

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the years ended December 31, 2023, and 2022 (in millions):

	Year Ended December 31,
	2023	2022	Change
Wholesale - North America	$1,430	$1,172	$258	(1)
Europe	3,696	3,498	198	(2)
Specialty	1,273	1,304	(31)	(3)
Total	$6,399	$5,974	$425
(1)Inventory purchases across the Wholesale - North America segment increased for the year ended December 31, 2023 compared to the prior year primarily due to a $393 million increase attributable to inventory purchases at Uni-Select from the date of acquisition through December 31, 2023, partially offset by higher purchasing levels in the prior year due to restocking efforts to rebuild inventory levels.
(2)The increase in inventory purchases in our Europe segment included an increase of $70 million attributable to the increase in the value of the euro, and to a lesser extent, the pound sterling for the year ended December 31, 2023 compared to the prior year. On a constant currency basis, inventory purchases increased compared to the prior year, primarily due to increased sales and prices for the year ended December 31, 2023 compared to the prior year.
(3)The decrease in inventory purchases in the Specialty segment compared to the prior year was primarily due to matching inventory levels with demand.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	% Change
Wholesale - North America salvage vehicles	258	246	4.9%
Europe wholesale salvage vehicles	29	29	—%
Self Service salvage vehicles	497	517	(3.9)%

Wholesale - North America salvage purchases in 2023 increased relative to the prior year due to improved availability of vehicles at auctions. Self Service salvage purchases in 2023 decreased relative to the prior year due to a focus on reducing car cost as car costs rose faster than commodity prices in late 2022 and early 2023.

The following table summarizes the components of the change in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the year ended December 31, 2022	$1,250
Increase (decrease) due to:
Working capital accounts: (1)
Receivables	21
Inventories	413
Accounts payable	(274)
Other operating activities	(54)	(2)
Net cash provided by operating activities for the year ended December 31, 2023	$1,356
(1)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Receivables was a $21 million incremental cash inflow in 2023 primarily at our Wholesale - North America and Europe segments as a result of collections and timing of sales.
•Inventories represented $413 million in incremental cash inflows for the year ended December 31, 2023 compared to the same period of 2022, including $294 million in our Europe segment primarily due to improved inventory management, $93 million in our Wholesale - North America segment primarily due to higher purchasing levels in 2022 due to restocking efforts to rebuild inventory levels, and $26 million in our Specialty segment inventory due to decreasing inventory purchasing levels to align with softening demand.

•Accounts payable produced $274 million in incremental cash outflows for the year ended December 31, 2023 compared to the same period of 2022 on a consolidated basis. This was primarily attributable to incremental cash outflows in our Wholesale - North America segment of $295 million (partly related to accelerated vendor payments in late 2021 to ensure priority access to inventory), partially offset by our Specialty segment which contributed a $16 million lower cash outflow. Europe was roughly flat primarily attributable to higher payments in 2023, resulting from increased inventory purchases in 2022 that were in accounts payable at the end of December 2022, offset by an increase in its accounts payable under its supply chain financing program, which has longer payment terms.
(2)    Primarily reflects the aggregate effect of higher interest payments (primarily due to higher interest rates and additional borrowings for the Uni-Select Acquisition), partially offset by lower cash paid for taxes during the year ended December 31, 2023 compared to the same period of 2022.

For the year ended December 31, 2023, net cash used in investing activities totaled $2,442 million compared to net cash provided by investing activities of $172 million for the same period of 2022. We invested $2,225 million and $4 million of cash in business acquisitions during the years ended December 31, 2023 and 2022, respectively. Proceeds from the disposal of businesses were $110 million for the year ended December 31, 2023, primarily related to GSF Car Parts, compared to $399 million for the year ended December 31, 2022 primarily related to PGW. Property, plant and equipment purchases were $358 million for the year ended December 31, 2023 compared to $222 million in the prior year. During the year ended December 31, 2023, we settled our foreign exchange forward contracts related to the Uni-Select purchase price with the counterparties and received $49 million due primarily to strengthening in the Canadian exchange rate relative to the contract rates.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$1,356	$1,250
Less: purchases of property, plant and equipment	358	222
Free cash flow	$998	$1,028

For the year ended December 31, 2023, net cash provided by financing activities totaled $1,102 million compared to net cash used in financing activities of $1,394 million for the same period of 2022. The increase is primarily due to proceeds (net of unamortized bond discount) of $1,394 million from the issuance of the U.S. Notes (2028/33) in 2023, decreases in repurchases of common stock of $1,002 million, and net borrowings of $111 million for the year ended December 31, 2023 (including proceeds from the CAD Note of $531 million) compared to net repayments on our debt of $48 million for the same period of 2022.

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

We have various contractual obligations and commitments arising in the normal course of business. The following represent our anticipated material cash requirements from known contractual and other obligations as of December 31, 2023.

•Long-term debt of $4,281 million and related interest totaling $1,021 million, of which $596 million and $232 million, respectively, is expected to be paid within twelve months. Current maturities include the 3.875% €500 million Euro Notes (2024) due on April 1, 2024, which we intend to refinance on or before the scheduled maturity. See Note 19, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to debt amounts outstanding at December 31, 2023.

•Operating lease payments of $1,790 million, of which $317 million is expected to be paid within twelve months. See Note 22, "Leases" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to lease amounts outstanding at December 31, 2023.

•Purchase obligations of $646 million for open purchase orders for aftermarket inventory all expected to be paid within twelve months.

•Net pension obligations of $83 million, of which $8 million is expected to be paid within twelve months. Benefit payments for our funded plans will be made from plan assets, whereas benefit payments for our unfunded plans are made from cash flows from operating activities. See Note 23, "Employee Benefit Plans" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to net pension obligations at December 31, 2023.

•Self-insurance reserves of $136 million, of which $73 million is expected to be paid within twelve months. See Note 7, "Self-Insurance Reserves" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information relates to self-insurance reserves at December 31, 2023.

Summarized Guarantor Financial Information

On May 24, 2023, we completed an offering of $1,400 million aggregate principal amount of senior unsecured notes. This offering is guaranteed on a senior, unsecured basis by certain of our subsidiaries (each, a “subsidiary guarantor” and, together with LKQ, the “Obligor Group”), which are listed in Exhibit 22.1 on the Company's Registration Statement on Form S-4 filed with the SEC on September 1, 2023. The guarantees are full and unconditional, joint and several, and subject to certain conditions for release. See Note 19, "Long-Term Obligations" in Part II, Item 8 of this Annual Report on Form 10-K for information related to this offering.

Holders of the notes have a direct claim only against the Obligor Group. The following summarized financial information is presented for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary.

Summarized Statements of Income (in millions)

	Fiscal Year Ended December 31,
	2023	2022
Revenue	$6,623	$6,762
Cost of goods sold	3,834	3,911
Gross margin (1)	2,789	2,851
Income from continuing operations	600	811
Net income	$587	$816
(1)Guarantor subsidiaries recorded $53 million and $46 million of net sales to and $203 million and $148 million of purchases from non-guarantor subsidiaries for the fiscal years ended December 31, 2023 and December 31, 2022, respectively.

Summarized Balance Sheets (in millions)

	December 31,
	2023	2022
Current assets	$1,910	$1,845
Noncurrent assets	4,421	3,797
Current liabilities	759	825
Noncurrent liabilities	3,911	2,001

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates;
•commodity prices; and
•inflation.

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 50.8% and 48.2% of our revenue during years ended December 31, 2023 and 2022, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.1% change in our consolidated revenue and a 3.7% change in our operating income for the year ended December 31, 2023. See our Results of Operations discussion in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2023 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our Wholesale - North America operations, and we may not be able to pass on any resulting price increases to our customers.

To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated transactions, we may hedge the exposure through the use of foreign currency forward contracts. In March 2023, we entered into foreign currency forward contracts related to the Uni-Select Acquisition. These contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition. See Note 3, "Business Combinations" and Note 20, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of December 31, 2023, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), CAD 700 million under our CAD Note, and €344 million and Swedish Krona ("SEK") 60 million under our revolving credit facilities. As of December 31, 2022, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), and €748 million and SEK 75 million under our revolving credit facilities.

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

We had none of our variable rate debt under our credit facilities at fixed rates at December 31, 2022. However, in February 2023, we entered into two sets of interest rate swap agreements to hedge the variable rates on a portion of our credit agreement borrowings. See Note 19, "Long-Term Obligations" and Note 20, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

At December 31, 2023, we had approximately $1,243 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $12 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals, such as platinum, palladium, and rhodium, contained in some recycled parts, such as catalytic converters). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a higher or lower rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the year ended December 31, 2023 decreased by 6% over the average for 2022, noting there was volatility from quarter to quarter over both years. The average prices of rhodium and palladium decreased by 60% and 38%, respectively, while platinum increased by 1% for the year ended December 31, 2023 compared to the average prices for the year ended December 31, 2022.

Inflation

We are exposed to market risks related to inflation in product, labor, shipping, freight and general overhead costs. In 2022 and 2023, inflation increased to rates beyond recent history, and we experienced rising costs. We adjusted our prices and drove productivity initiatives to mitigate the inflationary effects. If these pressures continue or increase in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. Inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs, we cannot identify cost efficiencies, or the higher prices impact demand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment - Refer to Notes 2 and 10 to the financial statements.

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

Business Combinations - Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company completed the acquisition of Uni-Select Inc. for approximately $2.1 billion on August 1, 2023. The Company accounted for this acquisition using the acquisition method of accounting, under which the acquisition purchase price is allocated to the assets acquired, including purchased intangible assets, and liabilities assumed based on their respective fair values.

The purchase price allocation included customer and supplier relationship intangible assets of $669 million and trade name intangible assets of $17 million. The Company’s estimation of the value of the customer and supplier relationships and the trade names required management to make significant estimates and assumptions, including future expected cash flows including revenue growth assumptions from product sales and customer contracts, royalty rates, customer attrition rates and discount rates.

We identified the valuation of the customer and supplier relationship and trade name intangible assets for Uni-Select Inc. as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of these assets discussed above. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate management’s valuation methodologies and the reasonableness of management’s assumptions related to future expected cash flows and the selection of royalty rates, customer attrition rates and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the acquired intangible assets discussed above included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the appropriateness of the valuation methodology, forecast of future expected cash flows, and selection of the royalty rates, customer attrition rates and discount rates.

•We assessed the reasonableness of management’s forecast of future expected cash flows by comparing the projections to historical results and certain peer companies. We also evaluated whether the estimated future expected cash flows were consistent with evidence obtained in other areas of the audit.

•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the valuation methodology, royalty rates, customer attrition rates and discount rates by:

◦Testing the mathematical accuracy of the calculations.

◦Testing the source information underlying the determination of the royalty, customer attrition and discount rates.

◦Developing ranges of independent estimates and comparing those to the rates selected by management.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois
February 22, 2024

We have served as the Company's auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Uni-Select Inc., which was acquired on August 1, 2023, and whose financial statements constitute 16% of total assets (inclusive of goodwill and acquired intangible assets) and 4% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Uni-Select Inc.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 22, 2024

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$13,866	$12,794	$13,089
Cost of goods sold	8,291	7,571	7,767
Gross margin	5,575	5,223	5,322
Selling, general and administrative expenses	3,870	3,544	3,568
Restructuring and transaction related expenses	65	20	20
Gain on disposal of businesses (1)	—	(159)	—
Depreciation and amortization	283	237	260
Operating income	1,357	1,581	1,474
Other expense (income):
Interest expense	214	78	72
Loss on debt extinguishment	1	—	24
Gains on foreign exchange contracts - acquisition related (2)	(49)	—	—
Interest income and other income, net	(44)	(15)	(21)
Total other expense, net	122	63	75
Income from continuing operations before provision for income taxes	1,235	1,518	1,399
Provision for income taxes	306	385	331
Equity in earnings of unconsolidated subsidiaries	15	11	23
Income from continuing operations	944	1,144	1,091
Net (loss) income from discontinued operations	(6)	6	1
Net income	938	1,150	1,092
Less: net income attributable to continuing noncontrolling interest	2	1	1
Net income attributable to LKQ stockholders	$936	$1,149	$1,091

Basic earnings per share: (3)
Income from continuing operations	$3.53	$4.13	$3.68
Net (loss) income from discontinued operations	(0.02)	0.02	—
Net income	3.51	4.15	3.68
Less: net income attributable to continuing noncontrolling interest	0.01	0.01	—
Net income attributable to LKQ stockholders	$3.50	$4.15	$3.68

Diluted earnings per share: (3)
Income from continuing operations	$3.52	$4.12	$3.67
Net (loss) income from discontinued operations	(0.02)	0.02	—
Net income	3.50	4.14	3.67
Less: net income attributable to continuing noncontrolling interest	0.01	0.01	—
Net income attributable to LKQ stockholders	$3.49	$4.13	$3.66
(1)     Primarily related to the sale of PGW Auto Glass ("PGW"). Refer to Note 4, "Discontinued Operations and Divestitures" for further information.
(2)    Related to the Uni-Select Inc. ("Uni-Select") acquisition. Refer to Note 3, "Business Combinations" and Note 20, "Derivative Instruments and Hedging Activities" for further information.
(3)    The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$938	$1,150	$1,092
Less: net income attributable to continuing noncontrolling interest	2	1	1
Net income attributable to LKQ stockholders	936	1,149	1,091

Other comprehensive income (loss):
Foreign currency translation, net of tax	90	(212)	(64)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(11)	—	1
Net change in unrealized gains/losses on pension plans, net of tax	(5)	35	9
Other comprehensive income from unconsolidated subsidiaries	9	7	—
Other comprehensive income (loss)	83	(170)	(54)

Comprehensive income	1,021	980	1,038
Less: comprehensive income attributable to continuing noncontrolling interest	2	1	1
Comprehensive income attributable to LKQ stockholders	$1,019	$979	$1,037

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$299	$278
Receivables, net of allowance for credit losses	1,165	998
Inventories	3,121	2,752
Prepaid expenses and other current assets	283	230
Total current assets	4,868	4,258
Property, plant and equipment, net	1,516	1,236
Operating lease assets, net	1,336	1,227
Goodwill	5,600	4,319
Other intangibles, net	1,313	653
Equity method investments	159	141
Other noncurrent assets	287	204
Total assets	$15,079	$12,038
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,648	$1,339
Accrued expenses:
Accrued payroll-related liabilities	260	218
Refund liability	132	109
Other accrued expenses	309	294
Current portion of operating lease liabilities	224	188
Current portion of long-term obligations	596	34
Other current liabilities	149	89
Total current liabilities	3,318	2,271
Long-term operating lease liabilities, excluding current portion	1,163	1,091
Long-term obligations, excluding current portion	3,655	2,622
Deferred income taxes	448	280
Other noncurrent liabilities	314	283
Commitments and contingencies
Redeemable noncontrolling interest	—	24
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 323.1 shares issued and 267.2 shares outstanding at December 31, 2023; 322.4 shares issued and 267.3 shares outstanding at December 31, 2022	3	3
Additional paid-in capital	1,538	1,506
Retained earnings	7,290	6,656
Accumulated other comprehensive loss	(240)	(323)
Treasury stock, at cost; 55.9 shares at December 31, 2023 and 55.1 shares at December 31, 2022	(2,424)	(2,389)
Total Company stockholders' equity	6,167	5,453
Noncontrolling interest	14	14
Total stockholders' equity	6,181	5,467
Total liabilities and stockholders' equity	$15,079	$12,038

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$938	$1,150	$1,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	264	284
Gain on disposal of businesses	—	(159)	—
Stock-based compensation expense	40	38	34
Loss on debt extinguishment	1	—	24
Gains on foreign exchange contracts - acquisition related	(49)	—	—
Deferred income taxes	13	6	(27)
Other	17	(14)	(37)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	5	(16)	(16)
Inventories	71	(342)	(235)
Prepaid income taxes/income taxes payable	(12)	33	(65)
Accounts payable	(5)	269	283
Other operating assets and liabilities	18	21	30
Net cash provided by operating activities	1,356	1,250	1,367
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(358)	(222)	(293)
Proceeds from disposals of property, plant and equipment	11	9	20
Acquisitions, net of cash acquired	(2,225)	(4)	(124)
Proceeds from disposals of businesses	110	399	7
Proceeds from settlement of foreign exchange contracts - acquisition related	49	—	—
Other investing activities, net	(29)	(10)	(29)
Net cash (used in) provided by investing activities	(2,442)	172	(419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Early-redemption premium	—	—	(16)
Debt issuance costs	(33)	—	—
Proceeds from issuance of U.S. Notes (2028/33), net of unamortized bond discount	1,394	—	—
Repayment of Euro Notes (2026)	—	—	(883)
Borrowings under revolving credit facilities	2,186	1,644	5,035
Repayments under revolving credit facilities	(3,074)	(1,675)	(3,717)
Borrowings under term loans	1,031	—	—
Repayments under term loans	—	—	(324)
Repayments of other debt, net	(32)	(17)	(26)
Settlement of derivative instruments	(13)	—	(89)
Dividends paid to LKQ stockholders	(302)	(284)	(73)
Purchase of treasury stock	(38)	(1,040)	(877)
Other financing activities, net	(17)	(22)	(15)
Net cash provided by (used in) financing activities	1,102	(1,394)	(985)
Effect of exchange rate changes on cash and cash equivalents	5	(24)	(1)
Net increase (decrease) in cash and cash equivalents	21	4	(38)
Cash and cash equivalents, beginning of period	278	274	312
Cash and cash equivalents, end of period	$299	$278	$274
Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$305	$346	$423
Interest	197	71	76

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	320.9	$3	(17.3)	$(469)	$1,444	$4,776	$(99)	$16	$5,671
Net income	—	—	—	—	—	1,091	—	1	1,092
Other comprehensive loss	—	—	—	—	—	—	(54)	—	(54)
Purchase of treasury stock	—	—	(17.3)	(877)	—	—	—	—	(877)
Vesting of restricted stock units, net of shares withheld for employee tax	0.7	—	—	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	—	—	34	—	—	—	34
Dividends declared to LKQ stockholders ($0.25 per share)	—	—	—	—	—	(73)	—	—	(73)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2021	321.6	$3	(34.6)	$(1,346)	$1,474	$5,794	$(153)	$15	$5,787
Net income	—	—	—	—	—	1,149	—	1	1,150
Other comprehensive loss	—	—	—	—	—	—	(170)	—	(170)
Purchase of treasury stock	—	—	(20.5)	(1,043)	—	—	—	—	(1,043)
Vesting of restricted stock units, net of shares withheld for employee tax	0.8	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	38	—	—	—	38
Dividends declared to LKQ stockholders ($1.025 per share)	—	—	—	—	—	(287)	—	—	(287)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2022	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467
Net income	—	—	—	—	—	936	—	2	938
Other comprehensive income	—	—	—	—	—	—	83	—	83
Purchase of treasury stock	—	—	(0.8)	(35)	—	—	—	—	(35)
Vesting of restricted stock units, net of shares withheld for employee tax	0.7	—	—	—	(8)	—	—	—	(8)
Stock-based compensation expense	—	—	—	—	40	—	—	—	40
Dividends declared to LKQ stockholders ($1.125 per share)	—	—	—	—	—	(302)	—	—	(302)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2023	323.1	$3	(55.9)	$(2,424)	$1,538	$7,290	$(240)	$14	$6,181

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

We are a global distributor of vehicle products, including replacement parts, components, and systems used in the repair and maintenance of vehicles, and specialty aftermarket products and accessories designed to improve the performance, functionality and appearance of vehicles. We operate in the United States, Canada, Germany, the U.K., the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries.

We are organized into four operating segments: Wholesale - North America; Europe; Specialty; and Self Service, each of which is presented as a reportable segment.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of LKQ Corporation and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from those estimates.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses include: personnel costs for employees in SG&A functions; costs to operate branch locations, corporate offices and back office support centers; costs to transport products from facilities to our customers; and other expenses, such as professional fees, supplies, and advertising expenses. The costs included in SG&A expenses do not relate to inventory processing or conversion activities, and, as such, are classified below Gross margin in the Consolidated Statements of Income.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, operating accounts, and deposits readily convertible to known amounts of cash.

Allowance for Credit Losses

Receivables are reported net of an allowance for credit losses. The allowance is measured on a pool basis when similar risk characteristics exist, and a loss-rate for each pool is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions (e.g., management's evaluation of the aging of customer receivable balances and the financial condition of our customers) as well as changes in forecasted macroeconomic conditions, such as changes in the unemployment rate, gross domestic product growth rate or credit default rates.

Concentrations of Credit Risks

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents and receivables. We control our exposure to credit risk associated with these instruments by (i) placing cash and cash equivalents with several major financial institutions; (ii) holding high-quality financial instruments; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures. In addition, our overall credit risk with respect to accounts receivable is limited to some extent because our customer base is composed of a large number of geographically diverse customers.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease and reasonably assured renewal periods, if shorter. Depreciation expense associated with refurbishing, remanufacturing, manufacturing and furnace operations as well as distribution centers are recorded in Cost of goods sold in the Consolidated Statements of Income. Depreciation expense resulting from restructuring programs is recorded in Restructuring and transaction related expenses in the Consolidated Statements of Income. All other depreciation expense is reported in Depreciation and amortization in the Consolidated Statements of Income.

Expenditures for major additions and improvements that extend the useful life of the related asset are capitalized. Expenditures for maintenance and repairs are recorded as incurred to SG&A expenses in the Consolidated Statements of Income. As property, plant and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized. Construction in progress consists primarily of building and land improvements at our existing facilities.

Intangible Assets

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as trade names, trademarks, customer and supplier relationships, software and other technology related assets, and covenants not to compete.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed annual impairment tests during the fourth quarters of 2023, 2022 and 2021. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. The fair value estimates of our goodwill reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach.

Based on the annual goodwill and indefinite-lived intangible assets impairment test performed in the fourth quarter of 2023, we determined no impairment existed. The goodwill reporting units had a fair value estimate which exceeded the carrying value by at least 20%.

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

Net Assets Held for Sale

We record the net assets of held for sale businesses at the lower of fair value less cost to sell or carrying value. Fair values are based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for the discounted cash flow analyses of the businesses are based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to the estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in management's analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-recurring basis as of December 31, 2023. As of December 31, 2023 and 2022, assets and liabilities held for sale were insignificant. For the year ended December 31, 2023, we recorded an insignificant amount of impairment on our net assets held for sale.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no material impairments to the carrying value of long-lived assets during the years ended December 31, 2023, 2022 or 2021.

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

Treasury Stock

We record common stock purchased for treasury stock at cost. The excise tax on share repurchases initiated on and after January 1, 2023 is included in the cost basis of treasury stock. See Note 24, "Income Taxes" for additional information related to the excise tax.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2023, we adopted Accounting Standards Update No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"), which requires the buyer in a supplier finance program to disclose certain information about its program, including key terms, balance sheet presentation of amounts, outstanding amounts at the end of each period, and rollforwards of balances. We adopted the provisions of ASU 2022-04 on a retrospective basis (see Note 18, "Supply Chain Financing"), except for the disclosure of rollforward information, which will be adopted prospectively in 2024 as required. The adoption of ASU 2022-04 did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). The ASU expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our Consolidated Financial Statements.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our Consolidated Financial Statements.

Note 3. Business Combinations

On August 1, 2023, we acquired all of Uni-Select's issued and outstanding shares for Canadian dollar ("CAD") 48.00 per share in cash, representing a total enterprise value of approximately CAD 2.8 billion ($2.1 billion) (the "Uni-Select Acquisition"), by way of a plan of arrangement (the "Arrangement") entered into on February 26, 2023, under the provisions of the Business Corporations Act (Québec). Uni-Select was a leading distributor of automotive refinish and industrial coatings and related products in North America through its FinishMaster segment, in the automotive aftermarket parts business in Canada through its Canadian Automotive Group segment and in the United Kingdom ("U.K.") through its GSF Car Parts segment.

During the second quarter of 2023, we received the required approvals from Uni-Select's shareholders, the Superior Court of Québec and regulators in the United States and Canada with respect to the Arrangement. On July 26, 2023, the U.K.'s Competition and Markets Authority cleared the acquisition, except with respect to the wholesale automotive parts business, GSF Car Parts in the U.K., which was divested in October 2023. See Note 4, "Discontinued Operations and Divestitures" for information related to the divestment of GSF Car Parts.

In order to reduce the risk related to changes in CAD foreign exchange rates for the CAD purchase price between signing the Arrangement and closing of the Uni-Select Acquisition, we entered into foreign exchange contracts. These foreign exchange contracts did not qualify for hedge accounting, and therefore the changes in fair value are reported in Gains on foreign exchange contracts - acquisition related in the Consolidated Statements of Income. We reported Gains on foreign exchange contracts - acquisition related of $49 million for the year ended December 31, 2023. These foreign exchange contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition, resulting in total payments received of $49 million. See Note 20, "Derivative Instruments and Hedging Activities" for information related to these foreign exchange contracts.

In connection with the Uni-Select Acquisition, we entered into a senior unsecured bridge loan facility to obtain committed financing for a portion of the purchase price. The bridge loan facility was terminated in the second quarter of 2023 after arranging the permanent financing as discussed below. We incurred $9 million in upfront fees related to the bridge loan facility and fully amortized these upfront fees (reported in Interest expense in the Consolidated Statements of Income) during the year ended December 31, 2023.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the permanent financing, on March 27, 2023, we entered into a new term loan credit agreement ("CAD Note") which established an unsecured term loan facility of up to CAD 700 million maturing in July 2026. Proceeds from the CAD Note could only be used (i) to finance a portion of the aggregate cash consideration for the Uni-Select Acquisition, (ii) to refinance certain outstanding debt of Uni-Select and (iii) to pay fees, costs and expenses related to the Uni-Select Acquisition. The CAD Note included a non-usage fee that was incurred through the date the proceeds were drawn on the facility. In connection with the closing of the Uni-Select Acquisition, we borrowed approximately $531 million (CAD 700 million) under the CAD Note on July 31, 2023. There were no changes in borrowings against the CAD Note between the draw date and December 31, 2023. See Note 19, "Long-Term Obligations" for additional information related to the CAD Note.

Additionally, on May 24, 2023, we completed an offering of $1,400 million aggregate principal amount of senior unsecured notes, consisting of $800 million senior notes due 2028 (the "U.S. Notes (2028)") and $600 million senior notes due 2033 (the "U.S. Notes (2033)" and together with the U.S. Notes (2028), the "U.S. Notes (2028/33)"). The net proceeds from the offering of the U.S. Notes (2028/33) were used, together with borrowings under our CAD Note, (i) to finance a portion of the consideration payable for the Uni-Select Acquisition, including repaying existing Uni-Select indebtedness, (ii) to pay associated fees and expenses, including fees and expenses incurred in connection with the offering, and (iii) for general corporate purposes. See Note 19, "Long-Term Obligations" for additional information related to the offering of the Notes.

To hedge the movement of market interest rates for the senior notes prior to the issuance date, we entered into forward-starting interest rate swaps to lock interest rates for the five and ten year senior notes. These forward-starting interest rate swaps were settled in the second quarter following the issuance of the U.S. Notes (2028/33). See Note 20, "Derivative Instruments and Hedging Activities" for information related to these interest rate instruments.

We funded the remainder of the purchase price with borrowings under our revolving credit facility and cash on hand of approximately $150 million and $50 million, respectively.

In addition to our acquisition of Uni-Select, we completed acquisitions of three businesses within our Wholesale - North America segment, four businesses within our Europe segment and one business in our Specialty segment, during the year ended December 31, 2023.

The acquisition of Uni-Select complements our existing North American paint distribution operations and provides a scaled position in the Canadian mechanical parts space, with opportunity for future consolidation and growth. The primary objectives of our other acquisitions made during the year ended December 31, 2023 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths.

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

Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the year ended December 31, 2023 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations.

From the date of our preliminary allocation for Uni-Select in the third quarter of 2023 through December 31, 2023, we recorded adjustments based on our valuation procedures, primarily related to intangibles and deferred income taxes that resulted in the allocation of $81 million of goodwill to acquired net assets. The income statement effect of these measurement period adjustments for our Uni-Select acquisition that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition dates was immaterial.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocations for the acquisitions completed during the year ended December 31, 2023 are as follows (in millions):

	Year Ended December 31, 2023
	Uni-Select (7)	Other Acquisitions (8)	Total
Receivables	$123	$33	$156
Inventories(1)	327	67	394
Prepaid expenses and other current assets	30	6	36
Assets of discontinued operations(2)	299	—	299
Property, plant and equipment	102	11	113
Operating lease assets	80	11	91
Goodwill(3)	1,149	72	1,221
Other intangibles(4)	693	38	731
Other noncurrent assets	25	—	25
Current liabilities assumed(5)	(338)	(47)	(385)
Liabilities of discontinued operations(2)	(183)	—	(183)
Long-term operating lease liabilities, excluding current portion	(55)	(9)	(64)
Debt assumed	(1)	(12)	(13)
Other noncurrent liabilities assumed(6)	(167)	(4)	(171)
Other purchase price obligations	(3)	(22)	(25)
Cash used in acquisitions, net of cash acquired	$2,081	$144	$2,225
(1)    Primarily comprised of aftermarket and refurbished products.
(2)    In connection with our acquisition of Uni-Select, we acquired one business (GSF Car Parts) which was required to be sold. Therefore, such business was classified as held for sale and was included within the "Assets of discontinued operations" and "Liabilities of discontinued operations" line items in the above preliminary allocation of purchase price. See Note 4, "Discontinued Operations and Divestitures" for information related to the GSF Car Parts business.
(3)    We expect $116 million and $15 million of goodwill to be deductible for income tax purposes related to Uni-Select and our other acquisitions, respectively.
(4)    The amount recorded for our acquisition of Uni-Select primarily includes $17 million of trade names (3 to 5 year useful lives) and $669 million of customer and supplier relationships (10 to 17 year useful lives).
(5)    The amount recorded for our acquisition of Uni-Select includes $64 million of Accounts Payable outstanding under a supply chain financing arrangement. See Note 18, "Supply Chain Financing" for information related to our supply chain financing programs.
(6)    The amount recorded for our acquisition of Uni-Select includes $154 million of net deferred income tax liability, the significant components of which are as follows: deferred tax liabilities related to customer relationships of $174 million net with deferred tax assets related to Canadian net operating loss carryforwards of $23 million.
(7)    In the period between the acquisition date and December 31, 2023, Uni-Select, which is reported in our Wholesale - North America segment, generated revenue of $546 million and an operating loss of $17 million, including $25 million of restructuring and transaction related expenses and $34 million of amortization of acquired intangibles.
(8)    In the period between the acquisition dates and December 31, 2023, these acquisitions generated revenue of $156 million, including $69 million within our Specialty segment, $67 million within our Europe segment, and the remaining amount within our Wholesale - North America segment, and operating income of $11 million, primarily within our Europe segment.

The fair value of our intangible assets is based on a number of inputs, including projections of future cash flows, assumed royalty rates and customer attrition rates, all of which are Level 3 inputs. The fair value of our property, plant and equipment is determined using inputs such as market comparables and current replacement or reproduction costs of the asset, adjusted for physical, functional and economic factors; these adjustments to arrive at fair value use unobservable inputs in which little or no market data exists, and therefore, these inputs are considered to be Level 3 inputs. See Note 21, "Fair Value Measurements" for further information regarding the tiers in the fair value hierarchy.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the effect of the businesses acquired during the year ended December 31, 2023 as though the businesses had been acquired as of January 1, 2022. The unaudited pro forma financial information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma financial information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results. The unaudited pro forma financial information is as follows (in millions):

	Year Ended December 31,
	2023	2022
Revenue	$14,826	$14,437
Income from continuing operations	871	1,096

The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses (net of tax) of $18 million and gains on foreign exchange contracts - acquisition related of $49 million for the year ended December 31, 2023. In addition, the unaudited pro forma financial information excludes the results of GSF Car Parts which was classified as discontinued operations upon the acquisition of Uni-Select. Refer to Note 14, "Restructuring and Transaction Related Expenses" for further information regarding our acquisition related expenses, Note 20, "Derivative Instruments and Hedging Activities" for further information on our foreign exchange contracts and Note 4, "Discontinued Operations and Divestitures" for further information related to the divestment of GSF Car Parts.

Note 4. Discontinued Operations and Divestitures

GSF Car Parts

As part of the Uni-Select transaction, we were required to divest its U.K. subsidiary, GSF Car Parts, to comply with the U.K.'s Competition and Markets Authority regulatory ruling. Since the GSF Car Parts business was held separate and never integrated into our business, we classified the business as discontinued operations upon acquisition.

On October 25, 2023, we completed the divestment of GSF Car Parts to a third party for $110 million of proceeds, net of cash divested, resulting in an immaterial loss on sale. The proceeds were used for repayments on our revolving credit facilities. In order to manage our exposure to variability in the cash flows related to the sale of GSF Car Parts, we entered into a foreign exchange forward contract to fix the amount of USD we received upon completion of the sale. This foreign exchange contract was settled in October 2023.

Glass Manufacturing Business

For the year ended December 31, 2022, we recorded to discontinued operations a $5 million benefit primarily related to the reassessment of a previously recorded valuation allowance on a deferred tax asset related to our glass manufacturing business sold in 2017. For the year ended December 31, 2021, we recorded an insignificant gain related to the settlement of certain tax matters with the buyer.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

Inventories consist of the following (in millions):

	December 31,
	2023	2022
Aftermarket and refurbished products	$2,556	$2,279
Salvage and remanufactured products	510	427
Manufactured products	55	46
Total inventories	$3,121	$2,752

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of December 31, 2023, manufactured products inventory was composed of $26 million of raw materials, $7 million of work in process, and $22 million of finished goods. As of December 31, 2022, manufactured products inventory was composed of $26 million of raw materials, $5 million of work in process, and $15 million of finished goods.

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

		December 31,
	Useful Life	2023	2022
Land and improvements	10 - 20 years(1)	$260	$217
Buildings and improvements	20 - 40 years	473	409
Machinery and equipment	3 - 20 years	866	776
Computer equipment	3 - 10 years	140	124
Vehicles and trailers	3 - 10 years	144	141
Furniture and fixtures	5 - 7 years	76	61
Leasehold improvements	1 - 20 years	457	398
Finance lease assets		141	107
		2,557	2,233
Less—Accumulated depreciation		(1,173)	(1,049)
Construction in progress		132	52
Total property, plant and equipment, net		$1,516	$1,236
(1) Only applies to land improvements as land is not depreciated.

Total depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $193 million, $169 million, and $180 million, respectively.

Note 7. Self-Insurance Reserves

To provide for the potential liabilities for certain risks, we use a combination of insurance and self-insurance mechanisms, including a consolidated, wholly-owned captive insurance subsidiary which provides insurance coverage for workers' compensation and automotive liability claim payments that are below our deductibles under our third-party policies. The activity related to our captive insurance subsidiary was not material for the years ended December 31, 2023 and 2022, respectively.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total self-insurance reserves were $136 million and $126 million, of which $73 million and $62 million were classified as current, as of December 31, 2023 and 2022, respectively. We had outstanding letters of credit of $110 million and $69 million, of which $74 million and $69 million were to guarantee self-insurance claims payments at December 31, 2023 and 2022, respectively. While we do not expect the amounts ultimately paid to differ significantly from the estimates, the insurance reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.

Note 8. Allowance for Credit Losses

Our allowance for expected credit losses was $61 million and $54 million as of December 31, 2023 and December 31, 2022, respectively. The provision for credit losses was an expense of $12 million and $9 million, and a benefit of $5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

A rollforward of our allowance for credit losses is as follows (in millions):

	2023	2022
Balance as of January 1,	$54	$53
Provision for credit losses	12	9
Write-offs	(7)	(2)
Impact of foreign currency	2	(6)
Balance as of December 31,	$61	$54

Note 9. Noncontrolling Interest

Prior to December 2023, we have presented redeemable shares issued to a minority shareholder in conjunction with a previous acquisition as redeemable noncontrolling interest outside of permanent equity on our Consolidated Balance Sheets. In December 2023, the minority shareholder exercised the put option on these shares at the fixed price of $24 million (€21 million) payable in January 2024. As a result of this exercise, the redeemable noncontrolling interest has been reclassified to Other current liabilities on the Consolidated Balance Sheets at December 31, 2023.

Note 10. Intangible Assets

The changes in the carrying amount of goodwill by reportable segment is as follows (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Total
Balance as of January 1, 2022, gross	$1,496	$2,339	$456	$282	$4,573
Accumulated impairment losses as of January 1, 2022	(33)	—	—	—	(33)
Balance as of January 1, 2022	1,463	2,339	456	282	4,540
Business acquisitions and adjustments to previously recorded goodwill	—	7	—	—	7
Disposal of businesses	(58)	—	—	(7)	(65)
Exchange rate effects	(8)	(155)	—	—	(163)
Balance as of December 31, 2022	$1,397	$2,191	$456	$275	$4,319
Business acquisitions	1,171	35	15	—	1,221
Exchange rate effects	(12)	72	—	—	60
Balance as of December 31, 2023	$2,556	$2,298	$471	$275	$5,600

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of other intangibles, net are as follows (in millions):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names and trademarks	$536	$(226)	$310	$489	$(194)	$295
Customer and supplier relationships	1,176	(412)	764	479	(340)	139
Software and other technology related assets	404	(246)	158	361	(223)	138
Covenants not to compete	2	(2)	—	6	(6)	—
Total finite-lived intangible assets	2,118	(886)	1,232	1,335	(763)	572
Indefinite-lived trademarks	81	—	81	81	—	81
Total other intangible assets	$2,199	$(886)	$1,313	$1,416	$(763)	$653

Estimated useful lives for the finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Trade names and trademarks	Straight-line	3-30 years
Customer and supplier relationships	Accelerated	3-20 years
Software and other technology related assets	Straight-line	3-15 years
Covenants not to compete	Straight-line	2-5 years

Amortization expense for intangibles was $126 million, $95 million, and $104 million during the years ended December 31, 2023, 2022, and 2021, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2028 is $178 million, $167 million, $150 million, $131 million and $107 million, respectively.

Note 11. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of December 31, 2023	December 31, 2023	December 31, 2022
MEKO AB (1)	Europe	26.6%	$145	$129
Other			14	12
Total			$159	$141
(1)    As of December 31, 2023, the Level 1 fair value of our investment in MEKO AB ("Mekonomen") was $151 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. Our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $9 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag. During the year ended December 31, 2023, we received $5 million in dividend payments from Mekonomen.

Note 12. Warranty Reserve

Some of our salvage mechanical products are sold with a standard six month warranty against defects. Additionally, some of our remanufactured engines are sold with a standard three or four year warranty against defects. We also provide a limited lifetime warranty for certain of our aftermarket products.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the warranty reserve are as follows (in millions):

	2023	2022
Balance as of January 1,	$32	$30
Warranty expense	86	77
Warranty claims	(83)	(75)
Balance as of December 31,	$35	$32

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

For Wholesale - North America and Self Service, vehicle replacement products include sheet metal collision parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; mirrors; grilles; wheels; and large mechanical items such as engines and transmissions. For Europe, and to a lesser extent for Wholesale - North America, vehicle replacement products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. Additionally, in both our Wholesale - North America and Europe segments, we sell paint and paint related consumables for refinishing vehicles. For our Specialty operations, we serve seven product segments: truck and off-road; speed and performance; recreational vehicles; towing; wheels, tires and performance handling; marine; and miscellaneous accessories.

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Year Ended December 31,
	2023	2022	2021
Wholesale - North America	$4,974	$4,207	$4,037
Europe	6,303	5,711	6,033
Specialty	1,665	1,788	1,864
Self Service	232	227	207
Parts and services	13,174	11,933	12,141
Wholesale - North America	307	349	339
Europe	20	24	29
Self Service	365	488	580
Other	692	861	948
Total revenue	$13,866	$12,794	$13,089

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Consideration

Amounts related to variable consideration on our Consolidated Balance Sheets are as follows (in millions):

		December 31,
	Classification	2023	2022
Return asset	Prepaid expenses and other current assets	$68	$58
Refund liability	Refund liability	132	109
Variable consideration reserve	Receivables, net of allowance for credit losses	155	136

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenue
United States	$6,826	$6,632	$6,626
Germany	1,672	1,523	1,622
United Kingdom	1,679	1,550	1,648
Other countries	3,689	3,089	3,193
Total revenue	$13,866	$12,794	$13,089

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

2019/2020 Global Restructuring Plan

In 2019, we commenced a cost reduction initiative, covering all of our reportable segments, designed to eliminate underperforming assets and cost inefficiencies. This plan was expanded in 2020 as we identified additional opportunities to eliminate inefficiencies, including actions in response to impacts to the business from COVID-19. We have incurred costs for inventory write-downs; employee severance and other expenditures related to employee terminations; lease exit costs, such as lease termination fees, accelerated amortization of operating lease assets and impairment of operating lease assets; other costs related to facility exits, such as moving expenses to relocate inventory and equipment; and accelerated depreciation of fixed assets to be disposed of earlier than the end of the previously estimated useful lives. This plan was completed in 2023 with a total incurred cost of $107 million.

1 LKQ Europe Plan

In 2019, we announced a multi-year plan called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe plan, we are reorganizing our non-customer-facing teams and support systems through various projects including the implementation of a common Enterprise Resource Planning platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. We completed the organizational design and implementation projects in

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 2021, with the remaining projects scheduled to be completed by the end of 2027 with a total incurred cost of between $30 million and $40 million.

Acquisition Integration Plans

As we complete the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. We expect to incur additional expenses of between $10 million and $20 million primarily in 2024 to complete the integration plan related to the Uni-Select Acquisition in our Wholesale - North America segment.

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Year Ended December 31,
Plan	Expense Type	2023	2022	2021
2022 Global Plan	Employee related costs	$4	$6	$—
	Facility exit costs	7	1	—
	Inventory related costs (1)	2	—	—
	Other costs	2	3	—
	Total	$15	$10	$—

2019/2020 Global Plan	Employee related costs	$—	$—	$4
	Facility exit costs	1	1	7
	Total	$1	$1	$11

1 LKQ Europe Plan	Employee related costs	$1	$1	$6
	Inventory related costs (1)	2	—	—
	Total	$3	$1	$6

Acquisition Integration Plans	Employee related costs	$23	$2	$—
	Facility exit costs	5	1	—
	Other costs	1	—	—
	Total	$29	$3	$—

Total restructuring expenses		$48	$15	$17
(1)    Recorded to Cost of goods sold in the Consolidated Statement of Income

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2022 Global Plan	$2	$17	$3	$3	$25
2019/2020 Global Plan	43	60	2	2	107
1 LKQ Europe Plan	—	10	—	—	10

The liabilities recorded related to our restructuring plans were not material as of December 31, 2023 and 2022.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction Related Expenses

The following table sets forth the transaction related expenses incurred (in millions):

	Year Ended December 31,
	2023	2022	2021
Professional fees (1)	$21	$5	$3
Transaction related expenses	$21	$5	$3
(1)    Included external costs such as legal, accounting and advisory fees related to completed and potential transactions (including Uni-Select transaction costs in 2023).

Note 15. Stock-Based Compensation

In order to attract and retain employees, non-employee directors, consultants, and other persons associated with the Company, we grant equity-based awards under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by stockholders for issuance under the Equity Incentive Plan is 70 million shares, subject to anti-dilution and other adjustment provisions. We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by stockholders for issuance under the Equity Incentive Plan, 7.5 million shares remained available for issuance as of December 31, 2023. We expect to issue new or treasury shares of common stock to cover past and future equity grants.

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

The Compensation and Human Capital Committee of our Board approved the grant of 169,511, 169,605, and 208,603 RSUs to our executives that included both a performance-based vesting condition and a time-based vesting condition in 2023, 2022, and 2021 respectively. The performance-based vesting conditions for the 2023, 2022, and 2021 grants to our executive officers have been satisfied.

The fair value of RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $38 million, $38 million, and $37 million, respectively; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the year ended December 31, 2023 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2023	1.3	$41.02
Granted (2)	0.6	$56.57
Vested	(0.6)	$43.04
Forfeited / Canceled	(0.1)	$44.68
Unvested as of December 31, 2023	1.2	$48.35
Expected to vest after December 31, 2023	1.0	$49.04	2.5	$47
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $49.21 and $39.22, respectively.

PSUs

We grant PSUs with a three-year performance period to certain employees, including executive officers, under our Equity Incentive Plan. As these awards are performance-based, the exact number of shares to be paid out may be up to twice the grant amount, depending on our performance and the achievement of certain performance metrics (adjusted earnings per share, average organic parts and services revenue growth, and average return on invested capital) over the applicable three year performance periods.

Outstanding unvested PSUs earn dividend equivalents at the same rate as dividends on LKQ's common stock. The dividend equivalents are subject to the same vesting requirements, restrictions and forfeiture provisions as the original award.

The fair value of PSUs that vested during the years ended December 31, 2023 and 2022 was $13 million and $9 million, respectively; the fair value of PSUs vested is based on the market price of LKQ stock on the date vested.

The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the year ended December 31, 2023 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2023	0.5	$37.87
Granted (2)	0.1	$56.83
Performance-based adjustment (3)	0.1	$39.09
Vested	(0.3)	$32.06
Unvested as of December 31, 2023	0.4	$45.91
Expected to vest after December 31, 2023	0.4	$45.27	0.7	$20
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2022 and 2021 was $48.95 and $38.31, respectively.
(3)    Represents the net adjustment to the number of shares issuable upon vesting of performance-based PSUs based on the Company's actual financial performance metrics for the three year performance period ended December 31, 2023.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

Stock-based compensation expense and the resulting tax benefits included in the Consolidated Statements of Income were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense	$40	$38	$34
Income tax benefit	(9)	(9)	(8)
Stock-based compensation expense, net of tax	$31	$29	$26

We did not capitalize any stock-based compensation costs during the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, unrecognized compensation expense related to unvested RSUs and PSUs is expected to be recognized as follows (in millions):

Unrecognized Compensation Expense
2024	$20
2025	12
2026	7
2027	4
Total unrecognized compensation expense	$43

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

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Income from continuing operations	$944	$1,144	$1,091
Denominator for basic earnings per share—Weighted-average shares outstanding	267.6	277.1	296.8
Effect of dilutive securities:
RSUs	0.5	0.6	0.7
PSUs	0.2	0.3	0.2
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	268.3	278.0	297.7
Basic earnings per share from continuing operations	$3.53	$4.13	$3.68
Diluted earnings per share from continuing operations (1)	$3.52	$4.12	$3.67
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

The number of antidilutive securities was insignificant for the years ended December 31, 2023, 2022, and 2021.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2021	$(57)	$(1)	$(33)	$(8)	$(99)
Pretax (loss) income	(64)	3	11	—	(50)
Income tax effect	—	(1)	(3)	—	(4)
Reclassification of unrealized (gain) loss	—	(2)	2	—	—
Reclassification of deferred income taxes	—	1	(1)	—	—
Balance as of December 31, 2021	$(121)	$—	$(24)	$(8)	$(153)
Pretax (loss) income	(216)	—	49	—	(167)
Income tax effect	—	—	(14)	—	(14)
Disposal of business	4	—	—	—	4
Other comprehensive income from unconsolidated subsidiaries	—	—	—	7	7
Balance as of December 31, 2022	$(333)	$—	$11	$(1)	$(323)
Pretax income (loss)	90	(12)	(4)	—	74
Income tax effect	—	3	1	—	4
Reclassification of unrealized gain	—	(3)	(2)	—	(5)
Reclassification of deferred income taxes	—	1	—	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	9	9
Balance as of December 31, 2023	$(243)	$(11)	$6	$8	$(240)

Net unrealized losses and gains related to our pension plans were reclassified to Interest income and other income, net in the Consolidated Statements of Income during each of the years ended December 31, 2023, 2022, and 2021.

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Consolidated Statements of Income.

Note 18. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our effort to improve our operating cash flows. These programs provide participating suppliers the opportunity to sell their LKQ receivables to financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreement between the suppliers and financial institutions. The financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. Our obligation to our suppliers, including amount due and payment date, are not impacted by the supplier’s decision to sell amounts under these agreements. Our payment terms to the financial institutions, including the timing and amount of payments, are unchanged from the original supplier invoice. All outstanding payments owed under the supply chain finance programs with the participating financial institutions are recorded within Accounts payable on our Consolidated Balance Sheets. As of December 31, 2023 and 2022, we had $411 million, including $70 million under the Uni-Select program, and $248 million of Accounts payable outstanding under the arrangements, respectively.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		December 31, 2023			December 31, 2022
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	6.83%		$500	—%		$—
Revolving credit facilities	January 2028	6.25%	(1)	914	—%		—

Senior Secured Credit Agreement:
Revolving credit facilities	January 2024	—%		—	4.24%	(1)	1,786

Senior Unsecured Term Loan Agreement:
Term loan payable	July 2026	6.82%		529	—%		—

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	—%		—
U.S. Notes (2033)	June 2033	6.25%		600	—%		—
Euro Notes (2024)	April 2024	3.88%		552	3.88%		535
Euro Notes (2028)	April 2028	4.13%		276	4.13%		268

Notes payable	Various through October 2030	3.85%	(1)	16	3.25%	(1)	16
Finance lease obligations		4.83%	(1)	83	3.69%	(1)	48
Other debt		2.16%	(1)	11	2.28%	(1)	9
Total debt				4,281			2,662
Less: long-term debt issuance costs and unamortized bond discount				(30)			(6)
Total debt, net of debt issuance costs and unamortized bond discount				4,251			2,656
Less: current maturities, net of debt issuance costs				(596)			(34)
Long term debt, net of debt issuance costs and unamortized bond discount				$3,655			$2,622
(1)    Interest rate derived via a weighted average

The scheduled maturities of long-term obligations outstanding at December 31, 2023 are as follows (in millions):

Amount
2024 (1)	$596
2025	23
2026	1,040
2027	9
2028	2,002
Thereafter	611
Total debt (2)	$4,281
(1)Long-term obligations maturing by December 31, 2024 include $16 million of short-term debt that may be extended beyond the current year ending December 31, 2024.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discount of $30 million as of December 31, 2023).

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Credit Agreement

On January 5, 2023, we and certain other subsidiaries of ours entered into a new credit agreement (the "Senior Unsecured Credit Agreement") which establishes: (i) an unsecured revolving credit facility of up to a U.S. Dollar equivalent of $2.0 billion, which includes a $150 million sublimit for the issuance of letters of credit and a $150 million sublimit for swing line loans and (ii) an unsecured term loan facility of up to $500 million. Borrowings under the agreement bear interest at the Secured Overnight Financing Rate (i.e. "SOFR") plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. The maturity date of the term loan is January 5, 2026 and may be extended by one additional year. The term loan has no required amortization payments prior to its maturity date. The maturity date for the revolving credit facility is January 5, 2028, and may be extended by up to two additional years in one year increments.

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

U.S. Notes (2028/2033)

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the sale of the U.S. Notes (2028/33), we entered into a Registration Rights Agreement, dated as of May 24, 2023 (the "Registration Rights Agreement"), with the Guarantors and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the U.S. Notes (2028/33) identified therein. Pursuant to the terms of the Registration Rights Agreement, on September 1, 2023, the Company and the Guarantors filed a Registration Statement on Form S-4 ("Form S-4") with respect to a registered offer to exchange (the "Exchange Offer") each series of U.S. Notes (2028/33) and related guarantees for new notes of such series (the "Exchange Notes") and new related guarantees, which has terms substantially identical in all material respects to the applicable series of U.S. Notes (2028/33) (except that the Exchange Notes do not contain terms with respect to transfer restrictions and Additional Interest). The SEC declared the Form S-4 effective on September 14, 2023. The Exchange Offer closed in the fourth quarter of 2023.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 20. Derivative Instruments and Hedging Activities

We are exposed to market risks, including the effect of changes in interest rates, foreign currency exchange rates and commodity prices. Under current policies, we may use derivatives to manage our exposure to variable interest rates on our debt and changing foreign exchange rates for certain foreign currency denominated transactions. We do not hold or issue derivatives for trading purposes.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments Designated as Cash Flow Hedges

In February 2023, we entered into interest rate swap agreements to mitigate the risk of changing interest rates on our variable interest rate payments related to borrowings under our Senior Unsecured Credit Agreement. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive a variable interest rate based on term SOFR that matches a contractually specified rate under the Senior Unsecured Credit Agreement. The agreements include a total $400 million notional amount maturing in February 2025 with a weighted average fixed interest rate of 4.63% and a total $300 million notional amount maturing in February 2026 with a weighted average fixed interest rate of 4.23%. Changes in the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss and reclassified to Interest expense when the hedged interest payments affect earnings. The activity related to the interest rate swaps is classified in operating activities in our Consolidated Statements of Cash Flows as the activity relates to normal recurring settlements to match interest payments.

In March 2023, we entered into forward starting interest rate swaps to hedge the risk of changes in interest rates related to forecasted debt issuance to finance a portion of the Uni-Select Acquisition. These swaps were settled in May 2023 upon issuance of the U.S. Notes (2028/33), resulting in total payments of $13 million. See Note 19, "Long-Term Obligations" for additional information related to the offering of the U.S. Notes (2028/33). Changes in the fair value of the interest rate swaps were recorded in Accumulated other comprehensive loss and the fair value at the termination date will be reclassified to Interest expense over the term of the debt. Payments made to settle the forward starting interest rate swaps were classified in financing activities in our Consolidated Statements of Cash Flows as these payments were related to the forecasted debt issuance.

All of our interest rate swap contracts have been executed with counterparties that we believe are creditworthy, and we closely monitor the credit ratings of these counterparties.

As of December 31, 2023, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions) (there were no such hedges as of December 31, 2022):

	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$700	Other noncurrent liabilities	(2)

The activity related to our cash flow hedges is included in Note 17, "Accumulated Other Comprehensive Income (Loss)." As of December 31, 2023, we estimate that an insignificant amount of derivative gains (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Consolidated Statements of Income within the next 12 months.

The activity related to our previously matured cash flow hedges is included in Note 17, "Accumulated Other Comprehensive Income (Loss)" and presented in either operating activities or financing activities, as described above, in our Consolidated Statements of Cash Flows.

Derivative Instruments Not Designated as Hedges

To manage the foreign currency exposure related to the Uni-Select Acquisition purchase price (denominated in CAD), we entered into foreign exchange contracts in March 2023 to purchase CAD 1.6 billion for approximately $1.2 billion. These contracts did not qualify for hedge accounting, and therefore, the contracts were adjusted to fair value through the results of operations as of each balance sheet date. We reported Gains on foreign exchange contracts - acquisition related on the Consolidated Statements of Income of $49 million for the year ended December 31, 2023. These contracts were settled in July 2023 resulting in total payments received of $49 million.

To manage our foreign currency exposure on other non-functional currency denominated intercompany loans, we entered into short-term foreign currency forward contracts in 2023. We have not elected to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date. The fair values of these short-term derivative instruments that remained outstanding as of year-end were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Consolidated Balance Sheets and were not material at December 31, 2023 and 2022.

Additionally, we hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have not elected to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at December 31, 2023 and December 31, 2022, along with the effect on our results of operations during the years ended December 31, 2023,

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022, and 2021, were not material. The fair values of these contracts were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Consolidated Balance Sheets.

Gross vs. Net Presentation for Derivative Instruments

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge and other derivative instruments on a gross basis on our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in an immaterial decrease to Prepaid expenses and other current assets and Other accrued expenses on our Consolidated Balance Sheets at December 31, 2023 and 2022.

Note 21. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the year ended December 31, 2023, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents information about our financial liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2023 and 2022 (in millions):

	December 31,
	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$22	$—	$—	$22	$—	$—	$—	$—
Investments - equity securities	3	—	—	3	—	—	—	—
Total Assets	$25	$—	$—	$25	$—	$—	$—	$—
Liabilities:
Interest rate swaps	$—	$2	$—	$2	$—	$—	$—	$—
Contingent consideration liabilities	—	—	2	2	—	—	7	7
Total Liabilities	$—	$2	$2	$4	$—	$—	$7	$7

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Consolidated Balance Sheets. The balance sheet classification of the interest rate swap agreements is presented in Note 20, "Derivative Instruments and Hedging Activities." For contingent consideration liabilities, the current portion is included in Other current liabilities and the noncurrent portion is included in Other noncurrent liabilities on the Consolidated Balance Sheets based on the expected timing of the related payments.

We value derivative instruments using a third party valuation model that performs discounted cash flow analysis based on the terms of the contracts and market observable inputs such as current and forward interest rates and current and forward foreign exchange rates.

Our contingent consideration liabilities are related to our business acquisitions. Under the terms of the contingent consideration agreements, payments may be made at specified future dates depending on the performance of the acquired business subsequent to the acquisition. The liabilities for these payments are classified as Level 3 liabilities because the related fair value measurement, which is determined using an income approach, includes significant inputs not observable in the market. We have deferred compensation liabilities which are recorded in Other noncurrent liabilities on the Consolidated Balance Sheets. These liabilities are determined based on the values of investments in participants' phantom accounts, which is not a fair value measurement, and thus the liabilities are not included in the fair value hierarchy disclosure.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2023 and 2022 to assume these obligations. The fair values of the U.S. Notes (2028), U.S. Notes (2033), Euro Notes (2024) and Euro Notes (2028) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of December 31, 2023, the fair value of the borrowings under the Senior Unsecured Credit Agreement and CAD Note reasonably approximated their carrying values of $1,414 million and $529 million, respectively. As of December 31, 2022, the fair value of the Prior Credit Agreement borrowings reasonably approximated the carrying value of $1,786 million.

The following table provides the carrying and fair value for our other financial instruments as of December 31, 2023 and December 31, 2022 (in millions):

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$820	$—	$—
U.S. Notes (2033)	600	628	—	—
Euro Notes (2024)	552	552	535	535
Euro Notes (2028)	276	276	268	254

Note 22. Leases

We have leases primarily for facilities, vehicles, and equipment.

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2023 and 2022 related to our lease agreements are as follows (in millions):

		December 31,
Leases	Classification	2023	2022
Assets
Operating lease ROU assets, net	Operating lease assets, net	$1,336	$1,227
Finance lease assets, net	Property, plant and equipment, net	80	52
Total leased assets		$1,416	$1,279
Liabilities
Current
Operating	Current portion of operating lease liabilities	$224	$188
Finance	Current portion of long-term obligations	26	17
Noncurrent
Operating	Long-term operating lease liabilities, excluding current portion	1,163	1,091
Finance	Long-term obligations, excluding current portion	57	31
Total lease liabilities		$1,470	$1,327

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense are as follows (in millions):

	Year Ended December 31,
Lease Cost	2023	2022	2021
Operating lease cost	$305	$282	$314
Short-term lease cost	20	16	9
Variable lease cost	113	96	97
Finance lease cost
Amortization of leased assets	19	12	10
Interest on lease liabilities	4	2	2
Sublease income	(6)	(5)	(3)
Net lease cost	$455	$403	$429

The future minimum lease commitments under our leases at December 31, 2023 are as follows (in millions):

Years Ending December 31,	Operating leases	Finance leases (1)	Total
2024	$317	$30	$347
2025	281	18	299
2026	242	13	255
2027	200	10	210
2028	156	13	169
Thereafter	594	15	609
Future minimum lease payments	1,790	99	1,889
Less: Interest	403	16	419
Present value of lease liabilities	$1,387	$83	$1,470
(1)     Amounts are included in the scheduled maturities of long-term obligations in Note 19, "Long-Term Obligations".

As of December 31, 2023, minimum operating lease payments for leases that have not yet commenced totaled $140 million. These operating leases will commence in the next 16 months with lease terms of 3 to 13 years. Most of these leases have not commenced because the assets are in the process of being constructed.

Other information related to leases is as follows:

	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years)
Operating leases	8.2	9.1
Finance leases	6.7	8.5
Weighted-average discount rate
Operating leases	6.00%	5.75%
Finance leases	4.83%	3.69%

	Year Ended December 31,
Supplemental cash flows information (in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$299	$284	$286
Financing cash outflows from finance leases	19	14	13
Leased assets obtained in exchange for finance lease liabilities	49	15	10
Leased assets obtained in exchange for operating lease liabilities(1)	310	159	248

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Includes leased assets obtained in exchange for operating lease liabilities as a result of the Uni-Select acquisition. Refer to Note 3, "Business Combinations" for more information.

Note 23. Employee Benefit Plans

Defined Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in various European countries and Canada. Local statutory requirements govern many of our European and Canadian plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

Funded Status

The table below summarizes the funded status of the defined benefit plans (in millions):

	December 31,
	2023	2022
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$133	$194
Acquisitions and divestitures (1)	58	(2)
Service cost	4	5
Interest cost	6	2
Participant contributions	1	1
Actuarial (gain) / loss	4	(49)
Benefits paid (2)	(5)	(5)
Settlement	(3)	(1)
Currency impact	4	(12)
Projected benefit obligation - end of year	$202	$133
Change in fair value of plan assets:
Fair value - beginning of year	$61	$63
Acquisitions and divestitures (1)	56	—
Employer contributions	5	5
Participant contributions	1	1
Benefits paid	(4)	(4)
Settlement	(3)	(1)
Currency impact	3	(3)
Fair value - end of year	$119	$61
Funded status at end of year (liability)	$(83)	$(72)

Accumulated benefit obligation	$196	$131
(1)    2023 activity relates to the Uni-Select acquisition. Refer to Note 3, "Business Combinations" for more information.
(2)    Includes amounts paid from plan assets as well as amounts paid from Company assets.

The net amounts recognized for defined benefit plans on the Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2023	2022
Noncurrent assets	$4	$3
Current liabilities	(4)	(5)
Noncurrent liabilities	(83)	(70)

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	December 31,
	2023	2022
Accumulated benefit obligation	$147	$94
Aggregate fair value of plan assets	67	21

The following table summarizes the projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets (in millions):

	December 31,
	2023	2022
Projected benefit obligation	$153	$96
Aggregate fair value of plan assets	67	21

The table below summarizes the weighted-average assumptions used to calculate the year-end benefit obligations:

	December 31,
	2023	2022
Discount rate used to determine benefit obligation	3.7%	3.4%
Rate of future compensation increase	2.6%	1.9%

Net Periodic Benefit Cost

The table below summarizes the components of net periodic benefit cost for the defined benefit plans (in millions):

	Year Ended December 31,
	2023	2022	2021
Service cost	$4	$5	$5
Interest cost	6	2	1
Expected return on plan assets (1)	(3)	(2)	(2)
Amortization of actuarial (gain) loss (2)	(2)	—	2
Net periodic benefit cost	$5	$5	$6
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

The service cost component of net periodic benefit cost was classified in SG&A expenses, while the other components of net periodic benefit cost were classified in Interest income and other income, net in the Consolidated Statements of Income.

The table below summarizes the weighted-average assumptions used to calculate the net periodic benefit cost in the table above:

	Year Ended December 31,
	2023	2022	2021
Discount rate used to determine service cost	3.4%	1.0%	0.4%
Discount rate used to determine interest cost	3.4%	1.2%	0.8%
Rate of future compensation increase	1.9%	1.7%	2.0%
Expected long-term return on plan assets (1)	3.1%	2.8%	3.2%

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Our expected long-term return on plan assets is determined based on the asset allocation and estimate of future long-term returns by asset class.

Assumed mortality is also a key assumption in determining benefit obligations and net periodic benefit cost. In some of the European and Canadian plans, a price inflation index is also an assumption in determining benefit obligations and net periodic benefit cost.

As of December 31, 2023, the pretax amounts recognized in Accumulated other comprehensive loss consisted of $9 million of net actuarial gains for our defined benefit plans that have not yet been recognized in net periodic benefit cost. Of this amount, we expect $1 million to be recognized as a component of net periodic benefit cost during the year ending December 31, 2024.

Fair Value of Plan Assets

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Investments that are valued using net asset value (or its equivalent) as a practical expedient are excluded from the fair value hierarchy disclosure.

For the unfunded pension plans, we pay the defined benefit plan obligations when they become due. The table below summarizes the fair value of our defined benefit plan assets by asset category within the fair value hierarchy for the funded defined benefit pension plans (in millions):

	December 31,
	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Insurance contracts (1)	$—	$—	$66	$66	$—	$—	$40	$40
Other (2)	4	—	—	4	—	—	—	—
Assets measured by fair value hierarchy	$4	$—	$66	$70	$—	$—	$40	$40
Assets measured at net asset value (3)				49				21
Total pension plan assets at fair value				$119				$61
(1)    Investments in insurance contracts represents the cash surrender value of the insurance policy. These amounts are determined by an actuary based on projections of future benefit payments, discount rates, and expected long-term rate of return on assets.
(2)    Represents balances in a refundable tax account held with the Canada Revenue Agency.
(3)    Consists of international bonds, equity, real estate and other investments.

The following table summarizes the changes in fair value measurements of Level 3 investments for the defined benefit plans (in millions):

	December 31,
	2023	2022
Balance at beginning of year	$40	$42
Acquisitions and divestitures	26	—
Actual return on plan assets:
Relating to assets held at the reporting date	1	1
Purchases, sales and settlements	(2)	(1)
Currency impact	1	(2)
Balance at end of year	$66	$40

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets for the defined benefit pension plans in Europe are invested primarily in insurance policies. For the defined benefit pension plans in Canada, a portion of the assets representing a subset of inactive plan participants are invested in insurance policies. Under these contracts, we pay premiums to the insurance company, which are based on an internal actuarial analysis performed by the insurance company; the insurance company then funds the pension payments to the plan participants upon retirement.

Employer Contributions and Estimated Future Benefit Payments

During the year ended December 31, 2023, we contributed $5 million to our pension plans. We estimate that contributions to our pension plans during 2024 will be $7 million.

The following table summarizes estimated future benefit payments as of December 31, 2023 (in millions):

Years Ending December 31,	Amount
2024	$8
2025	8
2026	9
2027	9
2028	10
2029 - 2033	55

Note 24. Income Taxes

The provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$137	$212	$195
State	39	60	47
Foreign	117	107	116
Total current provision for income taxes	$293	$379	$358
Deferred:
Federal	$10	$—	$(3)
State	3	(2)	—
Foreign	—	8	(24)
Total deferred (benefit) provision for income taxes	$13	$6	$(27)
Provision for income taxes	$306	$385	$331

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$795	$1,078	$978
Foreign	440	440	421
Income from continuing operations before provision for income taxes	$1,235	$1,518	$1,399

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of state credits and federal tax impact	2.8%	3.0%	2.7%
Impact of rates on international operations	1.2%	1.1%	1.2%
Change in valuation allowances	0.9%	0.4%	(0.8)%
Non-deductible expenses	1.2%	1.0%	0.4%
Gains on foreign exchange contracts - acquisition related	(0.8)%	—%	—%
Other, net	(1.5)%	(1.2)%	(0.9)%
Effective tax rate	24.8%	25.3%	23.6%

Undistributed earnings of our foreign subsidiaries amounted to approximately $1,818 million at December 31, 2023. Beginning in 2018, the Tax Act generally provided a 100% participation exemption from further U.S. taxation of dividends received from 10-percent or more owned foreign corporations held by U.S. corporate shareholders. Although foreign dividend income is generally exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, either as a result of the participation exemption, or due to the previous taxation of such earnings under the transition tax and GILTI regimes, companies must still apply the guidance of ASC 740: Income Taxes to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Further, the 2017 transition tax reduced a majority of the previous outside basis differences in our foreign subsidiaries, and most of any new differences arising have extensive interaction with the GILTI regime discussed above.

Based on a review of our global financing and capital expenditure requirements as of December 31, 2023, we continue to plan to permanently reinvest the undistributed earnings of our international subsidiaries. Thus, no deferred U.S. income taxes or potential foreign withholding taxes have been recorded. Due to the complexity of the U.S. tax regime, it remains impractical to estimate the amount of deferred taxes potentially payable were such earnings to be repatriated.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law in the United States. The IRA, among other provisions, enacted a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on the repurchase of corporate stock after December 31, 2022. The corporate minimum tax provisions of the IRA did not have a material impact on our financial results. The impact of the excise tax provisions will be dependent upon the volume of any future stock repurchases, and there was no excise tax due on our 2023 share repurchases.

The OECD released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. While we do not currently expect Pillar Two to have a material impact on our effective tax rate, our analysis will continue as the OECD continues to release additional guidance and countries implement legislation.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2023	2022
Deferred Tax Assets:
Accrued expenses and reserves	$58	$71
Qualified and nonqualified retirement plans	17	11
Inventory	21	15
Accounts receivable	22	19
Interest deduction carryforwards	32	28
Stock-based compensation	8	9
Operating lease liabilities	334	307
Net operating loss carryforwards	53	19
Other	26	17
Total deferred tax assets, gross	571	496
Less: valuation allowance	(64)	(44)
Total deferred tax assets	$507	$452
Deferred Tax Liabilities:
Goodwill and other intangible assets	$414	$236
Property, plant and equipment	102	86
Trade names	88	82
Operating lease assets, net	319	291
Other	9	12
Total deferred tax liabilities	$932	$707
Net deferred tax liability	$(425)	$(255)

Deferred tax assets and liabilities are reflected on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2023	2022
Noncurrent deferred tax assets	$23	$25
Noncurrent deferred tax liabilities	448	280

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in Other noncurrent assets and Deferred income taxes, respectively, on the Consolidated Balance Sheets.

We have net operating loss carryforwards, primarily for certain international tax jurisdictions, the tax benefits of which totaled approximately $53 million and $19 million at December 31, 2023 and 2022, respectively. The $34 million increase in net operating loss carryforwards is primarily related to the inclusion of historical loss carryforwards from the acquisition of Uni-Select. At December 31, 2023 and 2022, we had tax credit carryforwards for certain U.S. state jurisdictions, the tax benefits of which totaled less than $1 million at both dates. As of December 31, 2023 and 2022, we had interest deduction carryforwards in Italy and Germany, the tax benefits of which totaled $32 million and $28 million, respectively. As of December 31, 2023 and 2022, we had capital loss carryforwards, the tax benefit of which totaled an insignificant amount at both periods. As of December 31, 2023 and 2022, valuation allowances of $64 million and $44 million, respectively, were recorded for deferred tax assets related to the foreign interest deduction carryforwards, certain foreign and U.S. net operating loss carryforwards and capital loss carryforwards. The $20 million net increase in valuation allowances was primarily attributable to net operating loss carryforwards and U.S. capital loss carryforward activity.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of the net operating losses will generally carry forward until 2034 to 2043. The interest deduction carryforwards in Italy and Germany do not expire. U.S. capital losses can be carried back three years and forward for five years. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates, where applicable, or in the case of interest deduction carryforward, subject to legislative thin capitalization constraints, typically based on profitability. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in tax laws or in estimates of future taxable income may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2023	2022	2021
Balance at January 1,	$5	$5	$2
Additions for acquired tax positions	6	—	—
Additions based on tax positions related to prior years	3	2	5
Reductions for tax positions of prior year	(1)	—	(2)
Lapse of statutes of limitations	(5)	—	—
Settlements with taxing authorities	—	(2)	—
Balance at December 31,	$8	$5	$5

Included in the balance of unrecognized tax benefits above as of December 31, 2023, 2022 and 2021, are approximately $8 million, $5 million and $4 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2023, 2022 and 2021, includes an insignificant amount of tax benefits that, if recognized, would result in adjustments to deferred taxes.

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2023, 2022 and 2021, we had accumulated interest and penalties of $1 million, attributable to the unrecognized tax benefits noted above. During the years ended December 31, 2023, 2022 and 2021, we recorded $1 million or less of interest and penalties through the income tax provision, prior to any reversals for lapses in the statutes of limitations.

During the twelve months beginning January 1, 2024, it is reasonably possible that we will reduce unrecognized tax benefits by $3 million, most of which would impact our effective tax rate.

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

Note 25. Segment and Geographic Information

We have four operating segments: Wholesale - North America; Europe; Specialty; and Self Service, each of which is presented as a reportable segment.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Year Ended December 31, 2023
Revenue:
Third Party	$5,281	$6,323	$1,665	$597	$—	$13,866
Intersegment	1	—	3	—	(4)	—
Total segment revenue	$5,282	$6,323	$1,668	$597	$(4)	$13,866
Segment EBITDA	$975	$614	$134	$36	$—	$1,759
Total depreciation and amortization (1)	121	150	32	16	—	319
Year Ended December 31, 2022
Revenue:
Third Party	$4,556	$5,735	$1,788	$715	$—	$12,794
Intersegment	—	—	3	—	(3)	—
Total segment revenue	$4,556	$5,735	$1,791	$715	$(3)	$12,794
Segment EBITDA	$852	$585	$199	$83	$—	$1,719
Total depreciation and amortization (1)	75	145	30	14	—	264
Year Ended December 31, 2021
Revenue:
Third Party	$4,376	$6,062	$1,864	$787	$—	$13,089
Intersegment	3	—	3	—	(6)	—
Total segment revenue	$4,379	$6,062	$1,867	$787	$(6)	$13,089
Segment EBITDA	$769	$618	$223	$175	$—	$1,785
Total depreciation and amortization (1)	80	157	30	17	—	284
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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Year Ended December 31,
	2023	2022	2021
Net income	$938	$1,150	$1,092
Less: net income attributable to continuing noncontrolling interest	2	1	1
Net income attributable to LKQ stockholders	936	1,149	1,091
Less: net (loss) income from discontinued operations	(6)	6	1
Net income from continuing operations attributable to LKQ stockholders	942	1,143	1,090
Adjustments - continuing operations attributable to LKQ stockholders:
Depreciation and amortization	319	264	284
Interest expense, net of interest income	186	70	70
Loss on debt extinguishment	1	—	24
Provision for income taxes	306	385	331
Equity in earnings of unconsolidated subsidiaries (1)	(15)	(11)	(23)
Gains on foreign exchange contracts - acquisition related (2)	(49)	—	—
Equity investment fair value adjustments	2	5	(11)
Restructuring and transaction related expenses (3)	65	20	19
Restructuring expenses - cost of goods sold (3)	4	—	—
Gain on disposal of businesses (4)	—	(159)	—
Change in fair value of contingent consideration liabilities	—	—	1
Gains on previously held equity interests	(3)	(1)	—
Direct impacts of Ukraine/Russia conflict (5)	—	3	—
Impairment of net assets held for sale	1	—	—
Segment EBITDA	$1,759	$1,719	$1,785
(1)    Refer to Note 11, "Equity Method Investments," for further information.
(2)    Refer to Note 3, "Business Combinations" and Note 20, "Derivative Instruments and Hedging Activities" for further information.
(3)    Refer to Note 14, "Restructuring and Transaction Related Expenses" for further information.
(4)    Refer to "Other Divestitures (Not Classified in Discontinued Operations)" in Note 4, "Discontinued Operations and Divestitures," for further information.
(5)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (receivables and inventory) and expenditures to support our employees and their families in Ukraine.

The following table presents capital expenditures by reportable segment (in millions):

	Year Ended December 31,
	2023	2022	2021
Capital Expenditures
Wholesale - North America	$118	$84	$113
Europe	163	105	141
Specialty	41	19	23
Self Service	36	14	16
Total capital expenditures	$358	$222	$293

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets by reportable segment (in millions):

	December 31, 2023	December 31, 2022
Receivables, net of allowance for credit losses
Wholesale - North America(1)	$470	$351
Europe	580	547
Specialty	107	92
Self Service	8	8
Total receivables, net of allowance for credit losses	1,165	998
Inventories
Wholesale - North America(1)	1,217	822
Europe	1,390	1,418
Specialty	475	469
Self Service	39	43
Total inventories	3,121	2,752
Property, plant and equipment, net
Wholesale - North America(1)	644	505
Europe	642	547
Specialty	118	94
Self Service	112	90
Total property, plant and equipment, net	1,516	1,236
Operating lease assets, net
Wholesale - North America(1)	615	541
Europe	494	466
Specialty	84	85
Self Service	143	135
Total operating lease assets, net	1,336	1,227
Other unallocated assets	7,941	5,825
Total assets	$15,079	$12,038
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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	December 31, 2023	December 31, 2022
Long-lived assets
United States	$1,496	$1,371
Germany	324	290
United Kingdom	295	256
Other countries	737	546
Total long-lived assets	$2,852	$2,463

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that LKQ Corporation and subsidiaries' (the "Company") disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting dated February 22, 2024

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

We have excluded from our assessment the internal control over financial reporting at Uni-Select, which was acquired in 2023. The financial statements of Uni-Select constitute 16% of total assets (inclusive of goodwill and acquired intangible assets) and 4% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board.

Based on this assessment, management determined that, as of December 31, 2023, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the fiscal year ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2024 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

Our executive officers, their ages at January 1, 2024, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board.

Name	Age	Position
Dominick Zarcone	65	President, Chief Executive Officer and Director
Michael T. Brooks	54	Senior Vice President and Chief Information Officer
Michael S. Clark	49	Vice President - Finance and Controller
Genevieve L. Dombrowski	47	Senior Vice President - Human Resources
Rick Galloway	45	Senior Vice President and Chief Financial Officer
Andy Hamilton(1)	49	Senior Vice President & President and Managing Director of LKQ Europe
Walter P. Hanley	57	Senior Vice President - Development
Justin L. Jude(2)	48	Executive Vice President and Chief Operating Officer
Matthew J. McKay	46	Senior Vice President - General Counsel & Corporate Secretary
John R. Meyne(3)	63	Senior Vice President & President of Wholesale - North America
(1) Mr. Hamilton was appointed to this role effective January 1, 2024.
(2) Mr. Jude served as Senior Vice President of Operations - Wholesale Parts Division in 2023 and was appointed to this role effective January 1, 2024.
(3) Mr. Meyne was appointed to this role effective January 1, 2024.

Dominick Zarcone became our President and Chief Executive Officer in May 2017. Mr. Zarcone was our Executive Vice President and Chief Financial Officer from March 2015 to May 2017. Prior to joining our Company, he was the Managing Director and Chief Financial Officer of Baird Financial Group, a capital markets and wealth management company, and certain of its affiliates from April 2011 to March 2015. He also served from April 2011 to March 2015 as Treasurer of Baird Funds, Inc., a family of fixed income and equity mutual funds managed by Robert W. Baird & Co. Incorporated, a registered broker/dealer. From February 1995 to April 2011, Mr. Zarcone was a Managing Director of the Investment Banking department of Robert W. Baird & Co. Incorporated. From February 1986 to February 1995, he was with the investment banking company Kidder, Peabody & Co., Incorporated, most recently as Senior Vice President of Investment Banking. In November 2023, our Board approved a leadership succession plan pursuant to which Mr. Zarcone will retire as our President and Chief Executive Officer effective June 30, 2024. At that time, Mr. Zarcone will transition to a position as an executive officer of the Company with the title of Executive Advisor in order to facilitate an orderly chief executive officer transition and will serve in such capacity from July 1, 2024 through December 31, 2024. Mr. Zarcone is a member of the Board of Directors of Generac Power Systems, Inc., a designer and manufacturer of power generation equipment and engine-powered products.

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

Andy Hamilton became Senior Vice President of LKQ Corporation and President and Managing Director of LKQ Europe in January 2024. In 2010, Mr. Hamilton joined Euro Car Parts, which was acquired by LKQ in 2011. During his tenure at Euro Car Parts, Mr. Hamilton held several executive roles through the end of 2015, the last of which was Chief Operating Officer. In 2016, Mr. Hamilton was appointed Chief Commercial Officer of LKQ Europe, where he was responsible for several key pan-European projects related to digital strategy, revenue optimization, and category and product management. From 2019 through 2023, Mr. Hamilton served as the Chief Executive Officer of LKQ Euro Car Parts. Prior to joining our Company, Mr. Hamilton held a variety of management roles for Halfords Group, the UK’s leading automotive and leisure retailer.

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

Justin L. Jude became Executive Vice President and Chief Operating Officer in January 2024. Prior to this role, Mr. Jude was our Senior Vice President of Operations – Wholesale Parts Division since July 2015. Mr. Jude has been with us since February 2004 in various roles, including from March 2008 to February 2011 as Vice President - Supply Chain, from February 2011 to May 2014 as Vice President – Information Systems (North America), and from June 2014 to July 2015 as President of Keystone Automotive Operations, Inc., our specialty automotive business. In November 2023, our Board approved a leadership succession plan pursuant to which Mr. Jude will be appointed President and Chief Executive Officer of the Company effective July 1, 2024. Mr. Jude is a member of the Board of Directors of MEKO AB, an automotive spare parts chain in the Nordic region, of which we own approximately 26.6%.

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

John R. Meyne became Senior Vice President of LKQ Corporation and President of Wholesale – North America in January 2024. Mr. Meyne has been an LKQ team member since 2009. During his tenure, he has held various operational leadership roles. In 1987, Mr. Meyne began his career in our industry with Keystone Automotive Industries. In 2006, he started his own aftermarket collision parts company, which was acquired by LKQ in 2009. From 2011 through 2021, he served as Regional Vice President for the Southeast Region of the Company’s Wholesale – North America segment. From 2022 through 2023, Mr. Meyne served as the East Division Vice President of Wholesale – North America.

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

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2023 (in millions):

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Restricted stock units	1.2	$—
Performance-based restricted stock units	0.4	$—
Total equity compensation plans approved by stockholders	1.6		7.5
Equity compensation plans not approved by stockholders	—	$—	—
Total	1.6		7.5

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

(a)(3) Exhibits

The exhibits to this Annual Report on Form 10-K are listed in Item 15(b) of this Annual Report on Form 10-K. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

Exhibit Number	Description
10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999.
10.2	Amendment to LKQ Corporation 401(k) Plus Plan.
10.3	Trust for LKQ Corporation 401(k) Plus Plan.
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019.
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended.
10.6	Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors.
10.7	Form of LKQ Corporation Deferred Restricted Stock Unit Agreement for Non-Employee Directors.
10.8	Form of LKQ Corporation Restricted Stock Unit Agreement for Employees.
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award).
10.10	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award).
10.11	LKQ Corporation Cash Incentive Plan.
10.12	Form of LKQ Corporation Annual Cash Bonus Award Memorandum.
10.13	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum.
10.14	Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation.
10.15	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014.
10.16	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014.
10.17	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015.
10.18	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015.
10.19	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016.
10.20	Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020.
10.21	Change of Control Agreement between LKQ Corporation and Genevieve L. Dombrowski dated as of March 22, 2021.
10.22	Change of Control Agreement between LKQ Corporation and Rick Galloway dated as of September 15, 2022.
10.23	Change of Control Agreement between LKQ Corporation and Andy Hamilton dated as of January 1, 2024.
10.24	Change of Control Agreement between LKQ Corporation and John R. Meyne dated as of January 1, 2024.
10.25	LKQ Severance Policy for Key Executives.
10.26	Offer Letter to Dominick P. Zarcone dated February 12, 2015.
10.27	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone.
10.28	Memorandum dated as of September 14, 2022 from Dominick Zarcone to Rick Galloway.
10.29	LKQ Corporation Nonqualified Deferred Compensation Plan for Non-Employee Directors.
97.1	LKQ Corporation Policy for Recoupment of Incentive Compensation.

(b) Exhibits

Exhibit Number	Description
2.1	Arrangement Agreement, dated as of February 26, 2023, by and among LKQ Corporation, Uni-Select Inc. and 9485-4692 Québec Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on February 28, 2023).
3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation, as amended as of November 6, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on November 9, 2023).
4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).
4.2	Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on January 6, 2023).
4.3	Indenture dated as of April 14, 2016 among LKQ Italia Bondco S.p.A., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the Trustee, and the Paying Agent, Transfer Agent and Registrar (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on April 18, 2016).
4.4	Supplemental Indenture dated as of June 13, 2016 among Auto Kelly a.s., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.5	Supplemental Indenture dated as of June 13, 2016 among ELIT CZ, spol. s r.o., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.6	Supplemental Indenture dated as of June 13, 2016 among Rhiag-Inter Auto Parts Italia S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.4 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.7	Supplemental Indenture dated as of June 13, 2016 among Bertolotti S.p.A., LKQ Corporation, LKQ Italia Bondco S.p.A. and the Trustee (incorporated herein by reference to Exhibit 4.5 to the Company’s report on Form 10-Q filed with the SEC on August 2, 2016).
4.8	Supplemental Indenture dated as of September 9, 2016 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
4.9	Supplemental Indenture dated as of July 24, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.16 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).
4.10	Supplemental Indenture dated as of November 29, 2017 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Company's report on Form 10-K filed with the SEC on February 28, 2018).
4.11	Supplemental Indenture dated as of April 27, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.12	Supplemental Indenture dated as of July 16, 2018 among LKQ Italia Bondco S.p.A., as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.5 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.13	Supplemental Indenture dated as of June 21, 2019 among LKQ Italia Bondco S.p.A, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.14	Indenture dated as of April 9, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registrar (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on April 12, 2018).
4.15	Supplemental Indenture dated as of July 16, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).

Exhibit Number	Description
4.16	Supplemental Indenture dated as of June 21, 2019 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.17	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.21 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
4.18	Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on January 6, 2023).
4.19	Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on March 28, 2023).
4.20	Indenture dated as of May 24, 2023 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on May 26, 2023).
4.21	Supplemental Indenture dated as of February 15, 2024 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee.
10.1	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.2	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.3	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.4	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
10.5	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
10.6
Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.6 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).

10.7	Form of LKQ Corporation Deferred Restricted Stock Unit Agreement for Non-Employee Directors.
10.8	Form of LKQ Corporation Restricted Stock Unit Agreement for Employees (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on February 25, 2022).
10.9	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award) (incorporated herein by reference to Exhibit 10.7 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.10	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award) (incorporated herein by reference to Exhibit 10.8 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.11	LKQ Corporation Cash Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-Q filed with the SEC on May 2, 2019).
10.12	Form of LKQ Corporation Annual Cash Bonus Award Memorandum (incorporated herein by reference to Exhibit 10.10 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.13	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum (incorporated herein by reference to Exhibit 10.11 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
10.14
Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.15	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

Exhibit Number	Description
10.16	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.17	Change of Control Agreement between LKQ Corporation and Dominick P. Zarcone dated as of March 30, 2015 (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-Q filed with the SEC on May 1, 2015).
10.18	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.32 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).
10.19	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016 (incorporated herein by reference to Exhibit 10.34 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).
10.20
Change of Control Agreement between LKQ Corporation and Michael T. Brooks dated as of January 31, 2020 (incorporated herein by reference to Exhibit 10.26 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).

10.21	Change of Control Agreement between LKQ Corporation and Genevieve L. Dombrowski dated as of March 22, 2021 (incorporated herein by reference to Exhibit 10.24 to the Company's report on Form 10-K filed with the SEC on February 25, 2022).
10.22	Change of Control Agreement between LKQ Corporation and Rick Galloway dated as of September 15, 2022. (incorporated herein by reference to exhibit 10.4 of the Company's report on Form 10-Q filed with the SEC on November 1, 2022)
10.23	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.24	Offer Letter to Dominick P. Zarcone dated February 12, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on March 3, 2015).
10.25	Memorandum dated as of May 25, 2017 from Joseph M. Holsten to Dominick P. Zarcone (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on June 5, 2017).
10.26	Memorandum dated as of September 14, 2022 from Dominick Zarcone to Rick Galloway (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on September 20, 2022).
10.27	LKQ Corporation Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.29 to the Company's report on Form 10-K filed with the SEC on February 23, 2023).
21.1	List of subsidiaries, jurisdictions and assumed names.
22.1	Subsidiary Guarantor of Guaranteed Securities (incorporated herein by reference to Exhibit 22.1 to the Company's report on Form S-4 filed with the SEC on September 1, 2023).
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	LKQ Corporation Policy for Recoupment of Incentive Compensation.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2024.

LKQ CORPORATION

By:	/s/ DOMINICK ZARCONE
Dominick Zarcone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

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