Form 10-Q
period 2024-03-31
LKQ CORP
filed 2024-04-23
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 001-42002
____________________________
LKQ CORPORATION
(Exact name of registrant as specified in its charter)
____________________________

Delaware	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Madison Street, Suite 2800
Chicago, Illinois	60661
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 621-1950
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	LKQ	The Nasdaq Global Select Market
4.125% Notes due 2031	LKQ31	The Nasdaq Global Select Market
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

At April 16, 2024, the registrant had outstanding an aggregate of 266,775,849 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$3,703	$3,349
Cost of goods sold	2,251	1,977
Gross margin	1,452	1,372
Selling, general and administrative expenses	1,044	931
Restructuring and transaction related expenses	30	18
Depreciation and amortization	89	58
Operating income	289	365
Other expense (income):
Interest expense	64	36
Gains on foreign exchange contracts - acquisition related (1)	—	(23)
Interest income and other income, net	(6)	(9)
Total other expense, net	58	4
Income before provision for income taxes	231	361
Provision for income taxes	71	94
Equity in (losses) earnings of unconsolidated subsidiaries	(2)	3
Net income	$158	$270
Earnings per share:
Basic	$0.59	$1.01
Diluted	$0.59	$1.01
(1)    Related to the Uni-Select Inc. ("Uni-Select") acquisition. Refer to Note 2, "Business Combinations" and Note 13, "Derivative Instruments and Hedging Activities" for further information.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income	$158	$270

Other comprehensive income (loss):
Foreign currency translation, net of tax	(57)	57
Net change in unrealized gains/losses on cash flow hedges, net of tax	4	(17)
Other comprehensive (loss) income from unconsolidated subsidiaries	(5)	3
Other comprehensive (loss) income	(58)	43

Comprehensive income	$100	$313

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$344	$299
Receivables, net of allowance for credit losses	1,392	1,165
Inventories	3,123	3,121
Prepaid expenses and other current assets	343	283
Total current assets	5,202	4,868
Property, plant and equipment, net	1,493	1,516
Operating lease assets, net	1,314	1,336
Goodwill	5,526	5,600
Other intangibles, net	1,271	1,313
Equity method investments	163	159
Other noncurrent assets	301	287
Total assets	$15,270	$15,079
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,840	$1,648
Accrued expenses:
Accrued payroll-related liabilities	242	260
Refund liability	137	132
Other accrued expenses	354	309
Current portion of operating lease liabilities	226	224
Current portion of long-term obligations	88	596
Other current liabilities	172	149
Total current liabilities	3,059	3,318
Long-term operating lease liabilities, excluding current portion	1,138	1,163
Long-term obligations, excluding current portion	4,161	3,655
Deferred income taxes	426	448
Other noncurrent liabilities	313	314
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 323.5 shares issued and 267.0 shares outstanding at March 31, 2024; 323.1 shares issued and 267.2 shares outstanding at December 31, 2023	3	3
Additional paid-in capital	1,541	1,538
Retained earnings	7,367	7,290
Accumulated other comprehensive loss	(298)	(240)
Treasury stock, at cost; 56.5 shares at March 31, 2024 and 55.9 shares at December 31, 2023	(2,454)	(2,424)
Total Company stockholders' equity	6,159	6,167
Noncontrolling interest	14	14
Total stockholders' equity	6,173	6,181
Total liabilities and stockholders' equity	$15,270	$15,079

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	65
Stock-based compensation expense	8	10
Gains on foreign exchange contracts - acquisition related	—	(23)
Other	33	11
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(249)	(236)
Inventories	(52)	57
Prepaid income taxes/income taxes payable	47	52
Accounts payable	220	22
Other operating assets and liabilities	(12)	(5)
Net cash provided by operating activities	253	223
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(66)	(70)
Acquisitions, net of cash acquired	(17)	(25)
Other investing activities, net	(5)	(2)
Net cash used in investing activities	(88)	(97)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(6)	(19)
Proceeds from issuance of Euro Notes (2031), net of unamortized bond discount	816	—
Repayment of Euro Notes (2024)	(547)	—
Borrowings under revolving credit facilities	392	1,543
Repayments under revolving credit facilities	(659)	(2,003)
Borrowings under term loans	—	500
Borrowings of other debt, net	33	1
Dividends paid to LKQ stockholders	(81)	(74)
Purchase of treasury stock	(30)	(8)
Other financing activities, net	(31)	(6)
Net cash used in financing activities	(113)	(66)
Effect of exchange rate changes on cash and cash equivalents	(7)	4
Net increase in cash and cash equivalents	45	64
Cash and cash equivalents, beginning of period	299	278
Cash and cash equivalents, end of period	$344	$342

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$27	$34
Interest	43	24

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	323.1	$3	(55.9)	$(2,424)	$1,538	$7,290	$(240)	$14	$6,181
Net income	—	—	—	—	—	158	—	—	158
Other comprehensive loss	—	—	—	—	—	—	(58)	—	(58)
Purchase of treasury stock	—	—	(0.6)	(30)	—	—	—	—	(30)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(5)	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(81)	—	—	(81)
Balance as of March 31, 2024	323.5	$3	(56.5)	$(2,454)	$1,541	$7,367	$(298)	$14	$6,173

	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467
Net income	—	—	—	—	—	270	—	—	270
Other comprehensive income	—	—	—	—	—	—	43	—	43
Purchase of treasury stock	—	—	(0.1)	(5)	—	—	—	—	(5)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared to LKQ stockholders ($0.275 per share)	—	—	—	—	—	(74)	—	—	(74)
Balance as of March 31, 2023	322.8	$3	(55.2)	$(2,394)	$1,510	$6,852	$(280)	$14	$5,705

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

We have reclassified certain prior period amounts to conform to the current period presentation.

Results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024 ("2023 Form 10-K").

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2023, we adopted Accounting Standards Update No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” ("ASU 2022-04"), which requires the buyer in a supplier finance program to disclose certain information about its program, including key terms, balance sheet presentation of amounts, outstanding amounts at the end of each period, and rollforwards of balances. We adopted the provisions of ASU 2022-04 on a retrospective basis (see Note 11, "Supply Chain Financing"), except for the disclosure of rollforward information, which will be adopted prospectively in our Annual Report on Form 10-K for the year ending December 31, 2024 as required. The adoption of ASU 2022-04 did not have a material impact on our unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

Note 2. Business Combinations

During the three months ended March 31, 2024, we completed acquisitions of one business within our Wholesale - North America segment and one business within our Europe segment. These acquisitions were not material to our financial position or results of operations as of and for the three months ended March 31, 2024. Additionally, in January 2024, we paid $23 million (€21 million) to a minority shareholder to settle a put option exercised on redeemable shares issued in conjunction with a previous acquisition. This payment was presented within Other financing activities, net in financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

On February 26, 2023, we entered into a plan of arrangement to acquire all of Uni-Select's issued and outstanding shares. On August 1, 2023, we completed the acquisition of Uni-Select for an aggregate consideration paid of approximately Canadian dollar (“CAD”) 2.8 billion ($2.1 billion). In order to reduce the risk related to changes in CAD foreign exchange rates for the CAD purchase price, we entered into foreign exchange contracts. These foreign exchange contracts did not qualify for hedge accounting, and therefore the changes in fair value were reported in Gains on foreign exchange contracts - acquisition related in the Unaudited Condensed Consolidated Statements of Income. We reported Gains on foreign exchange contracts - acquisition related of $23 million for the three months ended March 31, 2023. These foreign exchange contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition, resulting in total payments received of $49 million. See Note 13, "Derivative Instruments and Hedging Activities" for information related to these foreign exchange contracts.

In addition to our acquisition of Uni-Select, we completed acquisitions of three businesses within our Wholesale - North America segment, four businesses within our Europe segment and one business in our Specialty segment, during the year ended December 31, 2023.

The purchase price allocations for these acquisitions are preliminary and are subject to change during the measurement periods, which is not to exceed 12 months from the close of the acquisitions. During the three months ended March 31, 2024, there have been no significant adjustments to the preliminary purchase price allocations from those disclosed in our December 31, 2023 Consolidated Financial Statements. At this time, we are in the process of finalizing the purchase price allocations, which includes finalizing the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the effect of the businesses acquired during the three months ended March 31, 2024 as though the businesses had been acquired as of January 1, 2023, and the businesses acquired during the year ended December 31, 2023 as though they had been acquired as of January 1, 2022. The unaudited pro forma financial information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma financial information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results. The unaudited pro forma financial information is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue	$3,703	$3,759
Net income	158	235

The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses (net of tax) of $10 million and gains on foreign exchange contracts - acquisition related of $23 million for the three months ended March 31, 2023. Refer to Note 8, "Restructuring and Transaction Related Expenses" for further information regarding our acquisition related expenses.

Note 3. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

Inventories consist of the following (in millions):

	March 31, 2024	December 31, 2023
Aftermarket and refurbished products	$2,570	$2,556
Salvage and remanufactured products	499	510
Manufactured products	54	55
Total inventories	$3,123	$3,121

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of March 31, 2024, manufactured products inventory was composed of $24 million of raw materials, $7 million of work in process, and $23 million of finished goods. As of December 31, 2023, manufactured products inventory was composed of $26 million of raw materials, $7 million of work in process, and $22 million of finished goods.

Note 4. Allowance for Credit Losses

Our allowance for credit losses was $58 million and $61 million as of March 31, 2024 and December 31, 2023, respectively. The provision for credit losses was $3 million and $5 million for the three months ended March 31, 2024 and 2023, respectively.

Note 5. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2023, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 20%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first three months of 2024 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Note 6. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of March 31, 2024	March 31, 2024	December 31, 2023
MEKO AB (1)	Europe	26.6%	$152	$145
Other			11	14
Total			$163	$159
(1)    As of March 31, 2024, the Level 1 fair value of our investment in MEKO AB ("Mekonomen") was $178 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. Our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $10 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag.

Note 7. Revenue Recognition

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended March 31,
	2024	2023
Wholesale - North America	$1,422	$1,148
Europe	1,637	1,548
Specialty	422	396
Self Service	54	60
Parts and services	3,535	3,152
Wholesale - North America	78	81
Europe	7	7
Self Service	83	109
Other	168	197
Total revenue	$3,703	$3,349

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	March 31, 2024	December 31, 2023
Return asset	Prepaid expenses and other current assets	$72	$68
Refund liability	Refund liability	137	132
Variable consideration reserve	Receivables, net of allowance for credit losses	102	155

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue
United States	$1,795	$1,681
Germany	425	416
United Kingdom	445	415
Other countries	1,038	837
Total revenue	$3,703	$3,349

Note 8. Restructuring and Transaction Related Expenses

From time to time, we initiate restructuring plans to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. Below is a summary of our current restructuring plans:

2024 Global Restructuring Plan

In the first quarter of 2024, we began a global restructuring initiative focused on enhancing profitability. The largest portion of the activity will come from the Europe segment and will include exiting certain businesses or markets which do not align with our strategic objectives. Initially, this includes exiting markets located in Bosnia and Slovenia. In April 2024, we entered into agreements to divest our operations in Slovenia, which closed in April 2024, and Bosnia, which we expect to close in the third quarter of 2024 subject to regulatory approval. Our decision to exit these and other markets constituted a triggering event to evaluate certain long-lived assets for impairment, and as a result, we incurred and expect to incur impairment charges as we move forward with the plans to exit Bosnia, Slovenia and any other identified markets. In addition to these impairment charges, we will incur charges to write-down or dispose of long-lived assets, inventory and other assets; for employee severance; and to terminate leases. This plan is scheduled to be substantially complete by the end of 2025 with an estimated total incurred cost of between $55 million and $75 million. In the future, we may identify additional initiatives under the plan that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives.

2022 Global Restructuring Plan

In the fourth quarter of 2022, we began a restructuring initiative covering all of our reportable segments designed to reduce costs, streamline operations, consolidate facilities and implement other strategic changes to the overall organization. We have incurred and expect to incur costs primarily for employee severance, inventory or other asset write-downs, and exiting facilities. This plan is scheduled to be substantially complete by the end of 2024 with an estimated total incurred cost of between $28 million and $35 million.

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

Acquisition Integration Plans

As we complete the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. We expect to incur additional expenses of between $5 million and $15 million by the end of 2024 to substantially complete the integration plan related to the Uni-Select Acquisition in our Wholesale - North America segment.

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Three Months Ended March 31,
Plan	Expense Type	2024	2023
2024 Global Plan	Inventory related costs (1)	$8	$—
	Asset impairments (2)	17	—
	Other costs	2	—
	Total	$27	$—

2022 Global Plan	Employee related costs	$—	$2
	Facility exit costs	1	2
	Other costs	—	1
	Total	$1	$5

1 LKQ Europe Plan	Employee related costs	$1	$1
	Facility exit costs	1	—
	Total	$2	$1

Acquisition Integration Plans	Employee related costs	$1	$—
	Facility exit costs	4	2
	Other costs	1	—
	Total	$6	$2

Total restructuring expenses		$36	$8
(1)    Recorded to Cost of goods sold in the Unaudited Condensed Consolidated Statements of Income
(2)    Related to impairment of assets in Property, plant and equipment, net and Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2024 Global Plan	$—	$27	$—	$—	$27
2022 Global Plan	2	17	4	3	26
1 LKQ Europe Plan	—	12	—	—	12

Transaction Related Expenses

During the three months ended March 31, 2024 and 2023, we incurred expenses totaling $2 million and $10 million, respectively for legal, accounting and advisory services related to completed and potential transactions.

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$158	$270
Denominator for basic earnings per share—Weighted-average shares outstanding	267.1	267.4
Effect of dilutive securities:
Restricted stock units ("RSUs")	0.5	0.7
Performance-based RSUs ("PSUs")	0.1	0.2
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	267.7	268.3
Basic earnings per share	$0.59	$1.01
Diluted earnings per share (1)	$0.59	$1.01
(1)    Diluted earnings per share was computed using the treasury stock method for dilutive securities.

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended March 31, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(243)	$(11)	$6	$8	$(240)
Pretax (loss) income	(57)	6	—	—	(51)
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized gain	—	(1)	—	—	(1)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(5)	(5)
Balance as of March 31, 2024	$(300)	$(7)	$6	$3	$(298)

	Three Months Ended March 31, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(333)	$—	$11	$(1)	$(323)
Pretax income (loss)	57	(22)	—	—	35
Income tax effect	—	5	—	—	5
Other comprehensive income from unconsolidated subsidiaries	—	—	—	3	3
Balance as of March 31, 2023	$(276)	$(17)	$11	$2	$(280)

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 11. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our effort to improve our operating cash flows. These programs provide participating suppliers the opportunity to sell their LKQ receivables to financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreement between the suppliers and financial institutions. The financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. Our obligation to our suppliers, including amount due and payment date, are not impacted by the supplier’s decision to sell amounts under these agreements. Our payment terms to the financial institutions, including the timing and amount of payments, are unchanged from the original supplier invoice. All outstanding payments owed under the supply chain finance programs with the participating financial institutions are recorded within Accounts payable on our Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, we had $422 million and $411 million of Accounts payable outstanding under the arrangements, respectively.

Note 12. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		March 31, 2024			December 31, 2023
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	6.81%		$500	6.83%		$500
Revolving credit facilities	January 2028	6.58%	(1)	640	6.25%	(1)	914

Senior Unsecured Term Loan Agreement:
Term loan payable	July 2026	6.67%		517	6.82%		529

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2024)	April 2024	—%		—	3.88%		552
Euro Notes (2028)	April 2028	4.13%		270	4.13%		276
Euro Notes (2031)	March 2031	4.13%		809	—%		—

Notes payable	Various through October 2030	3.49%	(1)	18	3.85%	(1)	16
Finance lease obligations		4.95%	(1)	85	4.83%	(1)	83
Other debt		5.73%	(1)	48	2.16%	(1)	11
Total debt				4,287			4,281
Less: long-term debt issuance costs and unamortized bond discount				(38)			(30)
Total debt, net of debt issuance costs and unamortized bond discount				4,249			4,251
Less: current maturities, net of debt issuance costs				(88)			(596)
Long term debt, net of debt issuance costs and unamortized bond discount				$4,161			$3,655
(1) Interest rate derived via a weighted average

Senior Unsecured Credit Agreement

Our Senior Unsecured Credit Agreement consists of (i) an unsecured revolving credit facility of up to a U.S. Dollar equivalent of $2.0 billion, which includes a $150 million sublimit for the issuance of letters of credit and a $150 million sublimit for swing line loans and (ii) an unsecured term loan facility of up to $500 million. Borrowings under the agreement bear interest at the Secured Overnight Financing Rate (i.e. "SOFR") plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread based on the Company's debt rating and total leverage ratio.

Senior Unsecured Term Loan Credit Agreement

The Senior Unsecured Term Loan Credit Agreement ("CAD Note") established an unsecured term loan facility of up to CAD 700 million maturing in July 2026. The variable interest rate applicable to the CAD Note may be (i) a forward-looking term rate based on the Canadian Dollar Offer Rate for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread based on the Company’s debt rating and total leverage ratio.

Unsecured Senior Notes

On March 13, 2024, LKQ Corporation, together with its indirect, wholly-owned subsidiary, LKQ Dutch Bond B.V., a private company with limited liability, completed an offering and sale of €750 million aggregate principal amount of its 4.125% Notes due March 13, 2031 (“Euro Notes (2031)”).

The Euro Notes (2031) bear interest at a rate of 4.125% per year. Interest on the Euro Notes (2031) is payable annually on each March 13, commencing on March 13, 2025. The Euro Notes (2031) will be initially fully and unconditionally guaranteed on a senior unsecured basis (the “Guarantees”) by the Company and each of its wholly owned U.S. subsidiaries that are guarantors under our Senior Unsecured Credit Agreement and our CAD Note. The Euro Notes (2031) will also be guaranteed by each of the Company’s U.S. subsidiaries that in the future agrees to guarantee the Company’s obligations under the Senior Unsecured Credit Agreement, the CAD Note, any other Credit Facility Debt or any Capital Markets Debt (both as defined in the Company’s preliminary prospectus supplement filed with the SEC on February 28, 2024).

Prior to December 13, 2030 (the "Par Call Date"), the Euro Notes (2031) are redeemable, in whole or in part, at any time and from time to time, at a redemption price (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming that the Euro Notes (2031) matured on the Par Call Date) on an annual (ACTUAL/ACTUAL (ICMA)) basis at a rate equal to the Comparable Government Bond Rate (as defined in the Indenture, dated March 13, 2024 (the "Euro Notes (2031) Indenture")) plus 30 basis points, less (b) interest accrued to the date of redemption; and (2) 100% of the principal amount of the Euro Notes (2031) to be redeemed; plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. On or after the Par Call Date, we may redeem the Euro Notes (2031), in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the Euro Notes (2031) being redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date.

The Euro Notes (2031) and the Guarantees have been registered under the United States Securities Act of 1933 under the Registration Statement on Form S-3 (File No. 333-277267) filed by the Company with the SEC on February 22, 2024, as supplemented by the prospectus supplement filed by the Company with the SEC on March 1, 2024. Subsequently, the Euro Notes (2031) were approved for listing and registration on the Nasdaq.

Related to the offering and sale of the Euro Notes (2031) in March 2024, we incurred $7 million of fees, which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the Euro Notes (2031).

We used the net proceeds from this offering to (i) pay outstanding indebtedness, including all of the outstanding €500 million aggregate principal amount of the 3.875% senior notes due 2024 (the “Euro Notes (2024)”) issued by the Company’s indirect wholly-owned subsidiary, LKQ Italia Bondco di LKQ Italia Bondco GP S.r.l e C.S.A.P.A. (f/k/a LKQ Italia Bondco S.p.A.) (the “Redemption”), and (ii) pay accrued interest and related fees, premiums and expenses. The Euro Notes (2031) are governed by the Euro Notes (2031) Indenture, dated as of March 13, 2024.

Interest on the U.S. Notes (2028/33) is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023. Interest on our 4.13% senior notes due April 2028 (the "Euro Notes (2028)") is payable in arrears on April 1 and October 1 of each year.

Note 13. Derivative Instruments and Hedging Activities

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

In March 2023, we entered into forward starting interest rate swaps to hedge the risk of changes in interest rates related to forecasted debt issuance to finance a portion of the Uni-Select Acquisition. These swaps were settled in May 2023 upon issuance of the U.S. Notes (2028/33), resulting in total payments of $13 million. Changes in the fair value of the interest rate swaps were recorded in Accumulated other comprehensive loss and the fair value at the termination date is being reclassified to Interest expense over the term of the debt.

All of our interest rate swap contracts have been executed with counterparties that we believe are creditworthy, and we closely monitor the credit ratings of these counterparties.

As of March 31, 2024 and December 31, 2023, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions):

	March 31, 2024
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$400	Prepaid expenses and other current assets	$1
Interest rate swap agreements	300	Other noncurrent assets	2

	December 31, 2023
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$700	Other noncurrent liabilities	$(2)

The activity related to our cash flow hedges is included in Note 10, "Accumulated Other Comprehensive Income (Loss)." As of March 31, 2024, we estimate that $1 million of derivative gains (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Derivative Instruments Not Designated as Hedges

To manage the foreign currency exposure related to the Uni-Select Acquisition purchase price (denominated in CAD), we entered into foreign exchange contracts in March 2023 to purchase CAD 1.6 billion for approximately $1.2 billion. These contracts did not qualify for hedge accounting, and therefore, the contracts were adjusted to fair value through the results of operations as of each balance sheet date. We reported Gains on foreign exchange contracts - acquisition related of $23 million for the three months ended March 31, 2023. These contracts were settled in July 2023 resulting in total payments received of $49 million.

To manage our foreign currency exposure on other non-functional currency denominated intercompany loans, we entered into short-term foreign currency forward contracts in 2023. We have not elected to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date. The fair values of these short-term derivative instruments that remained outstanding as of March 31, 2024 were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets and were not material at March 31, 2024 and December 31, 2023.

Additionally, we hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have not elected to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at March 31, 2024 and December 31, 2023, along with the effect on our results of operations during the three months ended March 31, 2024 and 2023, were not material. The fair values of these contracts were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets.

Gross vs. Net Presentation for Derivative Instruments

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge and other derivative instruments on a gross basis on our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in an immaterial decrease to Prepaid expenses and other current assets and Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.

Note 14. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three months ended March 31, 2024, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3	$—	$3	$—	$—	$—	$—
Investments - debt securities	21	—	—	21	22	—	—	22
Investments - equity securities	5	—	—	5	3	—	—	3
Total Assets	$26	$3	$—	$29	$25	$—	$—	$25
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$2	$—	$2
Contingent consideration liabilities	—	—	4	4	—	—	2	2
Total Liabilities	$—	$—	$4	$4	$—	$2	$2	$4

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. The balance sheet classification of the interest rate swap agreements is presented in Note 13, "Derivative Instruments and Hedging Activities." For contingent consideration liabilities, the current portion is included in Other current liabilities and the noncurrent portion is included in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2024 and December 31, 2023 to assume these obligations. The fair values of the U.S. Notes (2028), U.S. Notes (2033), Euro Notes (2024), Euro Notes (2028) and Euro Notes (2031) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of March 31, 2024 and December 31, 2023, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $1,140 million and $1,414 million, respectively. As of March 31, 2024 and December 31, 2023, the fair value of the borrowings under the CAD Note reasonably approximated the carrying values of $517 million and $529 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of March 31, 2024 and December 31, 2023 (in millions):

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$815	$800	$820
U.S. Notes (2033)	600	624	600	628
Euro Notes (2024)	—	—	552	552
Euro Notes (2028)	270	271	276	276
Euro Notes (2031)	809	820	—	—

Note 15. Employee Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in various European countries and Canada. Local statutory requirements govern many of our European and Canadian plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

As of March 31, 2024 and December 31, 2023, the aggregate funded status of the defined benefit plans was a net liability of $80 million and $83 million, respectively, and is reported in Other noncurrent assets, Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

Net periodic benefit cost for our defined benefit plans were insignificant for each of the three-month periods ended March 31, 2024 and 2023. The service cost component is recorded in Selling, general and administrative ("SG&A") expenses, while the other components are recorded to Interest income and other income, net on the Unaudited Condensed Consolidated Statements of Income.

Note 16. Income Taxes

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

Our effective income tax rate for the three months ended March 31, 2024 was 30.7%, compared to 26.1% for the three months ended March 31, 2023. The increase in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to the 4.4% unfavorable impact of discrete items, mostly related to the 2024 Global Restructuring Plan impairments. Refer to Note 8, "Restructuring and Transaction Related Expenses" for further information on the impairments.

The OECD released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. While we do not currently estimate Pillar Two to have a material impact on our effective tax rate, our analysis will continue as the OECD continues to release additional guidance and countries implement legislation.

Note 17. Segment and Geographic Information

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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended March 31, 2024
Revenue:
Third Party	$1,500	$1,644	$422	$137	$—	$3,703
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,500	$1,644	$423	$137	$(1)	$3,703
Segment EBITDA	$244	$143	$27	$16	$—	$430
Total depreciation and amortization (1)	49	39	8	4	—	100
Three Months Ended March 31, 2023
Revenue:
Third Party	$1,229	$1,555	$396	$169	$—	$3,349
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,229	$1,555	$397	$169	$(1)	$3,349
Segment EBITDA	$252	$151	$31	$22	$—	$456
Total depreciation and amortization (1)	19	34	8	4	—	65
(1)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold, SG&A expenses and Restructuring and transaction related expenses.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions.

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended March 31,
	2024	2023
Net income	$158	$270
Adjustments:
Depreciation and amortization	100	65
Interest expense, net of interest income	61	33
Loss on debt extinguishment	—	1
Provision for income taxes	71	94
Equity in losses (earnings) of unconsolidated subsidiaries (1)	2	(3)
Gains on foreign exchange contracts - acquisition related (2)	—	(23)
Equity investment fair value adjustments	—	1
Restructuring and transaction related expenses (3)	30	18
Restructuring expenses - cost of goods sold (3)	8	—
Segment EBITDA	$430	$456
(1)    Refer to Note 6, "Equity Method Investments" for further information.
(2)    Refer to Note 2, "Business Combinations" and Note 13, "Derivative Instruments and Hedging Activities" for further information.
(3)    Refer to Note 8, "Restructuring and Transaction Related Expenses" for further information.

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended March 31,
	2024	2023
Capital Expenditures
Wholesale - North America	$21	$20
Europe	38	33
Specialty	4	13
Self Service	3	4
Total capital expenditures	$66	$70

The following table presents assets by reportable segment (in millions):

	March 31, 2024	December 31, 2023
Receivables, net of allowance for credit losses
Wholesale - North America	$497	$470
Europe	733	580
Specialty	153	107
Self Service	9	8
Total receivables, net of allowance for credit losses	1,392	1,165
Inventories
Wholesale - North America	1,234	1,217
Europe	1,372	1,390
Specialty	477	475
Self Service	40	39
Total inventories	3,123	3,121
Property, plant and equipment, net
Wholesale - North America	641	644
Europe	626	642
Specialty	116	118
Self Service	110	112
Total property, plant and equipment, net	1,493	1,516
Operating lease assets, net
Wholesale - North America	617	615
Europe	481	494
Specialty	81	84
Self Service	135	143
Total operating lease assets, net	1,314	1,336
Other unallocated assets	7,948	7,941
Total assets	$15,270	$15,079

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

Our largest countries of operation are the U.S., followed by Germany and the United Kingdom ("U.K."). Additional European operations are located in the Netherlands, Italy, Czech Republic, Belgium, Austria, Slovakia, Poland, and other European countries. As a result of the Uni-Select Acquisition, we further expanded our wholesale operations in Canada. Our operations in other countries include remanufacturing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India.

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	March 31, 2024	December 31, 2023
Long-lived assets
United States	$1,488	$1,496
Germany	324	324
United Kingdom	299	295
Other countries	696	737
Total long-lived assets	$2,807	$2,852

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

Overview

LKQ, a member of the Standard & Poor's 500 Stock Index, is a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty aftermarket products and accessories to improve the performance, functionality and appearance of vehicles.

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

Acquisitions and Investments

Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Through 2018, our acquisition strategy was focused on consolidation to build scale in fragmented markets across North America and Europe. We targeted companies that were market leaders, expanded our geographic presence and enhanced our ability to provide a wide array of vehicle products through our distribution network. In the last few years, we have shifted our focus to acquisitions that target high synergies and/or add critical capabilities, including the Uni-Select Acquisition completed in August 2023 that complements our existing North American paint distribution operations and provides a scaled position in the Canadian mechanical parts space, with opportunity for future consolidation and growth. Additionally, we have made investments in various businesses to advance our strategic objectives. See Note 2, "Business Combinations," and Note 6, "Equity Method Investments," to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions and investments.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories used to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. Revenue from other sources includes scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters) sales, bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 7, "Revenue Recognition" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2023 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 1, "Interim Financial Statements" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

Financial Information by Geographic Area

See Note 7, "Revenue Recognition" and Note 17, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

1 LKQ Europe Plan

We have undertaken the 1 LKQ Europe plan to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year plan, we expect to recognize the following:

•Restructuring expenses — Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe plan from which the business will derive no ongoing benefit. See Note 8, "Restructuring and Transaction Related Expenses” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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

We are executing on the various projects associated with the 1 LKQ Europe plan and expect to be completed by the end of 2027. During the three months ended March 31, 2024, we incurred $8 million in costs across all three categories noted above. We expect that costs of the plan, reflecting all three categories noted above, will range between $125 million to $155 million for 2024 through the projected plan completion date in 2027. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe plan that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the plan to continue to enable trade working capital and productivity initiatives that will help fund the plan cost.

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

•Segment EBITDA - See Note 17, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Revenue	100.0%	100.0%
Cost of goods sold	60.8%	59.0%
Gross margin	39.2%	41.0%
Selling, general and administrative expenses	28.2%	27.8%
Restructuring and transaction related expenses	0.8%	0.5%
Depreciation and amortization	2.4%	1.7%
Operating income	7.8%	10.9%
Total other expense, net	1.6%	0.1%
Income before provision for income taxes	6.3%	10.8%
Provision for income taxes	1.9%	2.8%
Equity in (losses) earnings of unconsolidated subsidiaries	(0.1)%	0.1%
Net income	4.3%	8.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
	2024	2023	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,535	$3,152	(0.3)%	11.6%	0.8%	12.1%
Other revenue	168	197	(15.1)%	0.5%	—%	(14.6)%
Total revenue	$3,703	$3,349	(1.1)%	10.9%	0.8%	10.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 12.1% represented increases in segment revenue of 23.8% in Wholesale - North America, 5.7% in Europe, and 6.7% in Specialty, partially offset by a decrease of 10.5% in Self Service. This overall increase was driven by an 11.6% increase due to the net impact of acquisitions and divestitures and a 0.8% increase due to fluctuations in foreign exchange rates, partially offset by an organic parts and services revenue decrease of 0.3% (0.5% increase on a per day basis). The decrease in other revenue of 14.6% was primarily driven by a decrease in organic revenue of $30 million due to unfavorable movements in precious metals compared to the prior year period, which resulted in a $26 million decrease in Self Service and a $4 million decrease in Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased to 60.8% of revenue for the three months ended March 31, 2024 from 59.0% of revenue for the three months ended March 31, 2023. Cost of goods sold reflects increases of 1.4% from Wholesale - North America, 0.3% attributable to mix shift towards our lower margin segments and 0.2% from Specialty, partially offset by a decrease of 0.3% from Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenue increased to 28.2% for the three months ended March 31, 2024 from 27.8% for the three months ended March 31, 2023. The year over year increase in SG&A expense primarily reflects impacts of 0.8% in Europe and 0.2% from Self Service, partially offset by a decrease of 0.6% related to Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Three Months Ended March 31,
	2024		2023		Change
Restructuring expenses	$28	(1)	$8	(2)	$20
Transaction related expenses	2	(3)	10	(3)	(8)
Restructuring and transaction related expenses	$30		$18		$12
(1)Restructuring expenses for the three months ended March 31, 2024 primarily consisted of (i) $19 million related to our 2024 Global Restructuring plan, (ii) $6 million related to our acquisition integration plans, (iii) $2 million related to our 1 LKQ Europe plan, and (iv) $1 million related to our 2022 Global Restructuring plan.
(2)Restructuring expenses for the three months ended March 31, 2023 primarily consisted of (i) $5 million related to our 2022 Global Restructuring plan, (ii) $2 million related to our acquisition integration plans, and (iii) $1 million related to our 1 LKQ Europe plan.
(3)Transaction related expenses for the three months ended March 31, 2024 and 2023 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select transaction costs in 2023).

See Note 8, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Depreciation	$44	$36	$8	(1)
Amortization	45	22	23	(2)
Depreciation and amortization	$89	$58	$31
(1)Depreciation expense increased primarily related to an increase in capital expenditures in the last nine months of 2023, which is impacting depreciation expense in 2024.
(2)Amortization expense increased primarily due to an increase in Wholesale - North America due to our acquisition of Uni-Select in August 2023.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Interest expense	$64	$36	$28	(1)
Gains on foreign exchange contracts - acquisition related	—	(23)	23	(2)
Interest income and other income, net	(6)	(9)	3	(3)
Total other expense, net	$58	$4	$54
(1)Interest expense increased primarily due to (i) a $27 million increase from higher outstanding debt primarily related to the permanent financing for the Uni-Select Acquisition and (ii) a $4 million increase from higher interest rates in the first quarter of 2024, partially offset by (iii) a $3 million decrease related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition in the first quarter of 2023.
(2)Related to the Uni-Select Acquisition. See Note 2, "Business Combinations" and Note 13, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The decrease in Interest income and other income, net is primarily comprised of (i) a $5 million decrease from funds received to settle an eminent domain matter in 2023, partially offset by (ii) individually insignificant increases which in the aggregate had a $2 million impact.

Provision for Income Taxes

Our effective income tax rate for the three months ended March 31, 2024 was 30.7%, compared to 26.1% for the three months ended March 31, 2023. The increase in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily attributable to the 4.4% unfavorable impact of discrete items, mostly related to the 2024 Global Restructuring Plan impairments. Refer to Note 8, "Restructuring and Transaction Related Expenses" for further information on the impairments.

See Note 16, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in (Losses) Earnings of Unconsolidated Subsidiaries

Equity in (losses) earnings of unconsolidated subsidiaries for the three months ended March 31, 2024 decreased by $5 million primarily related to a decrease in year over year results reported by Mekonomen, which is our largest equity method investment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended March 31, 2023, the pound sterling, euro and Canadian dollar rates used to translate the 2024 statements of income increased by 4.3%, 1.2% and 0.3%, respectively, while the Czech koruna rate decreased by 4.0%. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net negative effect of $0.06 on diluted earnings per share relative to the prior year period primarily related to the $23 million pretax gain on foreign exchange contract in the first quarter of 2023 related to the Uni-Select acquisition.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,500		$1,229
Europe	1,644		1,555
Specialty	422		396
Self Service	137		169
Total third party revenue	$3,703		$3,349
Total Revenue
Wholesale - North America	$1,500		$1,229
Europe	1,644		1,555
Specialty	423		397
Self Service	137		169
Eliminations	(1)		(1)
Total revenue	$3,703		$3,349
Segment EBITDA
Wholesale - North America	$244	16.3%	$252	20.5%
Europe	143	8.7%	151	9.7%
Specialty	27	6.4%	31	7.9%
Self Service	16	11.7%	22	13.2%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our chief operating decision maker, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net income excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses (which includes restructuring expenses recorded in Cost of goods sold); change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict and related sanctions. See Note 17, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Wholesale - North America	2024	2023	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$1,422	$1,148	(3.3)%	(1)	27.1%	(3)	—%	23.8%
Other revenue	78	81	(4.9)%	(2)	1.1%		—%	(3.8)%
Total third party revenue	$1,500	$1,229	(3.4)%		25.4%		—%	22.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue decreased 3.3% for the three months ended March 31, 2024 compared to the prior year period, primarily driven by decreased aftermarket collision volumes which were negatively impacted by lower repairable claims, which we believe is primarily attributable to comparatively warmer weather.
(2)Other organic revenue decreased 4.9%, or $4 million, year over year primarily related to (i) a $10 million decrease in revenue from precious metals due to lower prices, partially offset by (ii) a $5 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices and volumes and (iii) a $1 million increase in revenue from scrap steel due to higher volumes.
(3)Acquisition and divestiture parts and services revenue was an increase of $312 million, or 27.1%, primarily due to the acquisition of Uni-Select in the third quarter of 2023. See Note 2, "Business Combinations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the acquisition of Uni-Select.

Segment EBITDA

Segment EBITDA decreased $8 million, or 3.1%, for the three months ended March 31, 2024 compared to the prior year period, which includes a positive impact related to the acquisition of Uni-Select in the third quarter of 2023 (Uni-Select increases Segment EBITDA dollars but dilutes the Segment EBITDA percentage). The decrease is primarily attributable to lower aftermarket volumes, a decrease in salvage margins and continued inflationary pressures. We estimate that precious metals and scrap steel prices had a net unfavorable effect of $7 million, or 0.4%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2023	20.5%
Increase (decrease) due to:
Change in gross margin	(5.3)%	(1)
Change in segment operating expenses	1.5%	(2)
Change in other income and expenses, net	(0.4)%	(3)
Segment EBITDA for the three months ended March 31, 2024	16.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin of 5.3% was driven by the dilutive nature of the acquisition of Uni-Select, which changed the segment's product mix to reflect a greater percentage of paint, body and equipment and maintenance product lines. These product lines have a lower gross margin structure than our other wholesale product lines. The year over year effect will be noted through the third quarter, after which the impact will be annualized. Additionally, gross margin was negatively affected by decreases in salvage margins tied to softening salvage revenue and the effects of higher car costs.
(2)    The decrease in segment operating expenses as a percentage of revenue primarily reflects favorable impacts of (i) 0.6% from higher charitable contributions in the prior year period, (ii) 0.5% from decreased freight, vehicle, and fuel costs and (iii) 0.4% from lower incentive compensation.

(3)    The unfavorable impact in other income and expenses, net was primarily related to funds received to settle an eminent domain matter in 2023.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Europe	2024	2023	Organic		Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,637	$1,548	2.7%	(1)	1.4%	1.7%	5.7%
Other revenue	7	7	8.9%		—%	1.3%	10.3%
Total third party revenue	$1,644	$1,555	2.7%		1.4%	1.7%	5.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended March 31, 2024 increased by 2.7% (4.4% on a per day basis), primarily driven by increased volumes and, to a lesser extent, pricing initiatives to offset increased costs resulting from inflationary pressures.
(2)Acquisition and divestiture revenue was an increase of $21 million, or 1.4%, related to our acquisition of five wholesale businesses from the beginning of 2023 through the one-year anniversary of the acquisition dates.
(3)Exchange rates increased our revenue growth by $26 million, or 1.7%, primarily due to the weaker U.S. dollar against the euro and pound sterling, partially offset by the Czech koruna for the three months ended March 31, 2024 relative to the prior year period.

Segment EBITDA

Segment EBITDA decreased $8 million, or 5.3%, for the three months ended March 31, 2024 compared to the prior year period. On a constant currency basis (i.e., excluding translation impact), Segment EBITDA decreased by $11 million, or 7.2%, compared to the prior year period. The decrease in dollar terms is mainly attributable to the negative impact of higher operating expenses primarily related to increased personnel costs that more than offset the effects of organic revenue growth of $42 million. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended March 31, 2024.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2023	9.7%
Increase (decrease) due to:
Change in gross margin	0.1%	(1)
Segment EBITDA adjustment: restructuring expense - cost of goods sold	0.5%	(1)
Change in segment operating expenses	(1.6)%	(2)
Segment EBITDA for the three months ended March 31, 2024	8.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin was primarily attributable to favorable pricing, procurement, and productivity initiatives to offset difficult macro-economic conditions arising from inflationary pressures. Additionally, reported gross margin includes a 0.5% reduction related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan. These costs are excluded from the calculation of Segment EBITDA. See Note 8, "Restructuring and Transaction Related Expenses" and Note 17, "Segment and Geographic Information" for further information.

(2)    The increase in segment operating expenses as a percentage of revenue reflects unfavorable impacts of (i) 1.2% from increased personnel costs mainly due to wage inflation in Germany and Benelux, (ii) 0.3% from professional fees related to several strategic central and regional information technology initiatives, (iii) 0.2% from increased outbound freight and logistics costs, and (iv) other individually immaterial factors representing a 0.4% unfavorable impact in the aggregate, partially offset by (v) a favorable impact of 0.5% due to lower energy and utilities costs compared to the prior year period across all geographies.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Specialty	2024	2023	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$422	$396	(1.4)%	8.1%	—%	6.7%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$422	$396	(1.4)%	8.1%	—%	6.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended March 31, 2024 decreased by 1.4% primarily due to demand softness in the recreational vehicle ("RV") product line, as RV unit retail sales have declined year over year.
(2)Acquisition and divestiture revenue was a net increase of $32 million, or 8.1%, primarily related to our acquisition of one Specialty business in 2023.

Segment EBITDA

Segment EBITDA decreased $4 million, or 13.2%, for the three months ended March 31, 2024 compared to the prior year period primarily due to the organic revenue decline and the decline in gross margin as explained below.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2023	7.9%
Increase (decrease) due to:
Change in gross margin	(1.7)%	(1)
Change in segment operating expenses	0.1%	(2)
Change in other income and expenses, net	0.1%
Segment EBITDA for the three months ended March 31, 2024	6.4%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin primarily was driven by higher discounts to help maintain sales volume.
(2)    The decrease in segment operating expenses as a percentage of revenue was due to individually immaterial factors representing a 0.1% favorable impact in the aggregate.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Three Months Ended March 31,		Percentage Change in Revenue
Self Service	2024	2023	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$54	$60	(10.5)%	(1)	—%	—%	(10.5)%
Other revenue	83	109	(24.2)%	(2)	—%	—%	(24.1)%
Total third party revenue	$137	$169	(19.3)%		—%	—%	(19.3)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue decreased 10.5% for the three months ended March 31, 2024 compared to the prior year period, primarily driven by lower retail volumes from reduced admissions, which were impacted by adverse weather conditions (primarily in California).
(2)Other organic revenue decreased 24.2%, or $26 million, year over year primarily due to (i) a $17 million decrease in revenue from precious metals due to lower prices and lower volumes and (ii) a $9 million decrease in revenue from scrap steel primarily related to lower volumes and slightly lower prices.

Segment EBITDA

Segment EBITDA decreased $6 million for the three months ended March 31, 2024 compared to the prior year period. The decrease is driven by the decline in revenue due to unfavorable movements in commodity prices and lower volumes compared to the prior year period, partially offset by improved vehicle procurement costs and improvements in operational productivity. Decreases in precious metals prices contributed an estimated $8 million decline in Segment EBITDA relative to the three months ended March 31, 2023. Net sequential changes in scrap steel prices had a negative year over year effect as the favorability in the current year was lower than in the prior year. During the three months ended March 31, 2024, scrap steel prices had a $4 million favorable impact on Segment EBITDA, compared to an $11 million favorable impact during the three months ended March 31, 2023. The favorable impacts for the three months ended March 31, 2024 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended March 31, 2023	13.2%
Increase (decrease) due to:
Change in gross margin	2.6%	(1)
Change in segment operating expenses	(4.1)%	(2)
Change in other income and expenses, net	0.1%
Segment EBITDA for the three months ended March 31, 2024	11.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin is attributable to improvements in vehicle procurement costs, which more than offset the negative effects from lower commodities prices.
(2)    The increase in segment operating expenses as a percentage of revenue reflects (i) a negative leverage effect of 5.2% from decreases in metals revenue, partially offset by (ii) other individually immaterial factors representing a 1.1% favorable impact in the aggregate.

Liquidity and Capital Resources

We assess our liquidity and capital resources in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our revolving credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards funding acquisitions, paying down outstanding debt, paying dividends or repurchasing our common stock. As we have pursued acquisitions as part of our historical growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities, term loans, and senior notes. We currently believe we have sufficient access to capital markets to support our future growth objectives.

The following table summarizes liquidity data as of the dates indicated (in millions):

	March 31, 2024	December 31, 2023
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	640	914
Less: Letters of credit	114	110
Availability under credit revolving facilities	1,246	976
Add: Cash and cash equivalents	344	299
Total liquidity	$1,590	$1,275

We had $1,246 million available under our revolving credit facilities in place as of March 31, 2024. Combined with $344 million of cash and cash equivalents at March 31, 2024, we had $1,590 million in available liquidity, an increase of $315 million from our available liquidity as of December 31, 2023, primarily as a result of reducing our revolving credit facilities borrowings by $274 million with proceeds from the senior notes offering in March 2024.

As of March 31, 2024 we had $4,287 million total debt outstanding and $88 million current debt, including the following senior debt (in millions):

		March 31, 2024
	Maturity Date	Interest Rate		Amount Outstanding
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	6.81%		$500
Revolving credit facilities	January 2028	6.58%	(1)	640

Senior Unsecured Term Loan Agreement:
Term loan payable (CAD 700 million)	July 2026	6.67%		517

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600
Euro Notes (2028) (€250 million)	April 2028	4.13%		270
Euro Notes (2031) (€750 million)	March 2031	4.13%		809
(1)    Interest rate derived via a weighted average

In March 2024, we completed an offering of €750 million aggregate principal amount of the 4.125% Euro Notes (2031). We used the net proceeds from the offering and cash on hand to pay outstanding indebtedness, including all of the outstanding €500 million aggregate principal amount of the 3.875% Euro Notes (2024) as well as Euro revolver borrowings, and pay accrued interest and related fees, premiums and expenses.

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

A summary of the dividend activity for our common stock for the three months ended March 31, 2024 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 20, 2024	March 14, 2024	March 28, 2024

On April 22, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on May 30, 2024, to stockholders of record at the close of business on May 16, 2024.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,590 million of total liquidity as of March 31, 2024 and $88 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of March 31, 2024. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of March 31, 2024:

	Covenant Level	Ratio Achieved as of March 31, 2024
Maximum total leverage ratio	4.00 : 1.00	2.3
Minimum interest coverage ratio	3.00 : 1.00	7.4

The spread applied to the interest rate on our credit facility borrowings increased in the third quarter of 2023 and remained the same through the first quarter of 2024 as a result of the total leverage ratio rising above 2.0.

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

As part of our effort to improve our operating cash flows, we may negotiate payment term extensions with suppliers. These efforts are supported by our supply chain finance programs. See Note 11, "Supply Chain Financing" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our supply chain financing arrangements.

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts outstanding, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 6.1% at March 31, 2024. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.6% at March 31, 2024. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at Secured Overnight Financing Rate (i.e. "SOFR") plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Dollar Offer Rate for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 12, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest. The interest rate swaps are described in Note 13, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,657 million and $1,943 million at March 31, 2024 and December 31, 2023, respectively. Of these amounts, there were no current maturities at March 31, 2024 or December 31, 2023.

The scheduled maturities of long-term obligations outstanding at March 31, 2024 are as follows (in millions):

Amount
Nine months ending December 31, 2024 (1)	$81
Years ending December 31:
2025	26
2026	1,031
2027	12
2028	1,718
Thereafter	1,419
Total debt (2)	$4,287
(1)Long-term obligations maturing by December 31, 2024 include $55 million of short-term debt that may be extended beyond the current year ending December 31, 2024.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discount of $38 million as of March 31, 2024).

As of March 31, 2024, the Company had cash and cash equivalents of $344 million, of which $243 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Wholesale - North America	$522	$273	$249	(1)
Europe	957	920	37	(2)
Specialty	336	251	85	(3)
Total	$1,815	$1,444	$371
(1)Inventory purchases across the Wholesale - North America segment increased in the three months ended March 31, 2024 compared to the prior year period primarily due to the acquisition of Uni-Select.
(2)The increase in inventory purchases in our Europe segment included an increase of $18 million attributable to the increase in the value of the pound sterling and euro in the three months ended March 31, 2024 compared to the prior year period.
(3)The increase in inventory purchases in the Specialty segment compared to the prior year period was primarily due to decreased inventory purchases in the prior year period to align inventory levels with demand.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Wholesale - North America salvage vehicles	61	64	(4.7)%
Europe wholesale salvage vehicles	9	8	12.5%
Self Service salvage vehicles	111	137	(19.0)%

Wholesale - North America salvage purchases in 2024 decreased relative to the prior year period due to working down the backlog caused by ramped up purchasing in the fourth quarter of 2023. Self Service salvage purchases in 2024 decreased relative to the prior year period due to a focus on reducing car cost.

The following table summarizes the components of the year over year changes in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the three months ended March 31, 2023	$223
Increase (decrease) due to:
Working capital accounts: (1)
Receivables	(13)
Inventories	(109)
Accounts payable	198
Other operating activities	(46)	(2)
Net cash provided by operating activities for the three months ended March 31, 2024	$253
(1)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Inventories represented $109 million in incremental cash outflows in the first three months of 2024 compared to the same period of 2023, including $53 million in our Specialty segment due to the benefit in the prior year period of decreasing inventory purchasing levels to align with softening demand, $44 million in our Europe segment, and $21 million in our Wholesale - North America segment, partially offset by our Self Service segment which contributed a $9 million lower cash outflow.
•Accounts payable produced $198 million in incremental cash inflows in the first three months of 2024 compared to the same period of 2023 on a consolidated basis. This was primarily attributable to higher cash inflows in our Europe segment of $129 million and $68 million in our Wholesale - North America segment both of which are primarily due to timing of payments.
(2)    Primarily reflects the aggregate effect of lower cash earnings and higher interest payments (primarily due to higher interest rates and additional borrowings for the Uni-Select Acquisition), partially offset by lower cash paid for taxes during the three months ended March 31, 2024 compared to the same period of 2023.

Net cash used in investing activities totaled $88 million and $97 million during the three months ended March 31, 2024 and 2023, respectively. We invested $17 million and $25 million of cash in business acquisitions during the three months ended March 31, 2024 and 2023, respectively. Property, plant and equipment purchases were $66 million in the three months ended March 31, 2024 compared to $70 million in the prior year period.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$253	$223
Less: purchases of property, plant and equipment	66	70
Free cash flow	$187	$153

For the three months ended March 31, 2024, net cash used in financing activities totaled $113 million compared to $66 million for the same period in 2023. Cash outflows for share repurchases were $30 million and dividends paid were $81 million for the three months ended March 31, 2024 compared to $8 million for share repurchases and $74 million for dividends paid for the same period of 2023. Net debt borrowings (net of unamortized bond discount) were $35 million for the three months ended March 31, 2024 compared to $41 million for the same period of 2023.

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

Summarized Guarantor Financial Information

Our U.S. Notes (2028/2033) and Euro Notes (2031) currently are guaranteed on a senior, unsecured basis by certain of our subsidiaries (each, a “subsidiary guarantor” and, together with LKQ, the “Obligor Group”), which are listed on the Company's Registration Statement on Form S-3 (File No. 333-277267) filed with the SEC on February 22, 2024. The guarantees are full and unconditional, joint and several, and subject to certain conditions for release. See Note 12, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the Euro Notes (2031) and Note 19, "Long-Term Obligations" in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 for information related to the U.S. Notes (2028/2033).

Holders of the notes have a direct claim only against the Obligor Group. The following summarized financial information is presented for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary.

Summarized Statements of Income (in millions)

	Three Months Ended March 31, 2024	Fiscal Year Ended December 31, 2023 (2)
Revenue	$1,826	$6,954
Cost of goods sold	1,086	4,079
Gross margin (1)	740	2,875
Income from continuing operations	111	602
Net income	$111	$589
(1)Guarantor subsidiaries recorded $14 million and $53 million of net sales to and $52 million and $203 million of purchases from non-guarantor subsidiaries for the three months ended March 31, 2024 and fiscal year ended December 31, 2023, respectively.
(2)Information reflects the current Obligor Group listed on Form S-3 (File No. 333-277267) filed with the SEC on February 22, 2024.

Summarized Balance Sheets (in millions)

	March 31, 2024	December 31, 2023 (1)
Current assets	$2,314	$2,167
Noncurrent assets	5,677	5,699
Current liabilities	1,070	925
Noncurrent liabilities	4,008	4,031
(1)Information reflects the current Obligor Group listed on Form S-3 (File No. 333-277267) filed with the SEC on February 22, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from adverse changes in foreign exchange rates, interest rates, commodity prices and inflation. There have been no material changes to our market risks from what was disclosed in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2023 Form 10-K for information concerning risks and uncertainties that could negatively impact us.

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

The following table summarizes our stock repurchases for the three months ended March 31, 2024 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2024 - January 31, 2024	0.3	$47.43	0.3	$1,063
February 1, 2024 - February 29, 2024	0.3	$48.41	0.3	$1,046
March 1, 2024 - March 31, 2024	—	$—	—	$1,046
Total	0.6		0.6

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit	Description
4.1	Supplemental Indenture dated as of February 15, 2024 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.21 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).

4.2	Indenture, dated as of March 13, 2024, among LKQ Dutch Bond B.V., as Issuer, LKQ Corporation, as a guarantor, the other guarantors identified therein, U.S. Bank Trust Company, National Association, as trustee, registrar and transfer agent, and Elavon Financial Services DAC, as paying agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on March 14, 2024).
4.3	Supplemental Indenture, dated as of March 13, 2024, among LKQ Dutch Bond B.V., as Issuer, LKQ Corporation, as a guarantor, the other guarantors identified therein, U.S. Bank Trust Company, National Association, as trustee, registrar and transfer agent, and Elavon Financial Services DAC, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K filed with the SEC on March 14, 2024).
4.4	Form of 4.125% Note due 2031 (included in Exhibit 4.3).
10.1	Form of LKQ Corporation Deferred Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).
10.2	Change of Control Agreement between LKQ Corporation and Andy Hamilton dated as of January 1, 2024 (incorporated herein by reference to Exhibit 10.23 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).
10.3	Change of Control Agreement between LKQ Corporation and John R. Meyne dated as of January 1, 2024 (incorporated herein by reference to Exhibit 10.24 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2024.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Michael S. Clark
Michael S. Clark
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)