Form 10-Q
period 2024-06-30
LKQ CORP
filed 2024-07-25
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 001-42002
____________________________
LKQ CORPORATION
(Exact name of registrant as specified in its charter)
____________________________

Delaware	36-4215970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5846 Crossings Boulevard
Antioch, Tennessee	37013
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 781-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	LKQ	The Nasdaq Global Select Market
4.125% Notes due 2031	LKQ31	The Nasdaq Global Select Market
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

At July 19, 2024, the registrant had outstanding an aggregate of 263,256,076 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,711	$3,448	$7,414	$6,797
Cost of goods sold	2,270	2,034	4,521	4,011
Gross margin	1,441	1,414	2,893	2,786
Selling, general and administrative expenses	976	938	2,020	1,869
Restructuring and transaction related expenses	49	8	79	26
Depreciation and amortization	87	61	176	119
Operating income	329	407	618	772
Other expense (income):
Interest expense	66	52	130	88
Gains on foreign exchange contracts - acquisition related (1)	—	(23)	—	(46)
Interest income and other income, net	(3)	(11)	(9)	(20)
Total other expense, net	63	18	121	22
Income before provision for income taxes	266	389	497	750
Provision for income taxes	82	109	153	203
Equity in earnings of unconsolidated subsidiaries	2	2	—	5
Net income	186	282	344	552
Less: net income attributable to noncontrolling interest	1	1	1	1
Net income attributable to LKQ stockholders	$185	$281	$343	$551

Basic earnings per share:
Net income	$0.70	$1.05	$1.29	$2.06
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.70	$1.05	$1.29	$2.06

Diluted earnings per share:
Net income	$0.70	$1.05	$1.29	$2.06
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.70	$1.05	$1.29	$2.06
(1)    Related to the Uni-Select Inc. ("Uni-Select") acquisition. Refer to Note 2, "Business Combinations" and Note 13, "Derivative Instruments and Hedging Activities" for further information.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$186	$282	$344	$552
Less: net income attributable to noncontrolling interest	1	1	1	1
Net income attributable to LKQ stockholders	185	281	343	551

Other comprehensive income (loss):
Foreign currency translation, net of tax	(21)	34	(78)	91
Net change in unrealized gains/losses on cash flow hedges, net of tax	1	10	5	(7)
Other comprehensive income from unconsolidated subsidiaries	5	1	—	4
Other comprehensive (loss) income	(15)	45	(73)	88

Comprehensive income	171	327	271	640
Less: comprehensive income attributable to noncontrolling interest	1	1	1	1
Comprehensive income attributable to LKQ stockholders	$170	$326	$270	$639

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$276	$299
Receivables, net of allowance for credit losses	1,360	1,165
Inventories	3,064	3,121
Prepaid expenses and other current assets	385	283
Total current assets	5,085	4,868
Property, plant and equipment, net	1,509	1,516
Operating lease assets, net	1,364	1,336
Goodwill	5,530	5,600
Other intangibles, net	1,233	1,313
Equity method investments	157	159
Other noncurrent assets	333	287
Total assets	$15,211	$15,079
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,764	$1,648
Accrued expenses:
Accrued payroll-related liabilities	199	260
Refund liability	134	132
Other accrued expenses	353	309
Current portion of operating lease liabilities	238	224
Current portion of long-term obligations	44	596
Other current liabilities	172	149
Total current liabilities	2,904	3,318
Long-term operating lease liabilities, excluding current portion	1,179	1,163
Long-term obligations, excluding current portion	4,253	3,655
Deferred income taxes	425	448
Other noncurrent liabilities	306	314
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 323.6 shares issued and 264.2 shares outstanding at June 30, 2024; 323.1 shares issued and 267.2 shares outstanding at December 31, 2023	3	3
Additional paid-in capital	1,547	1,538
Retained earnings	7,472	7,290
Accumulated other comprehensive loss	(313)	(240)
Treasury stock, at cost; 59.4 shares at June 30, 2024 and 55.9 shares at December 31, 2023	(2,580)	(2,424)
Total Company stockholders' equity	6,129	6,167
Noncontrolling interest	15	14
Total stockholders' equity	6,144	6,181
Total liabilities and stockholders' equity	$15,211	$15,079

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$344	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	135
Stock-based compensation expense	16	20
Gains on foreign exchange contracts - acquisition related	—	(46)
Other	57	37
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(225)	(223)
Inventories	(37)	132
Prepaid income taxes/income taxes payable	(10)	(5)
Accounts payable	180	104
Other operating assets and liabilities	(59)	(3)
Net cash provided by operating activities	466	703
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(146)	(136)
Acquisitions, net of cash acquired	(30)	(52)
Other investing activities, net	(2)	3
Net cash used in investing activities	(178)	(185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(7)	(30)
Proceeds from issuance of U.S. Notes (2028/33), net of unamortized bond discount	—	1,394
Proceeds from issuance of Euro Notes (2031), net of unamortized bond discount	816	—
Repayment of Euro Notes (2024)	(547)	—
Borrowings under revolving credit facilities	931	1,693
Repayments under revolving credit facilities	(1,104)	(2,267)
Borrowings under term loans	—	500
Repayments of other debt, net	(16)	(16)
Settlement of derivative instruments	3	(13)
Dividends paid to LKQ stockholders	(161)	(148)
Purchase of treasury stock	(155)	(8)
Other financing activities, net	(36)	(6)
Net cash (used in) provided by financing activities	(276)	1,099
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	9
Net increase in cash, cash equivalents and restricted cash	2	1,626
Cash and cash equivalents, beginning of period	299	278
Cash, cash equivalents and restricted cash, end of period (1)	$301	$1,904

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$167	$184
Interest	122	67
(1)    Refer to Note 18, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Three Months Ended June 30, 2024
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2024	323.5	$3	(56.5)	$(2,454)	$1,541	$7,367	$(298)	$14	$6,173
Net income	—	—	—	—	—	185	—	1	186
Other comprehensive loss	—	—	—	—	—	—	(15)	—	(15)
Purchase of treasury stock	—	—	(2.9)	(126)	—	—	—	—	(126)
Vesting of restricted stock units, net of shares withheld for employee tax	0.1	—	—	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(80)	—	—	(80)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	—	(1)
Balance as of June 30, 2024	323.6	$3	(59.4)	$(2,580)	$1,547	$7,472	$(313)	$15	$6,144

	Three Months Ended June 30, 2023
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2023	322.8	$3	(55.2)	$(2,394)	$1,510	$6,852	$(280)	$14	$5,705
Net income	—	—	—	—	—	281	—	1	282
Other comprehensive income	—	—	—	—	—	—	45	—	45
Vesting of restricted stock units, net of shares withheld for employee tax	0.1	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared to LKQ stockholders ($0.275 per share)	—	—	—	—	—	(74)	—	—	(74)
Balance as of June 30, 2023	322.9	$3	(55.2)	$(2,394)	$1,520	$7,059	$(235)	$15	$5,968

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Six Months Ended June 30, 2024
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	323.1	$3	(55.9)	$(2,424)	$1,538	$7,290	$(240)	$14	$6,181
Net income	—	—	—	—	—	343	—	1	344
Other comprehensive loss	—	—	—	—	—	—	(73)	—	(73)
Purchase of treasury stock	—	—	(3.5)	(156)	—	—	—	—	(156)
Vesting of restricted stock units, net of shares withheld for employee tax	0.5	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	16	—	—	—	16
Dividends declared to LKQ stockholders ($0.60 per share)	—	—	—	—	—	(161)	—	—	(161)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	—	(1)
Balance as of June 30, 2024	323.6	$3	(59.4)	$(2,580)	$1,547	$7,472	$(313)	$15	$6,144

	Six Months Ended June 30, 2023
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467
Net income	—	—	—	—	—	551	—	1	552
Other comprehensive income	—	—	—	—	—	—	88	—	88
Purchase of treasury stock	—	—	(0.1)	(5)	—	—	—	—	(5)
Vesting of restricted stock units, net of shares withheld for employee tax	0.5	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	20	—	—	—	20
Dividends declared to LKQ stockholders ($0.55 per share)	—	—	—	—	—	(148)	—	—	(148)
Balance as of June 30, 2023	322.9	$3	(55.2)	$(2,394)	$1,520	$7,059	$(235)	$15	$5,968

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Interim Financial Statements

LKQ Corporation, a Delaware corporation, is a holding company and all operations are conducted by subsidiaries. When the terms "LKQ," the "Company," "we," "us," or "our" are used in this document, those terms refer to LKQ Corporation and its consolidated subsidiaries.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

Note 2. Business Combinations

During the six months ended June 30, 2024, we completed acquisitions of five businesses within our Wholesale - North America segment and one business within our Europe segment. These acquisitions were not material to our financial position or results of operations as of and for the three and six months ended June 30, 2024. Additionally, in January 2024, we paid $23 million (€21 million) to a minority shareholder to settle a put option exercised on redeemable shares issued in conjunction with a previous acquisition. This payment was presented within Other financing activities, net in financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

On February 26, 2023, we entered into a plan of arrangement to acquire all of Uni-Select's issued and outstanding shares. On August 1, 2023, we completed the acquisition of Uni-Select for an aggregate consideration paid of approximately Canadian dollar (“CAD”) 2.8 billion ($2.1 billion) (the "Uni-Select Acquisition"). In order to reduce the risk related to changes in CAD foreign exchange rates for the CAD purchase price, we entered into foreign exchange contracts. These foreign exchange contracts did not qualify for hedge accounting, and therefore the changes in fair value were reported in Gains on foreign exchange contracts - acquisition related in the Unaudited Condensed Consolidated Statements of Income. We reported Gains on foreign exchange contracts - acquisition related of $23 million and $46 million for the three and six months ended June 30, 2023, respectively. These foreign exchange contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition, resulting in total payments received of $49 million. See Note 13, "Derivative Instruments and Hedging Activities" for information related to these foreign exchange contracts.

In addition to our acquisition of Uni-Select, we completed acquisitions of three businesses within our Wholesale - North America segment, four businesses within our Europe segment and one business in our Specialty segment, during the year ended December 31, 2023.

The purchase price allocations for these acquisitions are preliminary and are subject to change during the measurement periods, which is not to exceed 12 months from the close of the acquisitions. During the six months ended June 30, 2024, there have been no significant adjustments to the preliminary purchase price allocations from those disclosed in our December 31, 2023 Consolidated Financial Statements. At this time, we are in the process of finalizing the purchase price allocations, which includes finalizing the acquisition date fair value of certain liabilities assumed and the tax basis of the entities acquired.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the effect of the businesses acquired during the six months ended June 30, 2024 as though the businesses had been acquired as of January 1, 2023, and the businesses acquired during the year ended December 31, 2023 as though they had been acquired as of January 1, 2022. The unaudited pro forma financial information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma financial information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results. The unaudited pro forma financial information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,715	$3,889	$7,425	$7,655
Net income	186	250	344	485

The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses (net of tax) of $5 million and $15 million for the three and six months ended June 30, 2023, respectively, and gains on foreign exchange contracts - acquisition related of $23 million and $46 million for the three and six months ended June 30, 2023, respectively. Refer to Note 8, "Restructuring and Transaction Related Expenses" for further information regarding our acquisition related expenses.

Note 3. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

Inventories consist of the following (in millions):

	June 30, 2024	December 31, 2023
Aftermarket and refurbished products	$2,503	$2,556
Salvage and remanufactured products	509	510
Manufactured products	52	55
Total inventories	$3,064	$3,121

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of June 30, 2024, manufactured products inventory was composed of $24 million of raw materials, $7 million of work in process, and $21 million of finished goods. As of December 31, 2023, manufactured products inventory was composed of $26 million of raw materials, $7 million of work in process, and $22 million of finished goods.

Note 4. Allowance for Credit Losses

Our allowance for credit losses was $55 million and $61 million as of June 30, 2024 and December 31, 2023, respectively. The provision for credit losses was $1 million for both the three months ended June 30, 2024 and 2023 and $4 million and $6 million for the six months ended June 30, 2024 and 2023, respectively.

Note 5. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2023, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 20%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first six months of 2024 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Note 6. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of June 30, 2024	June 30, 2024	December 31, 2023
MEKO AB (1)	Europe	26.6%	$144	$145
Other			13	14
Total			$157	$159
(1)    As of June 30, 2024, the Level 1 fair value of our investment in MEKO AB ("Mekonomen") was $167 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. Our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $10 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag.

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Wholesale - North America	$1,398	$1,121	$2,820	$2,269
Europe	1,633	1,633	3,270	3,181
Specialty	466	442	888	838
Self Service	55	63	109	123
Parts and services	3,552	3,259	7,087	6,411
Wholesale - North America	75	78	153	159
Europe	6	5	13	12
Self Service	78	106	161	215
Other	159	189	327	386
Total revenue	$3,711	$3,448	$7,414	$6,797

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	June 30, 2024	December 31, 2023
Return asset	Prepaid expenses and other current assets	$70	$68
Refund liability	Refund liability	134	132
Variable consideration reserve	Receivables, net of allowance for credit losses	130	155

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
United States	$1,769	$1,690	$3,564	$3,371
Germany	445	436	870	852
United Kingdom	423	422	868	837
Other countries	1,074	900	2,112	1,737
Total revenue	$3,711	$3,448	$7,414	$6,797

Note 8. Restructuring and Transaction Related Expenses

From time to time, we initiate restructuring plans to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. Below is a summary of our current restructuring plans:

2024 Global Restructuring Plan

In the first quarter of 2024, we began a global restructuring initiative focused on enhancing profitability. This initiative includes exiting businesses and markets that do not align with our strategic objectives and executing on opportunities to reduce costs, streamline operations and consolidate facilities. As we move forward with our plan, we will incur impairments and other charges related to the disposal of long-lived assets, inventory, and other assets; costs for employee severance; lease termination charges and facility closure costs; and other contract termination charges. We expect that the largest portion of the activity will come from the Europe segment. In the second quarter of 2024, we entered into agreements to divest our operations in Slovenia, which closed in April 2024; Bosnia, which we expect to close in the second half of 2024 subject to customary closing conditions and regulatory approval; and Poland, which we expect to close in the third quarter of 2024 subject to customary closing conditions. Our operations in Poland will be sold to Mekonomen, an equity method investment of which we own 26.6%. In connection with entering into the Bosnia and Poland agreements, we concluded that these disposal groups met the held for sale criteria and classified their assets and liabilities as held for sale. As of June 30, 2024, total assets and liabilities of the combined disposal groups held for sale were $46 million and $46 million, recorded to Prepaid expenses and other current assets and Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets, respectively. Our decision to exit these and other markets constituted a triggering event to evaluate certain long-lived assets for impairment, and as a result, we incurred and expect to incur impairment charges with the divestiture of Slovenia and as we move forward with plans to exit Bosnia, Poland and any other identified markets. This plan is scheduled to be substantially complete by the end of 2025 with an estimated total incurred cost of between $80 million and $100 million. In the future, we may identify additional initiatives under the plan that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives.

2022 Global Restructuring Plan

In the fourth quarter of 2022, we began a restructuring initiative covering all of our reportable segments designed to reduce costs, streamline operations, consolidate facilities and implement other strategic changes to the overall organization. We have incurred and expect to incur costs primarily for employee severance, inventory or other asset write-downs, and exiting facilities. This plan is scheduled to be substantially complete by the end of 2024 with an estimated total incurred cost of between $28 million and $32 million.

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

Acquisition Integration Plans

As we complete the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. We expect to incur additional expenses of approximately $5 million by the end of 2024 to substantially complete the integration plan related to the Uni-Select Acquisition in our Wholesale - North America segment.

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Plan	Expense Type	2024	2023	2024	2023
2024 Global Plan	Employee related costs	$3	$—	$3	$—
	Inventory related costs (1)	6	—	14	—
	Asset impairments (2)	29	—	46	—
	Other costs	5	—	7	—
	Total	$43	$—	$70	$—

2022 Global Plan	Employee related costs	$1	$—	$1	$2
	Facility exit costs	—	1	1	3
	Other costs	—	1	—	2
	Total	$1	$2	$2	$7

1 LKQ Europe Plan	Employee related costs	$1	$—	$2	$1
	Facility exit costs	—	—	1	—
	Total	$1	$—	$3	$1

Acquisition Integration Plans	Employee related costs	$3	$—	$4	$—
	Facility exit costs	5	—	9	2
	Other costs	2	—	3	—
	Total	$10	$—	$16	$2

Total restructuring expenses		$55	$2	$91	$10
(1)    Recorded to Cost of goods sold in the Unaudited Condensed Consolidated Statements of Income.
(2)    Related to impairment of assets in Property, plant and equipment, net and Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2024 Global Plan	$10	$60	$—	$—	$70
2022 Global Plan	2	18	4	3	27
1 LKQ Europe Plan	—	13	—	—	13

Transaction Related Expenses

During the three months ended June 30, 2024 and 2023, we incurred expenses totaling an insignificant amount and $6 million, respectively, and during the six months ended June 30, 2024 and 2023 we incurred expenses totaling $2 million and $16 million, respectively, for legal, accounting and advisory services related to completed and potential transactions.

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$186	$282	$344	$552
Denominator for basic earnings per share—Weighted-average shares outstanding	265.3	267.6	266.2	267.5
Effect of dilutive securities:
Restricted stock units ("RSUs")	0.2	0.4	0.4	0.6
Performance-based RSUs ("PSUs")	0.1	0.2	0.1	0.2
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	265.6	268.2	266.7	268.3
Basic earnings per share	$0.70	$1.05	$1.29	$2.06
Diluted earnings per share (1)	$0.70	$1.05	$1.29	$2.06
(1)    Diluted earnings per share was computed using the treasury stock method for dilutive securities.

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended June 30, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2024	$(300)	$(7)	$6	$3	$(298)
Pretax (loss) income	(21)	3	—	—	(18)
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized gain	—	(2)	—	—	(2)
Reclassification of deferred income taxes	—	1	—	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	5	5
Balance as of June 30, 2024	$(321)	$(6)	$6	$8	$(313)

	Three Months Ended June 30, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2023	$(276)	$(17)	$11	$2	$(280)
Pretax income	34	14	—	—	48
Income tax effect	—	(3)	—	—	(3)
Reclassification of unrealized gain	—	(1)	—	—	(1)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	1	1
Balance as of June 30, 2023	$(242)	$(7)	$11	$3	$(235)

	Six Months Ended June 30, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(243)	$(11)	$6	$8	$(240)
Pretax (loss) income	(78)	9	—	—	(69)
Income tax effect	—	(2)	—	—	(2)
Reclassification of unrealized gain	—	(3)	—	—	(3)
Reclassification of deferred income taxes	—	1	—	—	1
Balance as of June 30, 2024	$(321)	$(6)	$6	$8	$(313)

	Six Months Ended June 30, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(333)	$—	$11	$(1)	$(323)
Pretax income (loss)	91	(8)	—	—	83
Income tax effect	—	2	—	—	2
Reclassification of unrealized gain	—	(1)	—	—	(1)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	4	4
Balance as of June 30, 2023	$(242)	$(7)	$11	$3	$(235)

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 11. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our effort to improve our operating cash flows. These programs provide participating suppliers the opportunity to sell their LKQ receivables to financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreement between the suppliers and financial institutions. The financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. Our obligation to our suppliers, including amount due and payment date, are not impacted by the supplier’s decision to sell amounts under these agreements. Our payment terms to the financial institutions, including the timing and amount of payments, are unchanged from the original supplier invoice. All outstanding payments owed under the supply chain finance programs with the participating financial institutions are recorded within Accounts payable on our Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, we had $445 million and $411 million of Accounts payable outstanding under the arrangements, respectively.

Note 12. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		June 30, 2024			December 31, 2023
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	6.82%		$500	6.83%		$500
Revolving credit facilities	January 2028	6.68%	(1)	734	6.25%	(1)	914

Senior Unsecured Term Loan Agreement:
Term loan payable	July 2026	6.44%		512	6.82%		529

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2024)	April 2024	—%		—	3.88%		552
Euro Notes (2028)	April 2028	4.13%		268	4.13%		276
Euro Notes (2031)	March 2031	4.13%		803	—%		—

Notes payable	Various through October 2030	3.44%	(1)	17	3.85%	(1)	16
Finance lease obligations		5.02%	(1)	93	4.83%	(1)	83
Other debt		5.66%	(1)	7	2.16%	(1)	11
Total debt				4,334			4,281
Less: long-term debt issuance costs and unamortized bond discounts				(37)			(30)
Total debt, net of debt issuance costs and unamortized bond discounts				4,297			4,251
Less: current maturities, net of debt issuance costs				(44)			(596)
Long term debt, net of debt issuance costs and unamortized bond discounts				$4,253			$3,655
(1) Interest rate derived via a weighted average

Senior Unsecured Credit Agreement

Our Senior Unsecured Credit Agreement consists of (i) an unsecured revolving credit facility of up to a U.S. Dollar equivalent of $2.0 billion, which includes a $150 million sublimit for the issuance of letters of credit and a $150 million sublimit for swing line loans and (ii) an unsecured term loan facility of up to $500 million. Borrowings under the agreement bear interest at the Secured Overnight Financing Rate (i.e. "SOFR") plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread based on the Company's debt rating and total leverage ratio. On June 5, 2024, we entered into Amendment No. 1 to the Senior Unsecured Credit Agreement which replaced the Canadian Dollar Offer Rate ("CDOR") with the Canadian Overnight Repo Rate Average ("CORRA") for CAD denominated borrowings.

Senior Unsecured Term Loan Credit Agreement

The Senior Unsecured Term Loan Credit Agreement ("CAD Note") established an unsecured term loan facility of up to CAD 700 million maturing in July 2026. On June 12, 2024, we entered into Amendment No. 1 to the CAD Note which replaced CDOR with CORRA. The variable interest rate applicable to the CAD Note may be (i) a forward-looking term rate based on CORRA for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread based on the Company’s debt rating and total leverage ratio.

Unsecured Senior Notes

On March 13, 2024, LKQ, together with its indirect, wholly-owned subsidiary, LKQ Dutch Bond B.V., a private company with limited liability, completed an offering and sale of €750 million aggregate principal amount of its 4.125% Notes due March 13, 2031 (“Euro Notes (2031)”).

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

The Euro Notes (2031) and the Guarantees have been registered under the United States Securities Act of 1933 under the Registration Statement on Form S-3 (File No. 333-277267) filed by the Company with the SEC on February 22, 2024, as supplemented by the prospectus supplement filed by the Company with the SEC on March 1, 2024. In April 2024, the Euro Notes (2031) were approved for listing and registration on the Nasdaq.

Related to the offering and sale of the Euro Notes (2031) in March 2024, we incurred $7 million of fees, which were capitalized as an offset to Long-Term Obligations and are amortized over the term of the Euro Notes (2031).

We used the net proceeds from this offering to (i) pay outstanding indebtedness, including all of the outstanding €500 million aggregate principal amount of the 3.875% senior notes due 2024 (the “Euro Notes (2024)”) issued by the Company’s indirect wholly-owned subsidiary, LKQ Italia Bondco di LKQ Italia Bondco GP S.r.l e C.S.A.P.A. (f/k/a LKQ Italia Bondco S.p.A.), and (ii) pay accrued interest and related fees, premiums and expenses. The Euro Notes (2031) are governed by the Euro Notes (2031) Indenture, dated as of March 13, 2024.

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

As of June 30, 2024 and December 31, 2023, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions):

	June 30, 2024
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$400	Prepaid expenses and other current assets	$1
Interest rate swap agreements	300	Other noncurrent assets	2

	December 31, 2023
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$700	Other noncurrent liabilities	$(2)

The activity related to our cash flow hedges is included in Note 10, "Accumulated Other Comprehensive Income (Loss)." As of June 30, 2024, we estimate that $1 million of derivative gains (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Derivative Instruments Not Designated as Hedges

To manage the foreign currency exposure related to the Uni-Select Acquisition purchase price (denominated in CAD), we entered into foreign exchange contracts in March 2023 to purchase CAD 1.6 billion for approximately $1.2 billion. These contracts did not qualify for hedge accounting, and therefore, the contracts were adjusted to fair value through the results of operations as of each balance sheet date. We reported Gains on foreign exchange contracts - acquisition related of $23 million and $46 million for the three and six months ended June 30, 2023, respectively. These contracts were settled in July 2023 resulting in total payments received of $49 million.

To manage our foreign currency exposure on other non-functional currency denominated intercompany loans, we enter into short-term foreign currency forward contracts from time to time. We have not elected to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date. The fair values of these short-term derivative instruments that remained outstanding as of June 30, 2024 were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets and were not material at June 30, 2024 and December 31, 2023.

Additionally, we hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have not elected to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at June 30, 2024 and December 31, 2023, along with the effect on our results of operations during the three and six months ended June 30, 2024 and 2023, were not material. The fair values of these contracts were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets.

Gross vs. Net Presentation for Derivative Instruments

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge and other derivative instruments on a gross basis on our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in an immaterial decrease to Prepaid expenses and other current assets and Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023.

Note 14. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and six months ended June 30, 2024, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3	$—	$3	$—	$—	$—	$—
Investments - debt securities	22	—	—	22	22	—	—	22
Investments - equity securities	6	—	—	6	3	—	—	3
Total Assets	$28	$3	$—	$31	$25	$—	$—	$25
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$2	$—	$2
Contingent consideration liabilities	—	—	3	3	—	—	2	2
Total Liabilities	$—	$—	$3	$3	$—	$2	$2	$4

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

Based on market conditions as of June 30, 2024 and December 31, 2023, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $1,234 million and $1,414 million, respectively. As of June 30, 2024 and December 31, 2023, the fair value of the borrowings under the CAD Note reasonably approximated the carrying values of $512 million and $529 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of June 30, 2024 and December 31, 2023 (in millions):

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$807	$800	$820
U.S. Notes (2033)	600	614	600	628
Euro Notes (2024)	—	—	552	552
Euro Notes (2028)	268	268	276	276
Euro Notes (2031)	803	802	—	—

Note 15. Employee Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in various European countries and Canada. Local statutory requirements govern many of our European and Canadian plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

As of June 30, 2024 and December 31, 2023, the aggregate funded status of the defined benefit plans was a net liability of $80 million and $83 million, respectively, and is reported in Other noncurrent assets, Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

Net periodic benefit cost for our defined benefit plans were insignificant for each of the three and six months ended June 30, 2024 and 2023. The service cost component is recorded in Selling, general and administrative ("SG&A") expenses, while the other components are recorded to Interest income and other income, net on the Unaudited Condensed Consolidated Statements of Income.

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

Our effective income tax rate for the six months ended June 30, 2024 was 30.8%, compared to 27.1% for the six months ended June 30, 2023. The increase in the effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to the 3.9% unfavorable impact of discrete items, mostly related to the 2024 Global Restructuring Plan impairments. Refer to Note 8, "Restructuring and Transaction Related Expenses" for further information on the impairments.

The Organisation for Economic Co-operation and Development ("OECD") released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. While we do not currently estimate Pillar Two to have a material impact on our effective tax rate, our analysis will continue as the OECD continues to release additional guidance and countries implement legislation.

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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended June 30, 2024
Revenue:
Third Party	$1,473	$1,639	$466	$133	$—	$3,711
Intersegment	1	—	—	—	(1)	—
Total segment revenue	$1,474	$1,639	$466	$133	$(1)	$3,711
Segment EBITDA	$256	$174	$41	$13	$—	$484
Total depreciation and amortization (1)	48	40	9	3	—	100
Three Months Ended June 30, 2023
Revenue:
Third Party	$1,199	$1,638	$442	$169	$—	$3,448
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,199	$1,638	$443	$169	$(1)	$3,448
Segment EBITDA	$248	$188	$42	$7	$—	$485
Total depreciation and amortization (1)	20	39	8	3	—	70

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Six Months Ended June 30, 2024
Revenue:
Third Party	$2,973	$3,283	$888	$270	$—	$7,414
Intersegment	1	—	1	—	(2)	—
Total segment revenue	$2,974	$3,283	$889	$270	$(2)	$7,414
Segment EBITDA	$500	$317	$68	$29	$—	$914
Total depreciation and amortization (1)	97	79	17	7	—	200
Six Months Ended June 30, 2023
Revenue:
Third Party	$2,428	$3,193	$838	$338	$—	$6,797
Intersegment	—	—	2	—	(2)	—
Total segment revenue	$2,428	$3,193	$840	$338	$(2)	$6,797
Segment EBITDA	$500	$339	$73	$29	$—	$941
Total depreciation and amortization (1)	39	73	16	7	—	135
(1)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold, SG&A expenses and Restructuring and transaction related expenses.

The key measure of segment profit or loss reviewed by our CODM, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses; change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict.

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$186	$282	$344	$552
Less: net income attributable to noncontrolling interest	1	1	1	1
Net income attributable to LKQ stockholders	185	281	343	551
Adjustments:
Depreciation and amortization	100	70	200	135
Interest expense, net of interest income	62	42	123	75
Loss on debt extinguishment	—	—	—	1
Provision for income taxes	82	109	153	203
Equity in earnings of unconsolidated subsidiaries (1)	(2)	(2)	—	(5)
Gains on foreign exchange contracts - acquisition related (2)	—	(23)	—	(46)
Equity investment fair value adjustments	2	—	2	1
Restructuring and transaction related expenses (3)	49	8	79	26
Restructuring expenses - cost of goods sold (3)	6	—	14	—
Segment EBITDA	$484	$485	$914	$941
(1)    Refer to Note 6, "Equity Method Investments" for further information.
(2)    Refer to Note 2, "Business Combinations" and Note 13, "Derivative Instruments and Hedging Activities" for further information.
(3)    Refer to Note 8, "Restructuring and Transaction Related Expenses" for further information.

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capital Expenditures
Wholesale - North America	$52	$16	$73	$36
Europe	20	23	58	56
Specialty	5	5	9	18
Self Service	3	22	6	26
Total capital expenditures	$80	$66	$146	$136

The following table presents assets by reportable segment (in millions):

	June 30, 2024	December 31, 2023
Receivables, net of allowance for credit losses
Wholesale - North America	$511	$470
Europe	696	580
Specialty	144	107
Self Service	9	8
Total receivables, net of allowance for credit losses	1,360	1,165
Inventories
Wholesale - North America	1,257	1,217
Europe	1,305	1,390
Specialty	465	475
Self Service	37	39
Total inventories	3,064	3,121
Property, plant and equipment, net
Wholesale - North America	671	644
Europe	613	642
Specialty	116	118
Self Service	109	112
Total property, plant and equipment, net	1,509	1,516
Operating lease assets, net
Wholesale - North America	624	615
Europe	477	494
Specialty	127	84
Self Service	136	143
Total operating lease assets, net	1,364	1,336
Other unallocated assets	7,914	7,941
Total assets	$15,211	$15,079

We report net receivables; inventories; net property, plant and equipment; and net operating lease assets by segment as that information is used by the CODM in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash and cash equivalents, prepaid expenses and other current and noncurrent assets, goodwill, other intangibles and equity method investments.

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

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	June 30, 2024	December 31, 2023
Long-lived assets
United States	$1,572	$1,496
Germany	322	324
United Kingdom	299	295
Other countries	680	737
Total long-lived assets	$2,873	$2,852

Note 18. Cash, Cash Equivalents and Restricted Cash

Our policy is to reclassify from Cash and cash equivalents any cash that is legally or contractually restricted as to withdrawal or usage. The following table provides a reconciliation of Cash and cash equivalents as reported in the unaudited condensed consolidated balance sheets to Cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$276	$299
Restricted cash included in Other noncurrent assets (1)	25	—
Cash, cash equivalents and restricted cash	$301	$299
(1)     Represents cash held with our captive insurance subsidiary for payments on self-insured claims. This amount was largely invested into debt and equity securities in July 2024.

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

Our Wholesale - North America segment is a leading provider of alternative vehicle collision replacement products, paint and related body repair products, and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. Our Europe segment is a leading provider of alternative vehicle replacement and maintenance products in Germany, the U.K., the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, Poland, and various other European countries. Our Specialty segment is a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada. Our Self Service segment operates self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles.

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

Acquisitions and Investments

Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Our current acquisition strategy focuses on acquisitions which are highly accretive, synergistic and/or add critical capabilities. Additionally, from time to time, we make investments in various businesses to advance our strategic objectives. See Note 2, "Business Combinations," and Note 6, "Equity Method Investments," to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions and investments.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories used to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. Revenue from other sources includes sales of scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 7, "Revenue Recognition" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2023 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2024.

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

We are executing on the various projects associated with the 1 LKQ Europe plan and expect to be completed by the end of 2027. During the three and six months ended June 30, 2024, we incurred $11 million and $19 million, respectively, in costs across all three categories noted above. We expect that costs of the plan, reflecting all three categories noted above, will range between $125 million to $155 million for 2024 through the projected plan completion date in 2027. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe plan that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the plan to continue to enable trade working capital and productivity initiatives that will help fund the plan cost.

Key Performance Indicators

We believe that organic revenue growth, Segment EBITDA and free cash flow are key performance indicators for our business. Segment EBITDA is our key measure of segment profit or loss reviewed by our CODM. Free cash flow is a financial measure that is not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”).

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.2%	59.0%	61.0%	59.0%
Gross margin	38.8%	41.0%	39.0%	41.0%
Selling, general and administrative expenses	26.3%	27.2%	27.2%	27.5%
Restructuring and transaction related expenses	1.3%	0.2%	1.1%	0.4%
Depreciation and amortization	2.4%	1.8%	2.4%	1.7%
Operating income	8.8%	11.8%	8.3%	11.4%
Total other expense, net	1.7%	0.5%	1.6%	0.3%
Income before provision for income taxes	7.2%	11.3%	6.7%	11.0%
Provision for income taxes	2.2%	3.2%	2.1%	3.0%
Equity in earnings of unconsolidated subsidiaries	—%	—%	—%	0.1%
Net income	5.0%	8.2%	4.6%	8.1%
Less: net income attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to LKQ stockholders	5.0%	8.1%	4.6%	8.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
	2024	2023	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,552	$3,259	(2.1)%	11.8%	(0.6)%	9.0%
Other revenue	159	189	(16.3)%	0.2%	(0.1)%	(16.2)%
Total revenue	$3,711	$3,448	(2.9)%	11.1%	(0.6)%	7.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 9.0% represented increases in segment revenue of 24.8% in Wholesale - North America and 5.2% in Specialty, partially offset by a decrease of 11.1% in Self Service. This overall increase was driven by an 11.8% increase due to the net impact of acquisitions and divestitures, partially offset by an organic parts and services revenue decrease of 2.1% (2.9% decrease on a per day basis) and a 0.6% decrease due to fluctuations in foreign exchange rates. The decrease in other revenue of 16.2% was primarily driven by a decrease in organic revenue of $31 million due to lower commodities prices and volumes compared to the prior year period, which resulted in a $28 million decrease in Self Service and a $3 million decrease in Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased to 61.2% of revenue for the three months ended June 30, 2024 from 59.0% of revenue for the three months ended June 30, 2023. Cost of goods sold reflects increases of 1.5% from Wholesale - North America, 0.6% from Europe, and 0.2% attributable to mix shift towards our lower margin segments, partially offset by a decrease of 0.3% from Self Service. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenue decreased to 26.3% for the three months ended June 30, 2024 from 27.2% for the three months ended June 30, 2023. The year over year decrease in SG&A expense primarily reflects an impact of 0.9% related to Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Three Months Ended June 30,
	2024		2023		Change
Restructuring expenses	$49	(1)	$2	(2)	$47
Transaction related expenses	—		6	(3)	(6)
Restructuring and transaction related expenses	$49		$8		$41
(1)Restructuring expenses for the three months ended June 30, 2024 primarily consisted of (i) $37 million related to our 2024 Global Restructuring plan, (ii) $10 million related to our acquisition integration plans, (iii) $1 million related to our 1 LKQ Europe plan, and (iv) $1 million related to our 2022 Global Restructuring plan.
(2)Restructuring expenses for the three months ended June 30, 2023 primarily consisted of $2 million related to our 2022 Global Restructuring plan.
(3)Transaction related expenses for the three months ended June 30, 2023 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select transaction costs).

See Note 8, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Three Months Ended June 30,
	2024	2023	Change
Depreciation	$43	$38	$5	(1)
Amortization	44	23	21	(2)
Depreciation and amortization	$87	$61	$26
(1)Depreciation expense increased primarily related to an increase in capital expenditures in the last six months of 2023, which is impacting depreciation expense in 2024.
(2)Amortization expense increased primarily due to an increase in Wholesale - North America due to our acquisition of Uni-Select in August 2023.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Three Months Ended June 30,
	2024	2023	Change
Interest expense	$66	$52	$14	(1)
Gains on foreign exchange contracts - acquisition related	—	(23)	23	(2)
Interest income and other income, net	(3)	(11)	8	(3)
Total other expense, net	$63	$18	$45
(1)Interest expense increased primarily due to (i) a $17 million increase from higher outstanding debt primarily related to the permanent financing for the Uni-Select Acquisition and (ii) a $3 million increase from higher interest rates in the second quarter of 2024 compared to the second quarter of 2023, partially offset by (iii) a $6 million decrease related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition in the second quarter of 2023.
(2)Related to the Uni-Select Acquisition. See Note 2, "Business Combinations" and Note 13, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The decrease in Interest income and other income, net is primarily comprised of a $6 million decrease in interest income, primarily related to interest income on the proceeds from the U.S. Notes (2028/33) that were invested in money market funds in 2023 and individually insignificant decreases which in the aggregate had a $2 million impact.

Provision for Income Taxes

Our effective income tax rate for the three months ended June 30, 2024 was 30.9%, compared to 28.0% for the three months ended June 30, 2023. The increase in the effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is primarily attributable to the 3.4% unfavorable impact of discrete items, mostly related to the 2024 Global Restructuring Plan impairments. Refer to Note 8, "Restructuring and Transaction Related Expenses" for further information on the impairments.

See Note 16, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the three months ended June 30, 2024 was $2 million, which was consistent with the three months ended June 30, 2023.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended June 30, 2023, the Czech koruna, Canadian dollar and euro rates used to translate the 2024 statements of income decreased by 6.7%, 1.9% and 1.1%, respectively, while the pound sterling rate increased by 0.8%. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net negative effect of $0.07 on diluted earnings per share relative to the prior year period primarily related to the $23 million pretax gain on the foreign exchange forward contracts in the second quarter of 2023 related to the Uni-Select Acquisition.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
	2024	2023	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$7,087	$6,411	(1.2)%	11.7%	0.1%	10.5%
Other revenue	327	386	(15.7)%	0.3%	—%	(15.4)%
Total revenue	$7,414	$6,797	(2.0)%	11.0%	0.1%	9.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 10.5% represented increases in segment revenue of 24.3% in Wholesale - North America, 5.9% in Specialty, and 2.8% in Europe, partially offset by a decrease of 10.8% in Self Service. This overall increase was driven by an 11.7% increase due to the net impact of acquisitions and divestitures and a 0.1% increase due to fluctuations in foreign exchange rates, partially offset by an organic parts and services revenue decrease of 1.2%. The decrease in other revenue of 15.4% was primarily driven by a decrease in organic revenue of $61 million due to lower commodities prices and volumes compared to the prior year period, which resulted in a $54 million decrease in Self Service and a $7 million decrease in Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased to 61.0% for the six months ended June 30, 2024 from 59.0% for the six months ended June 30, 2023. Cost of goods sold reflects increases of 1.5% from Wholesale - North America, 0.2% from Europe, 0.2% attributable to mix shift towards our lower margin segments and 0.2% attributable to restructuring, partially offset by a decrease of 0.2% from Self Service. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenue decreased to 27.2% for the six months ended June 30, 2024 from 27.5% for the six months ended June 30, 2023. The year over year decrease in SG&A expense primarily reflects impacts of 0.8% related to Wholesale - North America, partially offset by an increase of 0.4% in Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Six Months Ended June 30,
	2024		2023		Change
Restructuring expenses	$77	(1)	$10	(2)	$67
Transaction related expenses	2		16	(3)	(14)
Restructuring and transaction related expenses	$79		$26		$53
(1)Restructuring expenses for the six months ended June 30, 2024 primarily consisted of (i) $56 million related to our 2024 Global Restructuring plan, (ii) $16 million related to our acquisition integration plans, (iii) $3 million related to our 1 LKQ Europe plan, and (iv) $2 million related to our 2022 Global Restructuring plan.
(2)Restructuring expenses for the six months ended June 30, 2023 primarily consisted of (i) $7 million related to our 2022 Global Restructuring plan, (ii) $2 million related to our acquisition integration plans, and (iii) $1 million related to our 1 LKQ Europe plan.

(3)Transaction related expenses for the six months ended June 30, 2023 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select transaction costs).

See Note 8, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Six Months Ended June 30,
	2024	2023	Change
Depreciation	$87	$74	$13	(1)
Amortization	89	45	44	(2)
Depreciation and amortization	$176	$119	$57
(1)Depreciation expense increased primarily related to an increase in capital expenditures in the last six months of 2023, which is impacting depreciation expense in 2024.
(2)Amortization expense increased primarily due to an increase in Wholesale - North America due to our acquisition of Uni-Select in August 2023.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Six Months Ended June 30,
	2024	2023	Change
Interest expense	$130	$88	$42	(1)
Gains on foreign exchange contracts - acquisition related	—	(46)	46	(2)
Interest income and other income, net	(9)	(20)	11	(3)
Total other expense, net	$121	$22	$99
(1)Interest expense increased primarily due to (i) a $44 million increase from higher outstanding debt primarily related to the permanent financing for the Uni-Select Acquisition and (ii) a $7 million increase from higher interest rates in the first half of 2024, partially offset by (iii) a $9 million decrease related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition in the first half of 2023.
(2)Related to the Uni-Select Acquisition. See Note 2, "Business Combinations" and Note 13, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The decrease in Interest income and other income, net is primarily comprised of a $6 million decrease in interest income, primarily related to interest income on the proceeds from the U.S. Notes (2028/33) that were invested in money market funds in 2023 and a $5 million decrease from funds received to settle an eminent domain matter in 2023.

Provision for Income Taxes

Our effective income tax rate for the six months ended June 30, 2024 was 30.8%, compared to 27.1% for the six months ended June 30, 2023. The increase in the effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily attributable to the 3.9% unfavorable impact of discrete items, mostly related to the 2024 Global Restructuring Plan impairments. Refer to Note 8, "Restructuring and Transaction Related Expenses" for further information on the impairments.

See Note 16, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the six months ended June 30, 2024 decreased by $5 million compared to the six months ended June 30, 2023, primarily related to a decrease in year over year results reported by Mekonomen, which is our largest equity method investment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the six months ended June 30, 2023, the Czech koruna and Canadian dollar rates used to translate the 2024 statements of income decreased by 5.5% and 0.8%, respectively, while the pound sterling rate increased by 2.5% and the euro rate was flat. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net negative effect of $0.13 on diluted earnings per share relative to the prior year period primarily related to the $46 million pretax gain on the foreign exchange forward contracts in the first half of 2023 related to the Uni-Select Acquisition.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,473		$1,199		$2,973		$2,428
Europe	1,639		1,638		3,283		3,193
Specialty	466		442		888		838
Self Service	133		169		270		338
Total third party revenue	$3,711		$3,448		$7,414		$6,797
Total Revenue
Wholesale - North America	$1,474		$1,199		$2,974		$2,428
Europe	1,639		1,638		3,283		3,193
Specialty	466		443		889		840
Self Service	133		169		270		338
Eliminations	(1)		(1)		(2)		(2)
Total revenue	$3,711		$3,448		$7,414		$6,797
Segment EBITDA
Wholesale - North America	$256	17.3%	$248	20.6%	$500	16.8%	$500	20.6%
Europe	174	10.6%	188	11.5%	317	9.7%	339	10.6%
Specialty	41	8.9%	42	9.5%	68	7.7%	73	8.7%
Self Service	13	9.9%	7	4.1%	29	10.9%	29	8.7%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our CODM, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses; change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict. See Note 17, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Wholesale - North America	2024	2023	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$1,398	$1,121	(5.3)%	(1)	30.2%	(3)	(0.1)%	24.8%
Other revenue	75	78	(4.0)%	(2)	0.5%		(0.1)%	(3.6)%
Total third party revenue	$1,473	$1,199	(5.2)%		28.2%		(0.1)%	22.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue decreased 5.3% for the three months ended June 30, 2024 compared to the prior year period, primarily driven by decreased aftermarket collision volumes which were negatively impacted by lower repairable claims, which we believe are primarily attributable to difficult economic conditions, comparatively warmer weather in the first quarter of 2024 which reduced backlog at body shops going into the second quarter of 2024 and, to a lesser extent, inventory availability issues due to delays in inbound deliveries.
(2)Other organic revenue decreased 4.0%, or $3 million, year over year primarily related to (i) a $3 million decrease in revenue from precious metals due to lower prices, partially offset by higher volumes, (ii) a $1 million decrease in revenue from scrap steel due to lower prices, partially offset by (iii) a $1 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices.
(3)Acquisition and divestiture parts and services revenue was an increase of $338 million, or 30.2%, primarily due to the acquisition of Uni-Select in the third quarter of 2023. See Note 2, "Business Combinations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the acquisition of Uni-Select.

Segment EBITDA

Segment EBITDA increased $8 million, or 3.1%, for the three months ended June 30, 2024 compared to the prior year period, which includes a positive impact related to the acquisition of Uni-Select in the third quarter of 2023 (Uni-Select increases Segment EBITDA dollars but dilutes the Segment EBITDA percentage), including accelerated synergies, and cost savings initiatives, partially offset by lower collision volumes, lower precious metals prices, a decrease in salvage margins and continued inflationary pressures. We estimate that precious metals and scrap steel prices had a net unfavorable effect of $6 million, or 0.4%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2023	20.6%
Increase (decrease) due to:
Change in gross margin	(5.9)%	(1)
Segment EBITDA adjustments	0.2%	(1)
Change in segment operating expenses	2.3%	(2)
Change in other income and expenses, net	0.1%
Segment EBITDA for the three months ended June 30, 2024	17.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin of 5.9% was driven by the dilutive nature of the acquisition of Uni-Select, which changed the segment's product mix to reflect a greater percentage of paint, body and equipment and maintenance product lines. These product lines have a lower gross margin structure than our other wholesale product lines. The year over year effect will be noted through the third quarter, after which the impact will be annualized. Additionally, gross margin was negatively affected by the related mix effect resulting from lower aftermarket revenue, which has a higher margin than our other wholesale lines and decreases in salvage margins tied to softening salvage revenue. Reported gross margin also includes a 0.2% reduction primarily related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan. These costs are excluded from the calculation of Segment EBITDA. See Note 8, "Restructuring and Transaction Related Expenses" and Note 17, "Segment and Geographic Information" for further information.
(2)    The decrease in segment operating expenses as a percentage of revenue primarily reflects favorable impacts of (i) 1.1% related to lower incentive compensation, (ii) 0.7% from other personnel expenses primarily related to cost savings initiatives, (iii) 0.4% from decreased freight, vehicle, and fuel costs and (iv) other individually immaterial factors representing a 0.1% favorable impact in the aggregate.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Europe	2024	2023	Organic		Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,633	$1,633	0.3%	(1)	0.8%	(1.1)%	—%
Other revenue	6	5	10.9%		—%	(0.8)%	10.1%
Total third party revenue	$1,639	$1,638	0.4%		0.8%	(1.1)%	—%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended June 30, 2024 increased by 0.3% (1.3% decrease on a per day basis), primarily driven by an increased number of selling days in the current quarter compared to the prior year period, partially offset by decreased volumes as a result of difficult economic conditions, and strike activity and heightened competition in certain markets.
(2)Acquisition and divestiture revenue was an increase of $13 million, or 0.8%, primarily related to our acquisition of four wholesale businesses from the beginning of the second quarter of 2023 through the one-year anniversary of the acquisition dates.
(3)Exchange rates decreased our revenue growth by $18 million, or 1.1%, primarily due to the stronger U.S. dollar against the euro and Czech koruna, partially offset by the weaker U.S. dollar against the pound sterling for the three months ended June 30, 2024 relative to the prior year period.

Segment EBITDA

Segment EBITDA decreased $14 million, or 7.4%, for the three months ended June 30, 2024 compared to the prior year period. On a constant currency basis (i.e., excluding translation impact), Segment EBITDA decreased by $12 million, or 6.3%, compared to the prior year period. The decrease in dollar terms is mainly attributable to the negative impact of higher supplier costs and unfavorable customer mix, which more than offset the effects of lower operating expenses and organic revenue growth of $6 million. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended June 30, 2024.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2023	11.5%
Increase (decrease) due to:
Change in gross margin	(1.6)%	(1)
Segment EBITDA adjustments	0.3%	(1)
Change in segment operating expenses	0.3%	(2)
Change in other income and expenses, net	0.1%
Segment EBITDA for the three months ended June 30, 2024	10.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin was primarily attributable to unfavorable customer mix and inflationary pressures that were not fully offset by pricing initiatives. Additionally, reported gross margin includes a 0.3% reduction primarily related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan. These costs are excluded from the calculation of Segment EBITDA. See Note 8, "Restructuring and Transaction Related Expenses" and Note 17, "Segment and Geographic Information" for further information.
(2)    The decrease in segment operating expenses as a percentage of revenue reflects favorable impacts of (i) 0.9% due to a reduction in personnel related accruals previously recorded as a result of union related negotiations, (ii) 0.2% due to lower energy and utilities costs compared to the prior year period, and (iii) other individually immaterial factors representing a 0.1% favorable impact in aggregate, partially offset by unfavorable impacts of (iv) 0.5% from increased personnel costs mainly due to wage inflation, (v) 0.2% from professional fees related to several strategic central and regional information technology initiatives, and (vi) 0.2% from increased outbound freight and logistics costs.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Specialty	2024	2023	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$466	$442	(2.1)%	7.4%	(0.2)%	5.2%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$466	$442	(2.1)%	7.4%	(0.2)%	5.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended June 30, 2024 decreased by 2.1% primarily due to demand softness in the recreational vehicle ("RV") product line, as RV unit retail sales have declined year over year.
(2)Acquisition and divestiture revenue was a net increase of $33 million, or 7.4%, primarily related to our acquisition of one Specialty business in 2023.

Segment EBITDA

Segment EBITDA decreased $1 million, or 2.2%, for the three months ended June 30, 2024 compared to the prior year period primarily due to a lower gross margin percentage.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2023	9.5%
Increase (decrease) due to:
Change in gross margin	(0.6)%	(1)
Change in segment operating expenses	0.1%	(2)
Change in other income and expenses, net	(0.1)%
Segment EBITDA for the three months ended June 30, 2024	8.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin was primarily driven by higher discounts to help maintain sales volume.
(2)    The decrease in segment operating expenses as a percentage of revenue was due to individually immaterial factors representing a 0.5% favorable impact in the aggregate, partially offset by an unfavorable impact of 0.4% due to duplicate facility costs associated with consolidating distribution centers.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Three Months Ended June 30,		Percentage Change in Revenue
Self Service	2024	2023	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$55	$63	(11.1)%	(1)	—%	—%	(11.1)%
Other revenue	78	106	(26.7)%	(2)	—%	—%	(26.7)%
Total third party revenue	$133	$169	(20.9)%		—%	—%	(20.9)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue decreased 11.1% (12.1% on a per day basis) for the three months ended June 30, 2024 compared to the prior year period, primarily driven by lower parts volumes.
(2)Other organic revenue decreased 26.7%, or $28 million, year over year due to a $15 million decrease in revenue from scrap steel primarily related to lower volumes and, to a lesser extent, lower prices and a $13 million decrease in revenue from precious metals due to lower prices and lower volumes.

Segment EBITDA

Segment EBITDA increased $6 million, or 93.1%, for the three months ended June 30, 2024 compared to the prior year period. The increase is driven by improved vehicle procurement costs and improvements in operational productivity, partially offset by the unfavorable movements in commodity prices and lower volumes compared to the prior year period. Decreases in precious metals prices contributed an estimated $5 million decline in Segment EBITDA relative to the three months ended June 30, 2023. During the three months ended June 30, 2024, scrap steel prices had a $5 million unfavorable impact on Segment EBITDA, compared to a $2 million unfavorable impact during the three months ended June 30, 2023. The unfavorable impacts for the three months ended June 30, 2024 resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended June 30, 2023	4.1%
Increase (decrease) due to:
Change in gross margin	8.8%	(1)
Change in segment operating expenses	(3.0)%	(2)
Segment EBITDA for the three months ended June 30, 2024	9.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin is attributable to improvements in vehicle procurement costs, which more than offset the negative effects from lower commodities prices.
(2)    The increase in segment operating expenses as a percentage of revenue reflects negative leverage effect of 6.0% from decreases in metals revenue, partially offset by other individually immaterial factors representing a 3.0% favorable impact in the aggregate.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Wholesale - North America	2024	2023	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$2,820	$2,269	(4.3)%	(1)	28.6%	(3)	—%	24.3%
Other revenue	153	159	(4.4)%	(2)	0.8%		—%	(3.7)%
Total third party revenue	$2,973	$2,428	(4.3)%		26.8%		—%	22.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue decreased 4.3% for the six months ended June 30, 2024 compared to the prior year period, primarily driven by decreased aftermarket collision volumes which were negatively impacted by lower repairable claims, which we believe are primarily attributable to difficult economic conditions, comparatively warmer weather in the first quarter of 2024 which reduced backlog at body shops going into the second quarter of 2024 and, to a lesser extent, inventory availability issues due to delays in inbound deliveries.
(2)Other organic revenue decreased 4.4%, or $7 million, year over year primarily related to (i) a $12 million decrease in revenue from precious metals due to lower prices, partially offset by higher volumes and (ii) a $1 million decrease in revenue from scrap steel due to lower prices, partially offset by higher volumes, partially offset by (iii) a $6 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher volumes and higher prices.
(3)Acquisition and divestiture parts and services revenue was an increase of $650 million, or 28.6%, primarily due to the acquisition of Uni-Select in the third quarter of 2023. See Note 2, "Business Combinations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the acquisition of Uni-Select.

Segment EBITDA

Segment EBITDA dollars were flat for the six months ended June 30, 2024 compared to the prior year period, which includes a positive impact related to the acquisition of Uni-Select in the third quarter of 2023 (Uni-Select increases Segment EBITDA dollars but dilutes the Segment EBITDA percentage), primarily offset by lower aftermarket volumes, a decrease in salvage margins and lower metals pricing and continued inflationary pressures. We estimate that precious metals and scrap steel prices had a net unfavorable effect of $13 million, or 0.4%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2023	20.6%
Increase (decrease) due to:
Change in gross margin	(5.6)%	(1)
Change in segment operating expenses	1.9%	(2)
Change in other income and expenses, net	(0.1)%	(3)
Segment EBITDA for the six months ended June 30, 2024	16.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin of 5.6% was driven by the dilutive nature of the acquisition of Uni-Select, which changed the segment's product mix to reflect a greater percentage of paint, body and equipment and maintenance product lines. These product lines have a lower gross margin structure than our other wholesale product lines. The year over year effect will be noted through the third quarter, after which the impact will be annualized. Additionally, gross margin was negatively affected by the related mix effect resulting from lower aftermarket revenue, which has a higher margin that our other wholesale lines as well as decreases in salvage margins tied to softening salvage revenue and the effects of higher car costs.
(2)    The decrease in segment operating expenses as a percentage of revenue primarily reflects favorable impacts of (i) 0.8% from lower incentive compensation, (ii) 0.4% from decreased freight, vehicle, and fuel costs, (iii) 0.3% from higher charitable contributions in the prior year period and (iv) other individually immaterial factors representing a 0.4% favorable impact in the aggregate.
(3)    The unfavorable impact in other income and expenses, net was primarily related to funds received to settle an eminent domain matter in 2023.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Europe	2024	2023	Organic		Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$3,270	$3,181	1.5%	(1)	1.1%	0.2%	2.8%
Other revenue	13	12	9.8%		—%	0.3%	10.2%
Total third party revenue	$3,283	$3,193	1.5%		1.1%	0.2%	2.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the six months ended June 30, 2024 increased by 1.5%, primarily driven by increased volumes in the first quarter of 2024 and, to a lesser extent, pricing initiatives to offset increased costs resulting from inflationary pressures.
(2)Acquisition and divestiture revenue was a net increase of $34 million, or 1.1%, primarily related to our acquisition of five wholesale businesses from the beginning of 2023 through the one-year anniversary of the acquisition dates.
(3)Exchange rates increased our revenue growth by $8 million, or 0.2%, primarily due to the weaker U.S. dollar against the pound sterling, partially offset by the stronger U.S. dollar against the Czech koruna for the six months ended June 30, 2024 relative to the prior year period.

Segment EBITDA

Segment EBITDA decreased $22 million, or 6.5%, for the six months ended June 30, 2024 compared to the prior year period. On a constant currency basis (i.e., excluding translation impact), Segment EBITDA decreased by $23 million, or 6.7%, compared to the prior year period. The decrease in dollar terms is mainly attributable to lower gross margin and the negative impact of higher operating expenses, primarily related to increased personnel costs, that more than offset the effects of organic revenue growth of $48 million. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the six months ended June 30, 2024.
The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2023	10.6%
Increase (decrease) due to:
Change in gross margin	(0.8)%	(1)
Segment EBITDA adjustments	0.5%	(1)
Change in segment operating expenses	(0.7)%	(2)
Change in other expense, net	0.1%
Segment EBITDA for the six months ended June 30, 2024	9.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin was primarily attributable to unfavorable customer mix and inflationary pressures that were not fully offset by pricing initiatives. Additionally, reported gross margin includes a 0.5% reduction primarily related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan. These costs are excluded from the calculation of Segment EBITDA. See Note 8, "Restructuring and Transaction Related Expenses" and Note 17, "Segment and Geographic Information" for further information.
(2)The increase in segment operating expenses as a percentage of revenue reflects unfavorable impacts of (i) 0.3% from increased personnel costs mainly due to wage inflation, (ii) 0.3% from increased outbound freight and logistics costs, (iii) 0.2% from professional fees related to several strategic central and regional information technology initiatives, and (iv) other individually immaterial factors representing a 0.2% unfavorable impact in aggregate, partially offset by a favorable impact of (v) 0.3% due to lower energy and utilities costs compared to the prior year period across all geographies.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Specialty	2024	2023	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$888	$838	(1.8)%	7.7%	(0.1)%	5.9%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$888	$838	(1.8)%	7.7%	(0.1)%	5.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the six months ended June 30, 2024 decreased by 1.8% primarily due to demand softness in the RV product line, as RV unit retail sales have declined year over year.
(2)Acquisition and divestiture revenue was a net increase of $65 million, or 7.7%, primarily related to our acquisition of one Specialty business in 2023.

Segment EBITDA

Segment EBITDA decreased $5 million, or 6.9%, for the six months ended June 30, 2024 compared to the prior year period primarily due to the organic revenue decline and the decline in gross margin as explained below.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2023	8.7%
Increase (decrease) due to:
Change in gross margin	(1.1)%	(1)
Change in segment operating expenses	0.1%	(2)
Segment EBITDA for the six months ended June 30, 2024	7.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin was primarily driven by higher discounts to help maintain sales volume.
(2)    The decrease in segment operating expenses as a percentage of revenue was due to individually immaterial factors representing a 0.3% favorable impact in the aggregate, partially offset by an unfavorable impact of 0.2% due to duplicate facility costs associated with consolidating distribution centers.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Six Months Ended June 30,		Percentage Change in Revenue
Self Service	2024	2023	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$109	$123	(10.8)%	(1)	—%	—%	(10.8)%
Other revenue	161	215	(25.4)%	(2)	—%	—%	(25.4)%
Total third party revenue	$270	$338	(20.1)%		—%	—%	(20.1)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue decreased 10.8% (11.3% on a per day basis) for the six months ended June 30, 2024 compared to the prior year period, primarily driven by lower parts volumes from a reduced number of customer admissions, which were impacted by adverse weather conditions (primarily in California).
(2)Other organic revenue decreased 25.4%, or $54 million, year over year due to a $31 million decrease in revenue from precious metals due to lower prices and lower volumes and a $23 million decrease in revenue from scrap steel primarily related to lower volumes and, to a lesser extent, lower prices.

Segment EBITDA

Segment EBITDA dollars were flat for the six months ended June 30, 2024 compared to the prior year period. This is driven by improved vehicle procurement costs and improvements in operational productivity, partially offset by unfavorable movements in commodity prices and lower volumes compared to the prior year period. Decreases in precious metals prices contributed an estimated $13 million decline in Segment EBITDA relative to the six months ended June 30, 2023. During the six months ended June 30, 2024, scrap steel prices had a $1 million unfavorable impact on Segment EBITDA, compared to a $9 million favorable impact during the six months ended June 30, 2023. The unfavorable impacts for the six months ended June 30, 2024 resulted from decreases in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the six months ended June 30, 2023	8.7%
Increase (decrease) due to:
Change in gross margin	5.9%	(1)
Segment EBITDA adjustments	(0.2)%	(1)
Change in segment operating expenses	(3.5)%	(2)
Segment EBITDA for the six months ended June 30, 2024	10.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin is attributable to improvements in vehicle procurement costs, which more than offset the negative effects from lower commodities prices. Additionally, prior year reported gross margin included a 0.2% reduction primarily related to restructuring expenses incurred as part of the 2022 Global Restructuring Plan. These costs are excluded from the calculation of Segment EBITDA. See Note 8, "Restructuring and Transaction Related Expenses" and Note 17, "Segment and Geographic Information" for further information.
(2)    The increase in segment operating expenses as a percentage of revenue reflects negative leverage effect of 5.6% from decreases in metals revenue, partially offset by other individually immaterial factors representing a 2.1% favorable impact in the aggregate.

Liquidity and Capital Resources

We assess our liquidity and capital resources in terms of our ability to fund our operations and provide for expansion through both internal development and acquisitions. Our primary sources of liquidity are cash flows from operations and our revolving credit facilities. We utilize our cash flows from operations to fund working capital and capital expenditures, with the excess amounts going towards paying dividends, repurchasing our common stock, paying down outstanding debt, or funding acquisitions. As we have pursued acquisitions as part of our historical growth strategy, our cash flows from operations have not always been sufficient to cover our investing activities. To fund our acquisitions, we have accessed various forms of debt financing, including revolving credit facilities, term loans, and senior notes. We currently believe we have sufficient access to capital markets to support our future growth objectives.

The following table summarizes liquidity data as of the dates indicated (in millions):

	June 30, 2024	December 31, 2023
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	734	914
Less: Letters of credit	114	110
Availability under credit revolving facilities	1,152	976
Add: Cash and cash equivalents	276	299
Total liquidity	$1,428	$1,275

We had $1,152 million available under our revolving credit facilities as of June 30, 2024. Combined with $276 million of cash and cash equivalents at June 30, 2024, we had $1,428 million in available liquidity, an increase of $153 million from our available liquidity as of December 31, 2023, primarily as a result of reducing our revolving credit facilities borrowings by $180 million.

As of June 30, 2024, we had $4,334 million total debt outstanding and $44 million current debt, including the following senior debt (in millions):

		June 30, 2024
	Maturity Date	Interest Rate		Amount Outstanding
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	6.82%		$500
Revolving credit facilities	January 2028	6.68%	(1)	734

Senior Unsecured Term Loan Agreement:
Term loan payable (CAD 700 million)	July 2026	6.44%		512

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600
Euro Notes (2028) (€250 million)	April 2028	4.13%		268
Euro Notes (2031) (€750 million)	March 2031	4.13%		803
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

We believe that our current liquidity, cash expected to be generated by operating activities in future periods and access to capital markets will be sufficient to meet our current operating and capital requirements. Our capital allocation strategy includes spending to support growth driven capital projects, return stockholder value through the payment of dividends and repurchasing shares of our common stock and complete synergistic acquisitions.

A summary of the dividend activity for our common stock for the six months ended June 30, 2024 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 20, 2024	March 14, 2024	March 28, 2024
$0.30	April 22, 2024	May 16, 2024	May 30, 2024

On July 23, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on August 29, 2024, to stockholders of record at the close of business on August 15, 2024.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,428 million of total liquidity as of June 30, 2024 and $44 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of June 30, 2024. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of June 30, 2024:

	Covenant Level	Ratio Achieved as of June 30, 2024
Maximum total leverage ratio	4.00 : 1.00	2.3
Minimum interest coverage ratio	3.00 : 1.00	7.9

The spread applied to the interest rate on our credit facility borrowings increased in the third quarter of 2023 and remained the same through the second quarter of 2024 as a result of the total leverage ratio rising above 2.0.

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

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts outstanding, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 6.2% at June 30, 2024. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.6% at June 30, 2024. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at SOFR plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the CORRA for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 12, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest. The interest rate swaps are described in Note 13, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,746 million and $1,943 million at June 30, 2024 and December 31, 2023, respectively. Of these amounts, there were no current maturities at June 30, 2024 or December 31, 2023.

The scheduled maturities of long-term obligations outstanding at June 30, 2024 are as follows (in millions):

Amount
Six months ending December 31, 2024 (1)	$25
Years ending December 31:
2025	32
2026	1,028
2027	12
2028	1,809
Thereafter	1,428
Total debt (2)	$4,334
(1)Long-term obligations maturing by December 31, 2024 include $15 million of short-term debt that may be extended beyond the current year ending December 31, 2024.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $37 million as of June 30, 2024).

As of June 30, 2024, the Company had cash and cash equivalents of $276 million, of which $225 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Wholesale - North America	$528	$263	$265	$1,050	$536	$514	(1)
Europe	927	914	13	1,884	1,834	50	(2)
Specialty	343	309	34	679	560	119	(3)
Total	$1,798	$1,486	$312	$3,613	$2,930	$683
(1)Inventory purchases across the Wholesale - North America segment increased in the six months ended June 30, 2024 compared to the prior year period primarily due to the acquisition of Uni-Select.
(2)The increase in inventory purchases in our Europe segment included an increase of $12 million attributable to the increase in the value of the pound sterling in the six months ended June 30, 2024 compared to the prior year period.
(3)The increase in inventory purchases in the Specialty segment compared to the prior year period was primarily due to decreased inventory purchases in the prior year period to align inventory levels with demand.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Wholesale - North America salvage vehicles	66	65	1.5%	127	129	(1.6)%
Europe wholesale salvage vehicles	7	7	—%	16	15	6.7%
Self Service salvage vehicles	112	143	(21.7)%	223	280	(20.4)%

Wholesale - North America salvage purchases decreased in the six months ended June 30, 2024 relative to the prior year period due to working down the backlog caused by ramped up purchasing in the fourth quarter of 2023. Self Service salvage purchases in 2024 decreased relative to the prior year period due to a focus on reducing car cost.

The following table summarizes the components of the year over year changes in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the six months ended June 30, 2023	$703
Increase (decrease) due to:
Working capital accounts: (1)
Receivables	(2)
Inventories	(169)
Accounts payable	76
Other operating activities	(142)	(2)
Net cash provided by operating activities for the six months ended June 30, 2024	$466
(1)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Inventories represented $169 million in incremental cash outflows in the first six months of 2024 compared to the same period of 2023, including $101 million in our Europe segment primarily due to lower purchasing levels in the prior period, $68 million in our Specialty segment due to the benefit in the prior year period of decreasing inventory purchasing levels to align with softening demand and $13 million in our Wholesale - North America segment, partially offset by our Self Service segment which contributed a $13 million lower cash outflow.
•Accounts payable produced $76 million in incremental cash inflows in the first six months of 2024 compared to the same period of 2023 on a consolidated basis. This was primarily attributable to higher cash inflows in our Europe segment of $81 million mainly due to timing of payments.
(2)    Primarily reflects the aggregate effect of lower cash earnings and higher interest payments (primarily due to additional borrowings for the Uni-Select Acquisition and higher interest rates), partially offset by lower cash paid for taxes during the six months ended June 30, 2024 compared to the same period of 2023.

Net cash used in investing activities totaled $178 million and $185 million during the six months ended June 30, 2024 and 2023, respectively. We invested $30 million and $52 million of cash in business acquisitions during the six months ended June 30, 2024 and 2023, respectively. Property, plant and equipment purchases were $146 million in the six months ended June 30, 2024 compared to $136 million in the prior year period.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$466	$703
Less: purchases of property, plant and equipment	146	136
Free cash flow	$320	$567

For the six months ended June 30, 2024, net cash used in financing activities totaled $276 million compared to net cash provided by financing activities of $1,099 million for the same period in 2023. The decrease is primarily due to proceeds (net of unamortized bond discounts) of $1,394 million from the issuance of the U.S. Notes (2028/33) for the six months ended June 30, 2023. Cash outflows for share repurchases were $155 million and dividends paid were $161 million for the six months ended June 30, 2024 compared to $8 million for share repurchases and $148 million for dividends paid for the same period of 2023. Net debt borrowings (net of unamortized bond discounts) were $80 million for the six months ended June 30, 2024 compared to net repayments on our debt of $90 million (excluding proceeds from the issuance of the U.S. Notes (2028/33) of $1,394 million) for the same period of 2023.

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

Summarized Guarantor Financial Information

Our U.S. Notes (2028/2033) and Euro Notes (2031) currently are guaranteed on a senior, unsecured basis by certain of our subsidiaries (each, a “subsidiary guarantor” and, together with LKQ, the “Obligor Group”), which are listed on the Company's Registration Statement on Form S-3 (File No. 333-277267) filed with the SEC on February 22, 2024. The guarantees are full and unconditional, joint and several, and subject to certain conditions for release. See Note 12, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the Euro Notes (2031) and Note 19, "Long-Term Obligations" in Item 8 of Part II of our 2023 Form 10-K for information related to the U.S. Notes (2028/2033).

Holders of the notes have a direct claim only against the Obligor Group. The following summarized financial information is presented for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary.

Summarized Statements of Income (in millions)

	Six Months Ended June 30, 2024	Fiscal Year Ended December 31, 2023 (2)
Revenue	$3,632	$6,954
Cost of goods sold	2,171	4,079
Gross margin (1)	1,461	2,875
Income from continuing operations	229	602
Net income	$229	$589
(1)Guarantor subsidiaries recorded $27 million and $53 million of net sales to and $104 million and $203 million of purchases from non-guarantor subsidiaries for the six months ended June 30, 2024 and fiscal year ended December 31, 2023, respectively.
(2)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part II, Item 6 of this Quarterly Report on Form 10-Q.

Summarized Balance Sheets (in millions)

	June 30, 2024	December 31, 2023 (1)
Current assets	$2,276	$2,167
Noncurrent assets	5,746	5,699
Current liabilities (2)	1,020	925
Noncurrent liabilities	4,157	4,031
(1)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part II, Item 6 of this Quarterly Report on Form 10-Q.
(2)Current liabilities for guarantor subsidiaries included $107 million of short term notes payable to non-guarantor subsidiaries as of June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from adverse changes in foreign exchange rates, interest rates, commodity prices and inflation. There have been no material changes to our market risks from what was disclosed in Item 7A of Part II of our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of LKQ's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table summarizes our stock repurchases for the three months ended June 30, 2024 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2024 - April 30, 2024	1.1	$43.33	1.1	$997
May 1, 2024 - May 31, 2024	1.7	$43.45	1.7	$923
June 1, 2024 - June 30, 2024	0.1	$43.03	0.1	$921
Total	2.9		2.9
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 10, 2024).
4.1	Amendment No. 1 dated as of June 5, 2024 to the Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent.
4.2	Amendment No. 1 dated as of June 12, 2024 to the Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent.
10.1	Change of Control Agreement between LKQ Corporation and Todd G. Cunningham dated as of May 1, 2024.
22.1	Subsidiary Guarantor of Guaranteed Securities.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2024.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Todd G. Cunningham
Todd G. Cunningham
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)