Form 10-Q
period 2024-09-30
LKQ CORP
filed 2024-10-24
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

At October 18, 2024, the registrant had outstanding an aggregate of 259,959,916 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$3,584	$3,568	$10,998	$10,365
Cost of goods sold	2,191	2,178	6,712	6,189
Gross margin	1,393	1,390	4,286	4,176
Selling, general and administrative expenses	971	979	2,991	2,848
Restructuring and transaction related expenses	20	27	99	53
Depreciation and amortization	92	76	268	195
Operating income	310	308	928	1,080
Other expense (income):
Interest expense	66	62	196	150
Gains on foreign exchange contracts - acquisition related (1)	—	(3)	—	(49)
Interest income and other income, net	(8)	(14)	(17)	(34)
Total other expense, net	58	45	179	67
Income from continuing operations before provision for income taxes	252	263	749	1,013
Provision for income taxes	63	60	216	263
Equity in earnings of unconsolidated subsidiaries	3	4	3	9
Income from continuing operations	192	207	536	759
Net income from discontinued operations	—	1	—	1
Net income	192	208	536	760
Less: net income attributable to continuing noncontrolling interest	1	—	2	1
Net income attributable to LKQ stockholders	$191	$208	$534	$759

Basic earnings per share:
Income from continuing operations	$0.73	$0.77	$2.02	$2.84
Net income from discontinued operations	—	0.01	—	—
Net income	0.73	0.78	2.02	2.84
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.73	$0.78	$2.02	$2.84

Diluted earnings per share:
Income from continuing operations	$0.73	$0.77	$2.02	$2.83
Net income from discontinued operations	—	0.01	—	—
Net income	0.73	0.78	2.02	2.83
Less: net income attributable to continuing noncontrolling interest	—	—	0.01	—
Net income attributable to LKQ stockholders	$0.73	$0.78	$2.01	$2.83
(1)    Related to the Uni-Select Inc. ("Uni-Select") acquisition. Refer to Note 2, "Business Combinations" and Note 14, "Derivative Instruments and Hedging Activities" for further information.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$192	$208	$536	$760
Less: net income attributable to continuing noncontrolling interest	1	—	2	1
Net income attributable to LKQ stockholders	191	208	534	759

Other comprehensive income (loss):
Foreign currency translation, net of tax	124	(147)	46	(56)
Net change in unrealized gains/losses on cash flow hedges, net of tax	(4)	2	1	(5)
Other comprehensive (loss) income from unconsolidated subsidiaries	(2)	8	(2)	12
Other comprehensive income (loss)	118	(137)	45	(49)

Comprehensive income	310	71	581	711
Less: comprehensive income attributable to continuing noncontrolling interest	1	—	2	1
Comprehensive income attributable to LKQ stockholders	$309	$71	$579	$710

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$353	$299
Receivables, net of allowance for credit losses	1,341	1,165
Inventories	3,132	3,121
Prepaid expenses and other current assets	319	283
Total current assets	5,145	4,868
Property, plant and equipment, net	1,574	1,516
Operating lease assets, net	1,381	1,336
Goodwill	5,629	5,600
Other intangibles, net	1,228	1,313
Equity method investments	159	159
Other noncurrent assets	350	287
Total assets	$15,466	$15,079
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,814	$1,648
Accrued expenses:
Accrued payroll-related liabilities	218	260
Refund liability	135	132
Other accrued expenses	397	309
Current portion of operating lease liabilities	247	224
Current portion of long-term obligations	44	596
Other current liabilities	135	149
Total current liabilities	2,990	3,318
Long-term operating lease liabilities, excluding current portion	1,188	1,163
Long-term obligations, excluding current portion	4,292	3,655
Deferred income taxes	426	448
Other noncurrent liabilities	320	314
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 323.6 shares issued and 261.2 shares outstanding at September 30, 2024; 323.1 shares issued and 267.2 shares outstanding at December 31, 2023	3	3
Additional paid-in capital	1,548	1,538
Retained earnings	7,584	7,290
Accumulated other comprehensive loss	(195)	(240)
Treasury stock, at cost; 62.4 shares at September 30, 2024 and 55.9 shares at December 31, 2023	(2,706)	(2,424)
Total Company stockholders' equity	6,234	6,167
Noncontrolling interest	16	14
Total stockholders' equity	6,250	6,181
Total liabilities and stockholders' equity	$15,466	$15,079

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$536	$760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	219
Stock-based compensation expense	22	29
Gains on foreign exchange contracts - acquisition related	—	(49)
Other	66	22
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(173)	(154)
Inventories	(48)	128
Prepaid income taxes/income taxes payable	2	25
Accounts payable	175	122
Other operating assets and liabilities	6	42
Net cash provided by operating activities	886	1,144
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(225)	(233)
Acquisitions, net of cash acquired	(46)	(2,199)
Proceeds from settlement of foreign exchange contracts - acquisition related	—	49
Other investing activities, net	(29)	(6)
Net cash used in investing activities	(300)	(2,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(7)	(32)
Proceeds from issuance of U.S. Notes (2028/33), net of unamortized bond discount	—	1,394
Proceeds from issuance of Euro Notes (2031), net of unamortized bond discount	816	—
Repayment of Euro Notes (2024)	(547)	—
Borrowings under revolving credit facilities	1,122	1,978
Repayments under revolving credit facilities	(1,316)	(2,715)
Borrowings under term loans	—	1,031
Repayments of other debt, net	(30)	(12)
Settlement of derivative instruments	9	(13)
Dividends paid to LKQ stockholders	(240)	(222)
Purchase of treasury stock	(280)	(8)
Other financing activities, net	(43)	(10)
Net cash (used in) provided by financing activities	(516)	1,391
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—
Net increase in cash, cash equivalents and restricted cash	71	146
Cash and cash equivalents of continuing operations, beginning of period	299	278
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of continuing and discontinued operations, beginning of period	299	278
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period	370	424
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	23
Cash, cash equivalents and restricted cash, end of period (1)	$370	$401

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$219	$227
Interest	153	100
(1)    Refer to Note 18, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Three Months Ended September 30, 2024
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2024	323.6	$3	(59.4)	$(2,580)	$1,547	$7,472	$(313)	$15	$6,144
Net income	—	—	—	—	—	191	—	1	192
Other comprehensive income	—	—	—	—	—	—	118	—	118
Purchase of treasury stock	—	—	(3.0)	(126)	—	—	—	—	(126)
Vesting of restricted stock units, net of shares withheld for employee tax	—	—	—	—	(5)	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(79)	—	—	(79)
Balance as of September 30, 2024	323.6	$3	(62.4)	$(2,706)	$1,548	$7,584	$(195)	$16	$6,250

	Three Months Ended September 30, 2023
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2023	322.9	$3	(55.2)	$(2,394)	$1,520	$7,059	$(235)	$15	$5,968
Net income	—	—	—	—	—	208	—	—	208
Other comprehensive loss	—	—	—	—	—	—	(137)	—	(137)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared to LKQ stockholders ($0.275 per share)	—	—	—	—	—	(73)	—	—	(73)
Balance as of September 30, 2023	323.1	$3	(55.2)	$(2,394)	$1,527	$7,194	$(372)	$15	$5,973

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Nine Months Ended September 30, 2024
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	323.1	$3	(55.9)	$(2,424)	$1,538	$7,290	$(240)	$14	$6,181
Net income	—	—	—	—	—	534	—	2	536
Other comprehensive income	—	—	—	—	—	—	45	—	45
Purchase of treasury stock	—	—	(6.5)	(282)	—	—	—	—	(282)
Vesting of restricted stock units, net of shares withheld for employee tax	0.5	—	—	—	(11)	—	—	—	(11)
Stock-based compensation expense	—	—	—	—	22	—	—	—	22
Dividends declared to LKQ stockholders ($0.90 per share)	—	—	—	—	—	(240)	—	—	(240)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	—	(1)
Balance as of September 30, 2024	323.6	$3	(62.4)	$(2,706)	$1,548	$7,584	$(195)	$16	$6,250

	Nine Months Ended September 30, 2023
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467
Net income	—	—	—	—	—	759	—	1	760
Other comprehensive loss	—	—	—	—	—	—	(49)	—	(49)
Purchase of treasury stock	—	—	(0.1)	(5)	—	—	—	—	(5)
Vesting of restricted stock units, net of shares withheld for employee tax	0.7	—	—	—	(8)	—	—	—	(8)
Stock-based compensation expense	—	—	—	—	29	—	—	—	29
Dividends declared to LKQ stockholders ($0.825 per share)	—	—	—	—	—	(221)	—	—	(221)
Balance as of September 30, 2023	323.1	$3	(55.2)	$(2,394)	$1,527	$7,194	$(372)	$15	$5,973

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2023, we adopted Accounting Standards Update No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"), which requires the buyer in a supplier finance program to disclose certain information about its program, including key terms, balance sheet presentation of amounts, outstanding amounts at the end of each period, and rollforwards of balances. We adopted the provisions of ASU 2022-04 on a retrospective basis (see Note 12, "Supply Chain Financing"), except for the disclosure of rollforward information, which will be adopted prospectively in our Annual Report on Form 10-K for the year ending December 31, 2024 as required. The adoption of ASU 2022-04 did not have a material impact on our unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We expect the adoption of this standard will not materially impact our results of operations, financial position or cash flows, but will result in additional disclosures.

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

Note 2. Business Combinations

During the nine months ended September 30, 2024, we completed acquisitions of six businesses within our Wholesale - North America segment and two businesses within our Europe segment. These acquisitions were not material to our financial position or results of operations as of and for the three and nine months ended September 30, 2024. Additionally, in January 2024, we paid $23 million (€21 million) to a minority shareholder to settle a put option exercised on redeemable shares issued in conjunction with a previous acquisition. This payment was presented within Other financing activities, net in financing activities in our Unaudited Condensed Consolidated Statements of Cash Flows.

In February 2023, we entered into a plan of arrangement to acquire all of Uni-Select's issued and outstanding shares. On August 1, 2023, we completed the acquisition of Uni-Select for an aggregate consideration paid of approximately Canadian dollar (“CAD”) 2.8 billion ($2.1 billion) (the "Uni-Select Acquisition"). In order to reduce the risk related to changes in CAD foreign exchange rates for the CAD purchase price, we entered into foreign exchange contracts. These foreign exchange contracts did not qualify for hedge accounting, and therefore the changes in fair value were reported in Gains on foreign exchange contracts - acquisition related in the Unaudited Condensed Consolidated Statements of Income. We reported Gains on foreign exchange contracts - acquisition related of $3 million and $49 million for the three and nine months ended September 30, 2023, respectively. These foreign exchange contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition, resulting in total payments received of $49 million. See Note 14, "Derivative Instruments and Hedging Activities" for information related to these foreign exchange contracts.

In addition to our acquisition of Uni-Select, we completed acquisitions of three businesses within our Wholesale - North America segment, four businesses within our Europe segment and one business in our Specialty segment, during the year ended December 31, 2023.

During the nine months ended September 30, 2024, there have been no significant adjustments to the preliminary purchase price allocations from those disclosed in our December 31, 2023 Consolidated Financial Statements.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the effect of the businesses acquired during the nine months ended September 30, 2024 as though the businesses had been acquired as of January 1, 2023, and the businesses acquired during the year ended December 31, 2023 as though they had been acquired as of January 1, 2022. The unaudited pro forma financial information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma financial information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results. The unaudited pro forma financial information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$3,585	$3,714	$11,022	$11,382
Income from continuing operations	192	201	537	685

The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses (net of tax) of $3 million and $17 million for the three and nine months ended September 30, 2023, respectively, and gains on foreign exchange contracts - acquisition related of $3 million and $49 million for the three and nine months ended September 30, 2023, respectively. Refer to Note 9, "Restructuring and Transaction Related Expenses" for further information regarding our acquisition related expenses.

Note 3. Discontinued Operations

As part of the Uni-Select transaction, we were required to divest its United Kingdom ("U.K.") subsidiary, GSF Car Parts, to comply with the U.K.'s Competition and Markets Authority regulatory ruling. Since the GSF Car Parts business was held separate and never integrated into our business, we classified the business as discontinued operations upon acquisition.

In October 2023, we completed the divestment of GSF Car Parts resulting in an immaterial loss on sale. In order to manage our exposure to variability in the cash flows related the sale of GSF Car Parts, we entered into a foreign exchange forward contract to fix the amount of USD we received upon completion of the sale. This foreign exchange contract was settled in October 2023.

Note 4. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products.

Inventories consist of the following (in millions):

	September 30, 2024	December 31, 2023
Aftermarket and refurbished products	$2,576	$2,556
Salvage and remanufactured products	503	510
Manufactured products	53	55
Total inventories	$3,132	$3,121

Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. As of September 30, 2024, manufactured products inventory was composed of $26 million of raw materials, $7 million of work in process, and $20 million of finished goods. As of December 31, 2023, manufactured products inventory was composed of $26 million of raw materials, $7 million of work in process, and $22 million of finished goods.

Note 5. Allowance for Credit Losses

Our allowance for credit losses was $61 million as of both September 30, 2024 and December 31, 2023. The provision for credit losses was $7 million and $1 million for the three months ended September 30, 2024 and 2023 and $11 million and $7 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 6. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2023, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 20%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first nine months of 2024 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Note 7. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of September 30, 2024	September 30, 2024	December 31, 2023
MEKO AB (1)	Europe	26.6%	$147	$145
Other			12	14
Total			$159	$159
(1)    As of September 30, 2024, the Level 1 fair value of our investment in MEKO AB ("Mekonomen") was $202 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. Our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $10 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag.

Note 8. Revenue Recognition

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Wholesale - North America	$1,349	$1,312	$4,169	$3,581
Europe	1,609	1,581	4,879	4,762
Specialty	417	456	1,305	1,294
Self Service	52	58	161	181
Parts and services	3,427	3,407	10,514	9,818
Wholesale - North America	74	75	227	234
Europe	4	3	17	15
Self Service	79	83	240	298
Other	157	161	484	547
Total revenue	$3,584	$3,568	$10,998	$10,365

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	September 30, 2024	December 31, 2023
Return asset	Prepaid expenses and other current assets	$71	$68
Refund liability	Refund liability	135	132
Variable consideration reserve	Receivables, net of allowance for credit losses	157	155

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
United States	$1,679	$1,759	$5,243	$5,130
Germany	444	418	1,314	1,270
United Kingdom	430	438	1,298	1,275
Other countries	1,031	953	3,143	2,690
Total revenue	$3,584	$3,568	$10,998	$10,365

Note 9. Restructuring and Transaction Related Expenses

From time to time, we initiate restructuring plans to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. Below is a summary of our current restructuring plans:

2024 Global Restructuring Plan

In the first quarter of 2024, we began a global restructuring initiative focused on enhancing profitability. This initiative includes exiting businesses and markets that do not align with our strategic objectives and executing on opportunities to reduce costs, streamline operations and consolidate facilities. As we move forward with our plan, we will incur impairments and other charges related to the disposal of long-lived assets, inventory, and other assets; costs for employee severance; lease termination charges and facility closure costs; and other contract termination charges. We expect that the largest portion of the activity will come from the Europe segment. In the second quarter of 2024, we divested our operations in Slovenia. In the third quarter of 2024, we divested our operations in Poland to Mekonomen, an equity method investment of which we own 26.6%, which closed in July 2024 and we divested our operations in Bosnia, which closed in September 2024. Our decision to exit these markets constituted a triggering event to evaluate certain long-lived assets for impairment, and as a result, we incurred impairment charges with the divestiture of Slovenia, Poland, and Bosnia. This plan is scheduled to be substantially complete by the end of 2025 with an estimated total incurred cost of between $100 million and $120 million. In the future, we may identify additional initiatives under the plan that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives.

2022 Global Restructuring Plan

In the fourth quarter of 2022, we began a restructuring initiative covering all of our reportable segments designed to reduce costs, streamline operations, consolidate facilities and implement other strategic changes to the overall organization. We have incurred and expect to incur costs primarily for employee severance, inventory or other asset write-downs, and exiting facilities. This plan is scheduled to be substantially complete by the end of 2024 with an estimated total incurred cost of approximately $30 million.

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

Acquisition Integration Plans

As we complete the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. We expect to incur additional expenses of approximately $2 million by the end of 2024 to substantially complete the integration plan related to the Uni-Select Acquisition in our Wholesale - North America segment.

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Plan	Expense Type	2024	2023	2024	2023
2024 Global Plan	Employee related costs	$10	$—	$13	$—
	Facility exit costs	4	—	4	—
	Inventory related costs (1)	—	—	14	—
	Asset impairments (2)	—	—	46	—
	Other costs	—	—	7	—
	Total	$14	$—	$84	$—

2022 Global Plan	Employee related costs	$—	$1	$1	$3
	Facility exit costs	1	2	2	5
	Inventory related costs (1)	—	2	—	2
	Other costs	—	1	—	3
	Total	$1	$6	$3	$13

1 LKQ Europe Plan	Employee related costs	$—	$—	$2	$1
	Facility exit costs	—	—	1	—
	Inventory related costs (1)	1	—	1	—
	Total	$1	$—	$4	$1

Acquisition Integration Plans	Employee related costs	$—	$20	$4	$20
	Facility exit costs	4	—	13	2
	Other costs	—	—	3	—
	Total	$4	$20	$20	$22

Total restructuring expenses		$20	$26	$111	$36
(1)    Recorded to Cost of goods sold in the Unaudited Condensed Consolidated Statements of Income.
(2)    Related to impairment of assets in Property, plant and equipment, net and Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2024 Global Plan	$12	$72	$—	$—	$84
2022 Global Plan	2	19	4	3	28
1 LKQ Europe Plan	—	14	—	—	14

Transaction Related Expenses

During the three months ended September 30, 2024 and 2023, we incurred expenses totaling $1 million and $3 million, respectively, and during the nine months ended September 30, 2024 and 2023, we incurred expenses totaling $3 million and $19 million, respectively, for legal, accounting and advisory services related to completed and potential transactions.

Note 10. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from continuing operations	$192	$207	$536	$759
Denominator for basic earnings per share—Weighted-average shares outstanding	262.3	267.8	264.9	267.6
Effect of dilutive securities:
Restricted stock units ("RSUs")	0.2	0.4	0.3	0.5
Performance-based RSUs ("PSUs")	0.1	0.2	0.1	0.2
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	262.6	268.4	265.3	268.3
Basic earnings per share from continuing operations	$0.73	$0.77	$2.02	$2.84
Diluted earnings per share from continuing operations (1)	$0.73	$0.77	$2.02	$2.83
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

Note 11. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended September 30, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2024	$(321)	$(6)	$6	$8	$(313)
Pretax income (loss)	122	(4)	—	—	118
Income tax effect	—	1	—	—	1
Reclassification of unrealized gain	—	(1)	—	—	(1)
Disposal of business	2	—	—	—	2
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(2)	(2)
Balance as of September 30, 2024	$(197)	$(10)	$6	$6	$(195)

	Three Months Ended September 30, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2023	$(242)	$(7)	$11	$3	$(235)
Pretax (loss) income	(147)	4	—	—	(143)
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized gain	—	(1)	—	—	(1)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	8	8
Balance as of September 30, 2023	$(389)	$(5)	$11	$11	$(372)

	Nine Months Ended September 30, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(243)	$(11)	$6	$8	$(240)
Pretax income	44	5	—	—	49
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized gain	—	(4)	—	—	(4)
Reclassification of deferred income taxes	—	1	—	—	1
Disposal of business	2	—	—	—	2
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(2)	(2)
Balance as of September 30, 2024	$(197)	$(10)	$6	$6	$(195)

	Nine Months Ended September 30, 2023
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(333)	$—	$11	$(1)	$(323)
Pretax loss	(56)	(4)	—	—	(60)
Income tax effect	—	1	—	—	1
Reclassification of unrealized gain	—	(2)	—	—	(2)
Other comprehensive income from unconsolidated subsidiaries	—	—	—	12	12
Balance as of September 30, 2023	$(389)	$(5)	$11	$11	$(372)

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 12. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our effort to improve our operating cash flows. These programs provide participating suppliers the opportunity to sell their LKQ receivables to financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreement between the suppliers and financial institutions. The financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. Our obligation to our suppliers, including amount due and payment date, are not impacted by the supplier’s decision to sell amounts under these agreements. Our payment terms to the financial institutions, including the timing and amount of payments, are unchanged from the original supplier invoice. All outstanding payments owed under the supply chain finance programs with the participating financial institutions are recorded within Accounts payable on our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, we had $451 million and $411 million of Accounts payable outstanding under the arrangements, respectively.

Note 13. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		September 30, 2024			December 31, 2023
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	6.32%		$500	6.83%		$500
Revolving credit facilities	January 2028	6.33%	(1)	713	6.25%	(1)	914

Senior Unsecured Term Loan Agreement:
Term loan payable	July 2026	5.92%		518	6.82%		529

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2024)	April 2024	—%		—	3.88%		552
Euro Notes (2028)	April 2028	4.13%		278	4.13%		276
Euro Notes (2031)	March 2031	4.13%		835	—%		—

Notes payable	Various through October 2030	3.34%	(1)	19	3.85%	(1)	16
Finance lease obligations		5.09%	(1)	106	4.83%	(1)	83
Other debt		6.38%	(1)	2	2.16%	(1)	11
Total debt				4,371			4,281
Less: long-term debt issuance costs and unamortized bond discounts				(35)			(30)
Total debt, net of debt issuance costs and unamortized bond discounts				4,336			4,251
Less: current maturities, net of debt issuance costs				(44)			(596)
Long-term debt, net of debt issuance costs and unamortized bond discounts				$4,292			$3,655
(1) Interest rate derived via a weighted average

Senior Unsecured Credit Agreement

Our Senior Unsecured Credit Agreement consists of (i) an unsecured revolving credit facility of up to a U.S. Dollar equivalent of $2.0 billion, which includes a $150 million sublimit for the issuance of letters of credit and a $150 million sublimit for swing line loans and (ii) an unsecured term loan facility of up to $500 million. Borrowings under the agreement bear interest at the Secured Overnight Financing Rate ("SOFR") plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread based on the Company's debt rating and total leverage ratio. On June 5, 2024, we entered into Amendment No. 1 to the Senior Unsecured Credit Agreement which replaced the Canadian Dollar Offer Rate ("CDOR") with the Canadian Overnight Repo Rate Average ("CORRA") for CAD denominated borrowings.

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

Note 14. Derivative Instruments and Hedging Activities

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

As of September 30, 2024 and December 31, 2023, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions):

	September 30, 2024
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$400	Other accrued expenses	$—
Interest rate swap agreements	300	Other noncurrent liabilities	(3)

	December 31, 2023
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$700	Other noncurrent liabilities	$(2)

The activity related to our cash flow hedges is included in Note 11, "Accumulated Other Comprehensive Income (Loss)." As of September 30, 2024, we estimate that $2 million of derivative losses (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

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

To manage our foreign currency exposure on other non-functional currency denominated intercompany loans, we enter into short-term foreign currency forward contracts from time to time. We have not elected to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date. The effect on our results of operations for these contracts during the three and nine months ended September 30, 2024 and 2023, were not material. The fair values of these short-term derivative instruments that remained outstanding as of September 30, 2024 were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets and were not material at September 30, 2024 and December 31, 2023.

Additionally, we hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have not elected to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at September 30, 2024 and December 31, 2023, along with the effect on our results of operations during the three and nine months ended September 30, 2024 and 2023, were not material. The fair values of these contracts were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets.

Gross vs. Net Presentation for Derivative Instruments

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge and other derivative instruments on a gross basis on our Unaudited Condensed Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in an immaterial decrease to Prepaid expenses and other current assets and Other accrued expenses on our Unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023.

Note 15. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and nine months ended September 30, 2024, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$37	$—	$—	$37	$22	$—	$—	$22
Investments - equity securities	9	—	—	9	3	—	—	3
Total Assets	$46	$—	$—	$46	$25	$—	$—	$25
Liabilities:
Interest rate swaps	$—	$3	$—	$3	$—	$2	$—	$2
Contingent consideration liabilities	—	—	3	3	—	—	2	2
Total Liabilities	$—	$3	$3	$6	$—	$2	$2	$4

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. The balance sheet classification of the interest rate swap agreements is presented in Note 14, "Derivative Instruments and Hedging Activities." For contingent consideration liabilities, the current portion is included in Other current liabilities and the noncurrent portion is included in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2024 and December 31, 2023 to assume these obligations. The fair values of the U.S. Notes (2028), U.S. Notes

(2033), Euro Notes (2024), Euro Notes (2028) and Euro Notes (2031) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of September 30, 2024 and December 31, 2023, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $1,213 million and $1,414 million, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the borrowings under the CAD Note reasonably approximated the carrying values of $518 million and $529 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of September 30, 2024 and December 31, 2023 (in millions):

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$831	$800	$820
U.S. Notes (2033)	600	636	600	628
Euro Notes (2024)	—	—	552	552
Euro Notes (2028)	278	279	276	276
Euro Notes (2031)	835	848	—	—

Note 16. Employee Benefit Plans

We have funded and unfunded defined benefit plans covering certain employee groups in various European countries and Canada. Local statutory requirements govern many of our European and Canadian plans. The defined benefit plans are mostly closed to new participants and, in some cases, existing participants no longer accrue benefits.

As of September 30, 2024 and December 31, 2023, the aggregate funded status of the defined benefit plans was a net liability of $84 million and $83 million, respectively, and is reported in Other noncurrent assets, Other noncurrent liabilities and Accrued payroll-related liabilities on our Unaudited Condensed Consolidated Balance Sheets.

Net periodic benefit cost for our defined benefit plans were not material for each of the three and nine months ended September 30, 2024 and 2023. The service cost component is recorded in Selling, general and administrative ("SG&A") expenses, while the other components are recorded to Interest income and other income, net on the Unaudited Condensed Consolidated Statements of Income.

Note 17. Income Taxes

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

Our effective income tax rate for the nine months ended September 30, 2024 was 28.8%, compared to 25.9% for the nine months ended September 30, 2023. The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily attributable to a 2.9% year over year unfavorable impact of discrete items, mostly related to the unfavorable tax effects of the 2024 Global Restructuring Plan impairments in the current year and the favorable tax effects from the Uni-Select Acquisition foreign exchange forward contract gain in the prior year. Refer to Note 9, "Restructuring and Transaction Related Expenses" for further information on the impairments and Note 14, "Derivative Instruments and Hedging Activities" for further information on the foreign exchange forward contracts.

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

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$353	$299
Restricted cash included in Other noncurrent assets (1)	17	—
Cash, cash equivalents and restricted cash	$370	$299
(1)     Represents cash held with our captive insurance subsidiary for payments on self-insured claims.

Note 19. Segment and Geographic Information

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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended September 30, 2024
Revenue:
Third Party	$1,423	$1,613	$417	$131	$—	$3,584
Intersegment	—	—	2	—	(2)	—
Total segment revenue	$1,423	$1,613	$419	$131	$(2)	$3,584
Segment EBITDA	$228	$165	$31	$10	$—	$434
Total depreciation and amortization (1)	49	39	8	4	—	100
Three Months Ended September 30, 2023
Revenue:
Third Party	$1,387	$1,584	$456	$141	$—	$3,568
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,387	$1,584	$457	$141	$(1)	$3,568
Segment EBITDA	$236	$147	$40	$(1)	$—	$422
Total depreciation and amortization (1)	34	37	8	5	—	84

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Nine Months Ended September 30, 2024
Revenue:
Third Party	$4,396	$4,896	$1,305	$401	$—	$10,998
Intersegment	1	—	3	—	(4)	—
Total segment revenue	$4,397	$4,896	$1,308	$401	$(4)	$10,998
Segment EBITDA	$728	$482	$99	$39	$—	$1,348
Total depreciation and amortization (1)	146	118	25	11	—	300
Nine Months Ended September 30, 2023
Revenue:
Third Party	$3,815	$4,777	$1,294	$479	$—	$10,365
Intersegment	—	—	3	—	(3)	—
Total segment revenue	$3,815	$4,777	$1,297	$479	$(3)	$10,365
Segment EBITDA	$736	$486	$113	$28	$—	$1,363
Total depreciation and amortization (1)	73	110	24	12	—	219
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

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$192	$208	$536	$760
Less: net income attributable to continuing noncontrolling interest	1	—	2	1
Net income attributable to LKQ stockholders	191	208	534	759
Less: net income from discontinued operations	—	1	—	1
Net income from continuing operations attributable to LKQ stockholders	191	207	534	758
Adjustments:
Depreciation and amortization	100	84	300	219
Interest expense, net of interest income	62	53	185	128
Loss on debt extinguishment	—	—	—	1
Provision for income taxes	63	60	216	263
Equity in earnings of unconsolidated subsidiaries (1)	(3)	(4)	(3)	(9)
Gains on foreign exchange contracts - acquisition related (2)	—	(3)	—	(49)
Equity investment fair value adjustments	—	—	2	1
Restructuring and transaction related expenses (3)	20	27	99	53
Restructuring expenses - cost of goods sold (3)	1	2	15	2
Gains on previously held equity interests	—	(4)	—	(4)
Segment EBITDA	$434	$422	$1,348	$1,363
(1)    Refer to Note 7, "Equity Method Investments" for further information.
(2)    Refer to Note 2, "Business Combinations" and Note 14, "Derivative Instruments and Hedging Activities" for further information.
(3)    Refer to Note 9, "Restructuring and Transaction Related Expenses" for further information.

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capital Expenditures
Wholesale - North America	$47	$39	$120	$75
Europe	24	47	82	103
Specialty	7	5	16	23
Self Service	1	6	7	32
Total capital expenditures	$79	$97	$225	$233

The following table presents assets by reportable segment (in millions):

	September 30, 2024	December 31, 2023
Receivables, net of allowance for credit losses
Wholesale - North America	$499	$470
Europe	696	580
Specialty	136	107
Self Service	10	8
Total receivables, net of allowance for credit losses	1,341	1,165
Inventories
Wholesale - North America	1,280	1,217
Europe	1,368	1,390
Specialty	449	475
Self Service	35	39
Total inventories	3,132	3,121
Property, plant and equipment, net
Wholesale - North America	707	644
Europe	643	642
Specialty	117	118
Self Service	107	112
Total property, plant and equipment, net	1,574	1,516
Operating lease assets, net
Wholesale - North America	625	615
Europe	497	494
Specialty	126	84
Self Service	133	143
Total operating lease assets, net	1,381	1,336
Other unallocated assets	8,038	7,941
Total assets	$15,466	$15,079

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

Our largest countries of operation are the U.S., followed by Germany and the U.K. Additional European operations are located in the Netherlands, Italy, Czech Republic, Belgium, Austria, Slovakia, and other European countries. As a result of the Uni-Select Acquisition, we further expanded our wholesale operations in Canada. Our operations in other countries include remanufacturing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India.

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	September 30, 2024	December 31, 2023
Long-lived assets
United States	$1,603	$1,496
Germany	333	324
United Kingdom	316	295
Other countries	703	737
Total long-lived assets	$2,955	$2,852

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

Our Wholesale - North America segment is a leading provider of alternative vehicle collision replacement products, paint and related body repair products, and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. Our Europe segment is a leading provider of alternative vehicle replacement and maintenance products in Germany, the U.K., the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, and various other European countries. Our Specialty segment is a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada. Our Self Service segment operates self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles.

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

Acquisitions and Investments

Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Our current acquisition strategy focuses on highly accretive tuck-in acquisitions with significant synergies or critical capabilities and no large platform acquisitions are expected. Additionally, from time to time, we make investments in various businesses to advance our strategic objectives. See Note 2, "Business Combinations," and Note 7, "Equity Method Investments," to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions and investments.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories used to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. Revenue from other sources includes sales of scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 8, "Revenue Recognition" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2023 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 30, 2024.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 1, "Interim Financial Statements" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

Financial Information by Geographic Area

See Note 8, "Revenue Recognition" and Note 19, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

1 LKQ Europe Plan

We have undertaken the 1 LKQ Europe plan to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under this multi-year plan, we expect to recognize the following:

•Restructuring expenses — Non-recurring costs resulting directly from the implementation of the 1 LKQ Europe plan from which the business will derive no ongoing benefit. See Note 9, "Restructuring and Transaction Related Expenses” to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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

We are executing on the various projects associated with the 1 LKQ Europe plan and expect to be completed by the end of 2027. During the three and nine months ended September 30, 2024, we incurred $12 million and $31 million, respectively, in costs across all three categories noted above. We expect that costs of the plan, reflecting all three categories noted above, will range between $125 million to $155 million for 2024 through the projected plan completion date in 2027. In the future, we may also identify additional initiatives and projects under the 1 LKQ Europe plan that may result in additional expenditures, although we are currently unable to estimate the range of charges for such potential future initiatives and projects. We expect the plan to continue to enable trade working capital and productivity initiatives that will help fund the plan cost.

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

•Segment EBITDA - See Note 19, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.2%	61.0%	61.0%	59.7%
Gross margin	38.8%	39.0%	39.0%	40.3%
Selling, general and administrative expenses	27.1%	27.5%	27.2%	27.5%
Restructuring and transaction related expenses	0.6%	0.8%	0.9%	0.5%
Depreciation and amortization	2.5%	2.1%	2.4%	1.9%
Operating income	8.6%	8.6%	8.4%	10.4%
Total other expense, net	1.6%	1.3%	1.6%	0.6%
Income from continuing operations before provision for income taxes	7.0%	7.4%	6.8%	9.8%
Provision for income taxes	1.7%	1.7%	2.0%	2.5%
Equity in earnings of unconsolidated subsidiaries	0.1%	0.1%	—%	0.1%
Income from continuing operations	5.3%	5.8%	4.9%	7.3%
Net income from discontinued operations	—%	—%	—%	—%
Net income	5.3%	5.9%	4.9%	7.3%
Less: net income attributable to continuing noncontrolling interest	—%	—%	—%	—%
Net income attributable to LKQ stockholders	5.3%	5.8%	4.9%	7.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
	2024	2023	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$3,427	$3,407	(2.8)%	3.1%	0.4%	0.6%
Other revenue	157	161	(2.4)%	0.1%	—%	(2.2)%
Total revenue	$3,584	$3,568	(2.8)%	2.9%	0.3%	0.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 0.6% represented increases in segment revenue of 2.8% in Wholesale - North America and 1.8% in Europe, partially offset by decreases of 10.5% in Self Service and 8.5% in Specialty. This overall increase was driven by a 3.1% increase due to the net impact of acquisitions and divestitures and a 0.4% increase due to fluctuations in foreign exchange rates, partially offset by an organic parts and services revenue decrease of 2.8% (4.3% decrease on a per day basis). The decrease in other revenue of 2.2% was primarily driven by a decrease in organic revenue of $4 million due to lower commodities prices and volumes compared to the prior year period, which resulted in a $4 million decrease in Self Service and a $2 million decrease in Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased to 61.2% of revenue for the three months ended September 30, 2024 from 61.0% of revenue for the three months ended September 30, 2023. Cost of goods sold reflects an increase of 0.7% from Wholesale - North America, partially offset by decreases of 0.3% from Self Service and 0.2% from Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenue decreased to 27.1% for the three months ended September 30, 2024 from 27.5% for the three months ended September 30, 2023. The year over year decrease in SG&A expense primarily reflects impacts of 0.4% related to Wholesale - North America and 0.3% in Europe, partially offset by an increase of 0.2% from Specialty. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Three Months Ended September 30,
	2024		2023		Change
Restructuring expenses	$19	(1)	$24	(2)	$(5)
Transaction related expenses	1		3		(2)
Restructuring and transaction related expenses	$20		$27		$(7)
(1)Restructuring expenses for the three months ended September 30, 2024 primarily consisted of (i) $14 million related to our 2024 Global Restructuring plan, (ii) $4 million related to our acquisition integration plans, and (iii) $1 million related to our 2022 Global Restructuring plan.
(2)Restructuring expenses for the three months ended September 30, 2023 primarily consisted of $20 million related to our acquisition integration plans and $4 million related to our 2022 Global Restructuring plan.

See Note 9, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Three Months Ended September 30,
	2024	2023	Change
Depreciation	$45	$40	$5	(1)
Amortization	47	36	11	(2)
Depreciation and amortization	$92	$76	$16
(1)Depreciation expense increased primarily related to increased capital expenditures in the last three months of 2023 and acquisitions in our Wholesale - North America and Europe segments.
(2)Amortization expense increased primarily due to an increase in Wholesale - North America due to our acquisition of Uni-Select in August 2023.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Three Months Ended September 30,
	2024	2023	Change
Interest expense	$66	$62	$4	(1)
Gains on foreign exchange contracts - acquisition related	—	(3)	3	(2)
Interest income and other income, net	(8)	(14)	6	(3)
Total other expense, net	$58	$45	$13
(1)Interest expense increased primarily due to a $4 million increase from higher outstanding debt in the current year period.
(2)Related to the Uni-Select Acquisition. See Note 2, "Business Combinations" and Note 14, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The decrease in Interest income and other income, net is primarily comprised of a $5 million decrease in interest income, primarily related to interest income on the proceeds from the U.S. Notes (2028/33) that were invested in money market funds in 2023 and individually insignificant decreases which in the aggregate had a $1 million impact.

Provision for Income Taxes

Our effective income tax rate for the three months ended September 30, 2024 was 25.0%, compared to 22.6% for the three months ended September 30, 2023. The increase in the effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is mostly related to favorable discrete items in the prior year of 4.4%, primarily related to the Uni-Select Acquisition foreign exchange forward contract gain, exceeding the favorable discrete items of 2.4% in the current year. Refer to Note 14, "Derivative Instruments and Hedging Activities" for further information on the foreign exchange forward contracts.

See Note 17, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the three months ended September 30, 2024 decreased by $1 million primarily related to a decrease in year over year results in an immaterial investment in our Europe segment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended September 30, 2023, the Czech koruna and Canadian dollar rates used to translate the 2024 statements of income decreased by 3.3% and 1.7%, respectively, while the pound sterling and euro rates increased by 2.7% and 1.0%, respectively. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net negative effect of $0.06 on diluted earnings per share relative to the prior year period primarily related to the gain on the foreign exchange forward contracts in the third quarter of 2023 related to the Uni-Select Acquisition, including the tax effects.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
	2024	2023	Organic	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$10,514	$9,818	(1.8)%	8.7%	0.2%	7.1%
Other revenue	484	547	(11.8)%	0.3%	—%	(11.5)%
Total revenue	$10,998	$10,365	(2.3)%	8.2%	0.2%	6.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

The increase in parts and services revenue of 7.1% represented increases in segment revenue of 16.4% in Wholesale - North America, 2.4% in Europe, and 0.8% in Specialty, partially offset by a decrease of 10.7% in Self Service. This overall increase was driven by an 8.7% increase due to the net impact of acquisitions and divestitures and a 0.2% increase due to fluctuations in foreign exchange rates, partially offset by an organic parts and services revenue decrease of 1.8%. The decrease in other revenue of 11.5% was primarily driven by a decrease in organic revenue of $65 million due to lower commodities prices and volumes compared to the prior year period, which resulted in a $58 million decrease in Self Service and a $9 million decrease in Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased to 61.0% for the nine months ended September 30, 2024 from 59.7% for the nine months ended September 30, 2023. Cost of goods sold primarily reflects an increase of 1.1% from Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenue decreased to 27.2% for the nine months ended September 30, 2024 from 27.5% for the nine months ended September 30, 2023. The year over year decrease in SG&A expense primarily reflects an impact of 0.6% related to Wholesale - North America, partially offset by an increase of 0.2% in Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Restructuring and Transaction Related Expenses

The following table summarizes restructuring and transaction related expenses for the periods indicated (in millions):

	Nine Months Ended September 30,
	2024		2023		Change
Restructuring expenses	$96	(1)	$34	(2)	$62
Transaction related expenses	3		19	(3)	(16)
Restructuring and transaction related expenses	$99		$53		$46
(1)Restructuring expenses for the nine months ended September 30, 2024 primarily consisted of (i) $70 million related to our 2024 Global Restructuring plan, (ii) $20 million related to our acquisition integration plans, (iii) $3 million related to our 1 LKQ Europe plan, and (iv) $3 million related to our 2022 Global Restructuring plan.
(2)Restructuring expenses for the nine months ended September 30, 2023 primarily consisted of (i) $22 million related to our acquisition integration plans, (ii) $11 million related to our 2022 Global Restructuring plan, and (iii) $1 million related to our 1 LKQ Europe plan.

(3)Transaction related expenses for the nine months ended September 30, 2023 primarily related to external costs such as legal, accounting and advisory fees related to completed and potential acquisitions (including Uni-Select transaction costs).

See Note 9, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on our restructuring and acquisition integration plans.

Depreciation and Amortization

The following table summarizes depreciation and amortization for the periods indicated (in millions):

	Nine Months Ended September 30,
	2024	2023	Change
Depreciation	$132	$114	$18	(1)
Amortization	136	81	55	(2)
Depreciation and amortization	$268	$195	$73
(1)Depreciation expense increased primarily related to increased capital expenditures in the last three months of 2023 and acquisitions in our Wholesale - North America and Europe segments.
(2)Amortization expense increased primarily due to an increase in Wholesale - North America due to our acquisition of Uni-Select in August 2023.

Total Other Expense, Net

The following table summarizes Total other expense, net for the periods indicated (in millions):

	Nine Months Ended September 30,
	2024	2023	Change
Interest expense	$196	$150	$46	(1)
Gains on foreign exchange contracts - acquisition related	—	(49)	49	(2)
Interest income and other income, net	(17)	(34)	17	(3)
Total other expense, net	$179	$67	$112
(1)Interest expense increased primarily due to (i) a $48 million increase from higher outstanding debt primarily related to the permanent financing for the Uni-Select Acquisition and (ii) a $7 million increase from higher interest rates in the first nine months of 2024 compared to the prior year period, partially offset by (iii) a $9 million decrease related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition in the first nine months of 2023.
(2)Related to the Uni-Select Acquisition. See Note 2, "Business Combinations" and Note 14, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
(3)The decrease in Interest income and other income, net is primarily comprised of (i) an $11 million decrease in interest income, primarily related to interest income on the proceeds from the U.S. Notes (2028/33) that were invested in money market funds in 2023, (ii) a $5 million decrease from funds received to settle an eminent domain matter in 2023, and (iii) individually insignificant decreases which in the aggregate had a $1 million impact.

Provision for Income Taxes

Our effective income tax rate for the nine months ended September 30, 2024 was 28.8%, compared to 25.9% for the nine months ended September 30, 2023. The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily attributable to a 2.9% year over year unfavorable impact of discrete items, mostly related to the unfavorable tax effects of the 2024 Global Restructuring Plan impairments in the current year and the favorable tax effects from the Uni-Select Acquisition foreign exchange forward contract gain in the prior year. Refer to Note 9, "Restructuring and Transaction Related Expenses" for further information on the impairments and Note 14, "Derivative Instruments and Hedging Activities" for further information on the foreign exchange forward contracts.

See Note 17, "Income Taxes" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries for the nine months ended September 30, 2024 decreased by $6 million compared to the nine months ended September 30, 2023, primarily related to a decrease in year over year results reported by Mekonomen, which is our largest equity method investment.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the nine months ended September 30, 2023, the Czech koruna and Canadian dollar rates used to translate the 2024 statements of income decreased by 4.6% and 1.1%, respectively, while the pound sterling and euro rates increased by 2.6% and 0.4%, respectively. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net negative effect of $0.19 on diluted earnings per share relative to the prior year period primarily related to the $49 million pretax gain on the foreign exchange forward contracts in the first nine months of 2023 related to the Uni-Select Acquisition.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,423		$1,387		$4,396		$3,815
Europe	1,613		1,584		4,896		4,777
Specialty	417		456		1,305		1,294
Self Service	131		141		401		479
Total third party revenue	$3,584		$3,568		$10,998		$10,365
Total Revenue
Wholesale - North America	$1,423		$1,387		$4,397		$3,815
Europe	1,613		1,584		4,896		4,777
Specialty	419		457		1,308		1,297
Self Service	131		141		401		479
Eliminations	(2)		(1)		(4)		(3)
Total revenue	$3,584		$3,568		$10,998		$10,365
Segment EBITDA
Wholesale - North America	$228	16.1%	$236	17.0%	$728	16.6%	$736	19.3%
Europe	165	10.2%	147	9.3%	482	9.8%	486	10.2%
Specialty	31	7.3%	40	8.6%	99	7.6%	113	8.7%
Self Service	10	7.3%	(1)	(0.6)%	39	9.7%	28	6.0%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our CODM, our Chief Executive Officer, is Segment EBITDA. We use Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses; change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict. See Note 19, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
Wholesale - North America	2024	2023	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$1,349	$1,312	(6.1)%	(1)	9.1%	(3)	(0.2)%	2.8%
Other revenue	74	75	(2.4)%	(2)	0.3%		(0.1)%	(2.2)%
Total third party revenue	$1,423	$1,387	(5.9)%		8.6%		(0.1)%	2.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue decreased 6.1% (7.5% on a per day basis) for the three months ended September 30, 2024 compared to the prior year period. This decline was primarily driven by a reduction in paint revenue, related to increased competition, and a decrease in aftermarket collision volumes. The latter was negatively impacted by fewer repairable claims, which we believe are mostly attributable to difficult economic conditions and, to a lesser extent, inventory availability issues due to delays in inbound deliveries. Additionally, adverse weather conditions caused by hurricane Helene led to temporary operational closures in the southeast region, which had a small but negative impact on revenue towards the end of September 2024.
(2)Other organic revenue decreased 2.4%, or $2 million, year over year primarily related to a $2 million decrease in revenue from precious metals due to lower prices and lower volumes.
(3)Acquisition and divestiture parts and services revenue was an increase of $119 million, or 9.1%, primarily due to the acquisition of Uni-Select in the third quarter of 2023. See Note 2, "Business Combinations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the acquisition of Uni-Select.

Segment EBITDA

Segment EBITDA decreased $8 million, or 2.9%, for the three months ended September 30, 2024 compared to the prior year period, primarily due to the organic revenue decline, continued inflationary pressures, unfavorable commodities prices and a decrease in salvage margins, partially offset by cost savings initiatives, acquisition related synergies, lower incentive compensation for the three months ended September 30, 2024, and positive impacts from the acquisition of Uni-Select in the third quarter of 2023 (Uni-Select increases Segment EBITDA dollars but dilutes the Segment EBITDA percentage). We estimate that precious metals and scrap steel prices had a net unfavorable effect of $4 million, or 0.3%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2023	17.0%
Increase (decrease) due to:
Change in gross margin	(1.8)%	(1)
Change in segment operating expenses	0.9%	(2)
Segment EBITDA for the three months ended September 30, 2024	16.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in gross margin of 1.8% was driven by decreases in salvage margins tied to softening salvage revenue, a decline in commodities prices and the related mix effect resulting from lower aftermarket revenue, which has a higher margin than our other wholesale lines. Additionally, gross margin was negatively affected by the dilutive nature of the acquisition of Uni-Select, which changed the segment's product mix to reflect a greater percentage of paint, body and equipment and maintenance product lines. These product lines have a lower gross margin structure than our other wholesale product lines. The year over year effect was noted through the third quarter, and the impact has now been annualized.
(2)    The decrease in segment operating expenses as a percentage of revenue primarily reflects favorable impacts of (i) 0.8% related to lower incentive compensation and (ii) 0.3% in other personnel costs primarily related to higher operating leverage, partially offset by (iii) other individually immaterial factors representing a 0.2% unfavorable impact in the aggregate.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
Europe	2024	2023	Organic		Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$1,609	$1,581	1.8%	(1)	(1.0)%	0.9%	1.8%
Other revenue	4	3	33.2%		(0.5)%	2.9%	35.6%
Total third party revenue	$1,613	$1,584	1.9%		(1.0)%	0.9%	1.9%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended September 30, 2024 increased by 1.8% (0.1% on a per day basis), primarily driven by an increased number of selling days in the current quarter compared to the prior year period. On a per day basis, organic revenue was roughly flat as the effects of pricing initiatives to offset increased costs resulting from inflationary pressures were mostly offset by decreased overall volumes, despite increases in several markets, as a result of difficult economic conditions and heightened competition in certain markets.
(2)Acquisition and divestiture revenue was a net decrease of $16 million, or 1.0%, primarily related to our divestment of three wholesale businesses in 2024.
(3)Exchange rates increased our revenue growth by $15 million, or 0.9%, primarily due to the weaker U.S. dollar against the pound sterling and euro, partially offset by the stronger U.S. dollar against the Czech koruna for the three months ended September 30, 2024 relative to the prior year period.

Segment EBITDA

Segment EBITDA increased $18 million, or 12.1%, for the three months ended September 30, 2024 compared to the prior year period. On a constant currency basis (i.e., excluding translation impact), Segment EBITDA increased by $17 million, or 11.2%, compared to the prior year period. The increase in dollar terms is mainly attributable to organic revenue growth of $30 million and a decrease in segment operating expenses largely driven by an $11 million charge in the prior year to settle a value-added tax issue in Italy. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the three months ended September 30, 2024.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2023	9.3%
Increase (decrease) due to:
Change in gross margin	0.1%
Change in segment operating expenses	0.7%	(1)
Change in other income and expenses, net	0.1%
Segment EBITDA for the three months ended September 30, 2024	10.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The decrease in segment operating expenses as a percentage of revenue primarily reflects a favorable impact of 0.7% due to the settlement of a value-added tax issue in Italy in the prior year.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
Specialty	2024	2023	Organic (1)	Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$417	$456	(8.5)%	0.2%	(0.1)%	(8.5)%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$417	$456	(8.5)%	0.2%	(0.1)%	(8.5)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the three months ended September 30, 2024 decreased by 8.5% (10.0% on a per day basis) primarily due to demand softness in the automotive and recreational vehicle ("RV") product lines, as automotive and RV unit retail sales have declined year over year.

Segment EBITDA

Segment EBITDA decreased $9 million, or 22.7%, for the three months ended September 30, 2024 compared to the prior year period primarily due to the organic revenue decline and higher credit loss reserves.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2023	8.6%
Increase (decrease) due to:
Change in gross margin	0.3%	(1)
Change in segment operating expenses	(1.6)%	(2)
Segment EBITDA for the three months ended September 30, 2024	7.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin was primarily driven by lower discounts to offset increased costs from inflationary pressures.
(2)    The increase in segment operating expenses as a percentage of revenue was primarily due to unfavorable impacts of (i) 0.8% related to higher credit loss reserves compared to the prior year period, (ii) 0.4% in personnel costs as a result of lower operating leverage, (iii) 0.3% due to duplicate facility costs associated with consolidating distribution centers, and (iv) other individually immaterial factors representing a 0.1% unfavorable impact in the aggregate.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Three Months Ended September 30,		Percentage Change in Revenue
Self Service	2024	2023	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$52	$58	(10.5)%	(1)	—%	—%	(10.5)%
Other revenue	79	83	(3.8)%	(2)	—%	—%	(3.8)%
Total third party revenue	$131	$141	(6.6)%		—%	—%	(6.6)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)Parts and services organic revenue decreased 10.5% for the three months ended September 30, 2024 compared to the prior year period, primarily driven by lower parts volumes from a reduced number of customer admissions.
(2)Other organic revenue decreased 3.8%, or $4 million, year over year due to a $2 million decrease in revenue from scrap steel primarily related to lower volumes and a $2 million decrease in revenue from precious metals due to lower prices and lower volumes.

Segment EBITDA

Segment EBITDA increased $11 million for the three months ended September 30, 2024 compared to the prior year period. The increase is driven by improved vehicle procurement costs, operational productivity initiatives and more favorable movements in scrap steel prices, partially offset by lower volumes compared to the prior year period. During the three months ended September 30, 2024, scrap steel prices had a $1 million unfavorable impact on Segment EBITDA, compared to a $6 million unfavorable impact during the three months ended September 30, 2023. The unfavorable impacts for the three months ended September 30, 2024 resulted from the decrease in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the three months ended September 30, 2023	(0.6)%
Increase (decrease) due to:
Change in gross margin	8.3%	(1)
Change in segment operating expenses	(0.4)%	(2)
Segment EBITDA for the three months ended September 30, 2024	7.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin is primarily attributable to improvements in vehicle procurement costs and improved commodities prices.
(2)    The increase in segment operating expenses as a percentage of revenue reflects negative leverage effect of 0.8% from decreases in metals revenue, partially offset by other individually immaterial factors representing a 0.4% favorable impact in the aggregate.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Wholesale - North America

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Wholesale - North America segment (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
Wholesale - North America	2024	2023	Organic		Acquisition and Divestiture		Foreign Exchange	Total Change
Parts & services revenue	$4,169	$3,581	(5.0)%	(1)	21.5%	(3)	(0.1)%	16.4%
Other revenue	227	234	(3.8)%	(2)	0.6%		(0.1)%	(3.2)%
Total third party revenue	$4,396	$3,815	(4.9)%		20.2%		(0.1)%	15.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue decreased 5.0% (5.4% on a per day basis) for the nine months ended September 30, 2024 compared to the prior year period. This decline was primarily driven by a reduction in aftermarket collision volumes, which were negatively impacted by a reduction in repairable claims. We believe this is mainly attributable to difficult economic conditions. Additionally, organic revenue was negatively impacted by a reduction in paint revenue related to increased competition, comparatively warmer weather in the first quarter of 2024 which reduced backlog at body shops going into the second quarter of 2024 and, to a lesser extent, inventory availability issues due to delays in inbound deliveries.
(2)Other organic revenue decreased 3.8%, or $9 million, year over year primarily related to (i) a $16 million decrease in revenue from precious metals due to lower prices and (ii) a $1 million decrease in revenue from scrap steel due to lower prices, partially offset by (iii) an $8 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices and higher volumes.
(3)Acquisition and divestiture parts and services revenue was an increase of $769 million, or 21.5%, primarily due to the acquisition of Uni-Select in the third quarter of 2023. See Note 2, "Business Combinations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the acquisition of Uni-Select.

Segment EBITDA

Segment EBITDA decreased $8 million, or 1.0%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to lower aftermarket volumes, continued inflationary pressures, lower precious metals pricing and a decrease in salvage margins, partially offset by positive impacts from the acquisition of Uni-Select in the third quarter of 2023 (Uni-Select increases Segment EBITDA dollars but dilutes the Segment EBITDA percentage), cost savings initiatives, acquisition related synergies, and lower incentive compensation for the nine months ended September 30, 2024. We estimate that precious metals and scrap steel prices had a net unfavorable effect of $17 million, or 0.4%, on Segment EBITDA margin relative to the comparable prior year period.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Wholesale - North America segment:

Wholesale - North America	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2023	19.3%
Increase (decrease) due to:
Change in gross margin	(4.1)%	(1)
Change in segment operating expenses	1.6%	(2)
Change in other income and expenses, net	(0.2)%	(3)
Segment EBITDA for the nine months ended September 30, 2024	16.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

(1)    The decrease in gross margin of 4.1% was driven by the dilutive nature of the acquisition of Uni-Select, which changed the segment's product mix to reflect a greater percentage of paint, body and equipment and maintenance product lines. These product lines have a lower gross margin structure than our other wholesale product lines. The year over year effect was noted through the third quarter, and the impact now has been annualized. Additionally, gross margin was negatively affected by the related mix effect resulting from lower aftermarket revenue, which has a higher margin than our other wholesale lines as well as decreases in salvage margins tied to softening salvage revenue and a decline in commodities prices.
(2)    The decrease in segment operating expenses as a percentage of revenue primarily reflects favorable impacts of (i) 0.7% from lower incentive compensation, (ii) 0.3% from decreased freight, vehicle, and fuel costs, (iii) 0.2% from higher charitable contributions in the prior year period and (iv) other individually immaterial factors representing a 0.4% favorable impact in the aggregate.
(3)    The unfavorable impact in other income and expenses, net was primarily related to funds received to settle an eminent domain matter in 2023.

Europe

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Europe segment (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
Europe	2024	2023	Organic		Acquisition and Divestiture (2)	Foreign Exchange (3)	Total Change
Parts & services revenue	$4,879	$4,762	1.6%	(1)	0.4%	0.5%	2.4%
Other revenue	17	15	15.0%		(0.1)%	0.9%	15.9%
Total third party revenue	$4,896	$4,777	1.6%		0.4%	0.5%	2.5%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the nine months ended September 30, 2024 increased by 1.6% (1.0% on a per day basis), primarily driven by increased volumes in the first quarter of 2024 and, to a lesser extent, pricing initiatives to offset increased costs resulting from inflationary pressures.
(2)Acquisition and divestiture revenue was a net increase of $18 million, or 0.4%, primarily related to our acquisition of six wholesale businesses from the beginning of 2023 through the one-year anniversary of the acquisition dates, partially offset by our divestment of three wholesale businesses in 2024.
(3)Exchange rates increased our revenue growth by $23 million, or 0.5%, primarily due to the weaker U.S. dollar against the pound sterling and euro, partially offset by the stronger U.S. dollar against the Czech koruna for the nine months ended September 30, 2024 relative to the prior year period.

Segment EBITDA

Segment EBITDA decreased $4 million, or 0.9%, for the nine months ended September 30, 2024 compared to the prior year period. On a constant currency basis (i.e., excluding translation impact), Segment EBITDA decreased by $6 million, or 1.3%, compared to the prior year period. The decrease in dollar terms is mainly attributable to lower gross margin and the negative impact of higher operating expenses that more than offset the effects of organic revenue growth of $78 million. Refer to the Foreign Currency Impact discussion within the Results of Operations–Consolidated section above for further detail regarding foreign currency impact on our results for the nine months ended September 30, 2024.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Europe segment:

Europe	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2023	10.2%
Increase (decrease) due to:
Change in gross margin	(0.5)%	(1)
Segment EBITDA adjustments	0.3%	(1)
Change in segment operating expenses	(0.2)%	(2)
Segment EBITDA for the nine months ended September 30, 2024	9.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin was primarily attributable to unfavorable customer mix and inflationary pressures that were not fully offset by pricing initiatives. Additionally, reported gross margin includes a 0.3% reduction primarily related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan. These costs are excluded from the calculation of Segment EBITDA. See Note 9, "Restructuring and Transaction Related Expenses" and Note 19, "Segment and Geographic Information" for further information.
(2)The increase in segment operating expenses as a percentage of revenue reflects unfavorable impacts of (i) 0.2% from increased personnel costs mainly due wage inflation, (ii) 0.2% from increased outbound freight and logistics costs, (iii) 0.2% from professional fees related to several strategic central and regional information technology initiatives, and (iv) other individually immaterial factors representing a 0.1% unfavorable impact in aggregate, partially offset by favorable impacts of (v) 0.3% due to lower energy and utilities costs compared to the prior year period across all geographies, and (vi) 0.2% due to the settlement of a value-added tax issue in Italy in the prior year.

Specialty

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Specialty segment (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
Specialty	2024	2023	Organic (1)	Acquisition and Divestiture (2)	Foreign Exchange	Total Change
Parts & services revenue	$1,305	$1,294	(4.1)%	5.1%	(0.1)%	0.8%
Other revenue	—	—	—%	—%	—%	—%
Total third party revenue	$1,305	$1,294	(4.1)%	5.1%	(0.1)%	0.8%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue for the nine months ended September 30, 2024 decreased by 4.1% (4.6% on a per day basis) primarily due to demand softness in the RV and automotive product lines, as unit retail sales for RV and certain automotive categories have declined year over year.
(2)Acquisition and divestiture revenue was a net increase of $66 million, or 5.1%, primarily related to our acquisition of one Specialty business in 2023.

Segment EBITDA

Segment EBITDA decreased $14 million, or 12.4%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to the organic revenue decline and the decline in gross margin as explained below.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Specialty segment:

Specialty	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2023	8.7%
Increase (decrease) due to:
Change in gross margin	(0.6)%	(1)
Change in segment operating expenses	(0.5)%	(2)
Segment EBITDA for the nine months ended September 30, 2024	7.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)The decrease in gross margin was primarily driven by higher discounts to help maintain sales volume in the first six months of the year.
(2)    The increase in segment operating expenses as a percentage of revenue was primarily due to unfavorable impacts of 0.3% related to higher credit loss reserves compared to the prior year and 0.2% due to duplicate facility costs associated with consolidating distribution centers.

Self Service

Third Party Revenue

The following table summarizes the changes in third party revenue by category in our Self Service segment (in millions):

	Nine Months Ended September 30,		Percentage Change in Revenue
Self Service	2024	2023	Organic		Acquisition and Divestiture	Foreign Exchange	Total Change
Parts & services revenue	$161	$181	(10.7)%	(1)	—%	—%	(10.7)%
Other revenue	240	298	(19.5)%	(2)	—%	—%	(19.5)%
Total third party revenue	$401	$479	(16.2)%		—%	—%	(16.2)%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)Parts and services organic revenue decreased 10.7% (11.1% on a per day basis) for the nine months ended September 30, 2024 compared to the prior year period, primarily driven by lower parts volumes from a reduced number of customer admissions.
(2)Other organic revenue decreased 19.5%, or $58 million, year over year due to a $32 million decrease in revenue from precious metals due to lower prices and lower volumes and a $26 million decrease in revenue from scrap steel primarily related to lower volumes and, to a lesser extent, lower prices.

Segment EBITDA

Segment EBITDA increased $11 million, or 36.2%, for the nine months ended September 30, 2024 compared to the prior year period. This is driven by improved vehicle procurement costs and operational productivity, partially offset by lower volumes and lower commodities prices compared to the prior year period. Decreases in precious metals prices contributed an estimated $13 million decline in Segment EBITDA relative to the nine months ended September 30, 2023. During the nine months ended September 30, 2024, scrap steel prices had a $2 million unfavorable impact on Segment EBITDA, compared to a $3 million favorable impact during the nine months ended September 30, 2023. The unfavorable impacts for the nine months ended September 30, 2024 resulted from decreases in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.

The following table summarizes the changes in Segment EBITDA as a percentage of revenue in our Self Service segment:

Self Service	Percentage of Total Segment Revenue
Segment EBITDA for the nine months ended September 30, 2023	6.0%
Increase (decrease) due to:
Change in gross margin	6.4%	(1)
Change in segment operating expenses	(2.7)%	(2)
Segment EBITDA for the nine months ended September 30, 2024	9.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.
(1)    The increase in gross margin is attributable to improvements in vehicle procurement costs, partially offset by lower commodities prices.
(2)    The increase in segment operating expenses as a percentage of revenue reflects negative leverage effect of 4.2% from decreases in metals revenue, partially offset by other individually immaterial factors representing a 1.5% favorable impact in the aggregate.

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

The following table summarizes liquidity data as of the dates indicated (in millions):

	September 30, 2024	December 31, 2023
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	713	914
Less: Letters of credit	116	110
Availability under credit revolving facilities	1,171	976
Add: Cash and cash equivalents	353	299
Total liquidity	$1,524	$1,275

We had $1,171 million available under our revolving credit facilities as of September 30, 2024. Combined with $353 million of cash and cash equivalents at September 30, 2024, we had $1,524 million in available liquidity, an increase of $249 million from our available liquidity as of December 31, 2023, primarily as a result of reducing our revolving credit facilities borrowings by $201 million.

As of September 30, 2024, we had $4,371 million total debt outstanding and $44 million current debt, including the following senior debt (in millions):

		September 30, 2024
	Maturity Date	Interest Rate		Amount Outstanding
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	6.32%		$500
Revolving credit facilities	January 2028	6.33%	(1)	713

Senior Unsecured Term Loan Agreement:
Term loan payable (CAD 700 million)	July 2026	5.92%		518

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600
Euro Notes (2028) (€250 million)	April 2028	4.13%		278
Euro Notes (2031) (€750 million)	March 2031	4.13%		835
(1)    Interest rate derived via a weighted average

In March 2024, we completed an offering of €750 million aggregate principal amount of the 4.125% Euro Notes (2031). We used the net proceeds from the offering and cash on hand to pay outstanding indebtedness, including all of the outstanding €500 million aggregate principal amount of the 3.875% Euro Notes (2024) and revolver borrowings, and pay accrued interest and related fees, premiums and expenses.

We believe that our current liquidity, cash expected to be generated by operating activities in future periods and access to capital markets will be sufficient to meet our current operating and capital requirements. Our capital allocation strategy includes spending to support growth driven capital projects, returning stockholder value through the payment of dividends and repurchasing shares of our common stock, completing highly synergistic tuck-in acquisitions and debt repayment.

A summary of the dividend activity for our common stock for the nine months ended September 30, 2024 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 20, 2024	March 14, 2024	March 28, 2024
$0.30	April 22, 2024	May 16, 2024	May 30, 2024
$0.30	July 23, 2024	August 15, 2024	August 29, 2024

On October 22, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on November 27, 2024, to stockholders of record at the close of business on November 14, 2024.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,524 million of total liquidity as of September 30, 2024 and $44 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of September 30, 2024. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of September 30, 2024:

	Covenant Level	Ratio Achieved as of September 30, 2024
Maximum total leverage ratio	4.00 : 1.00	2.4
Minimum interest coverage ratio	3.00 : 1.00	7.6

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

As part of our effort to improve our operating cash flows, we may negotiate payment term extensions with suppliers. These efforts are supported by our supply chain finance programs. See Note 12, "Supply Chain Financing" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our supply chain financing arrangements.

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts outstanding, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 6.0% at September 30, 2024. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.5% at September 30, 2024. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at SOFR plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the CORRA for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 13, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest. The interest rate swaps are described in Note 14, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,731 million and $1,943 million at September 30, 2024 and December 31, 2023, respectively. Of these amounts, there were no current maturities at September 30, 2024 or December 31, 2023.

The scheduled maturities of long-term obligations outstanding at September 30, 2024 are as follows (in millions):

Amount
Three months ending December 31, 2024 (1)	$17
Years ending December 31:
2025	38
2026	1,042
2027	17
2028	1,801
Thereafter	1,456
Total debt (2)	$4,371
(1)Long-term obligations maturing by December 31, 2024 include $8 million of short-term debt that may be extended beyond the current year ending December 31, 2024.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $35 million as of September 30, 2024).

As of September 30, 2024, the Company had cash and cash equivalents of $353 million, of which $289 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

The following table sets forth a summary of our aftermarket and manufactured inventory procurement for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Wholesale - North America	$448	$423	$25	$1,498	$959	$539	(1)
Europe	946	930	16	2,830	2,764	66	(2)
Specialty	290	356	(66)	969	916	53	(3)
Total	$1,684	$1,709	$(25)	$5,297	$4,639	$658
(1)Inventory purchases across the Wholesale - North America segment increased in the nine months ended September 30, 2024 compared to the prior year period primarily due to the acquisition of Uni-Select.
(2)The increase in inventory purchases in our Europe segment included an increase of $25 million attributable to the increase in the value of the pound sterling and, to a lesser extent, the euro in the nine months ended September 30, 2024 compared to the prior year period.
(3)The increase in inventory purchases in the Specialty segment compared to the prior year period was primarily due to lower purchasing activity in the prior year as purchasing activity was reduced to align inventory levels with demand.

The following table sets forth a summary of our global wholesale salvage and self service procurement for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Wholesale - North America salvage vehicles	62	60	3.3%	189	189	—%
Europe wholesale salvage vehicles	6	7	(14.3)%	22	22	—%
Self Service salvage vehicles	117	117	—%	340	397	(14.4)%

Self Service salvage purchases decreased in the nine months ended September 30, 2024 relative to the prior year period due to a focus on reducing car cost.

The following table summarizes the components of the year over year changes in cash provided by operating activities (in millions):

	Operating Cash
Net cash provided by operating activities for the nine months ended September 30, 2023	$1,144
Increase (decrease) due to:
Working capital accounts: (1)
Receivables	(19)
Inventories	(176)
Accounts payable	53
Other operating activities	(116)	(2)
Net cash provided by operating activities for the nine months ended September 30, 2024	$886
(1)    Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period.
•Inventories represented $176 million in incremental cash outflows in the first nine months of 2024 compared to the same period of 2023, including $112 million in our Europe segment primarily due to lower purchasing levels in the prior period following higher purchasing levels in 2022 due to restocking efforts to rebuild inventory levels, $40 million in our Specialty segment due to the benefit in the prior year period of decreasing inventory purchasing levels to align with softening demand and $28 million in our Wholesale - North America segment, partially offset by our Self Service segment which contributed a $4 million higher cash inflow.
•Accounts payable produced $53 million in incremental cash inflows in the first nine months of 2024 compared to the same period of 2023. This was primarily attributable to higher cash inflows in our Wholesale - North America segment of $34 million and $15 million in our Specialty segment due to timing of payments.
(2)    Primarily reflects the aggregate effect of lower cash earnings and higher interest payments (primarily due to additional borrowings for the Uni-Select Acquisition and higher interest rates), partially offset by lower cash paid for taxes during the nine months ended September 30, 2024 compared to the same period of 2023.

Net cash used in investing activities totaled $300 million and $2,389 million during the nine months ended September 30, 2024 and 2023, respectively. We invested $46 million and $2,199 million of cash in business acquisitions during the nine months ended September 30, 2024 and 2023, respectively. Property, plant and equipment purchases were $225 million in the nine months ended September 30, 2024 compared to $233 million in the prior year period. During the nine months ended September 30, 2023, we settled our foreign exchange forward contracts with the counterparties and received $49 million due primarily to strengthening in the Canadian exchange rate relative to the contract rates.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$886	$1,144
Less: purchases of property, plant and equipment	225	233
Free cash flow	$661	$911

For the nine months ended September 30, 2024, net cash used in financing activities totaled $516 million compared to net cash provided by financing activities of $1,391 million for the same period in 2023. The decrease is primarily due to proceeds (net of unamortized bond discounts) of $1,394 million from the issuance of the U.S. Notes (2028/33) for the nine months ended September 30, 2023. Cash outflows for share repurchases were $280 million and dividends paid were $240 million for the nine months ended September 30, 2024 compared to $8 million for share repurchases and $222 million for dividends paid for the same period of 2023. Net debt borrowings (net of unamortized bond discounts) were $45 million for the nine months ended September 30, 2024 compared to $282 million (excluding proceeds from the issuance of the U.S. Notes (2028/33) of $1,394 million) for the same period of 2023.

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

Summarized Guarantor Financial Information

Our U.S. Notes (2028/2033) and Euro Notes (2031) are guaranteed on a senior, unsecured basis by certain of our subsidiaries (each, a “subsidiary guarantor” and, together with LKQ, the “Obligor Group”), which are listed in Exhibit 22.1 in Part II, Item 6 of this Quarterly Report on Form 10-Q. The guarantees are full and unconditional, joint and several, and subject to certain conditions for release. See Note 13, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to the Euro Notes (2031) and Note 19, "Long-Term Obligations" in Item 8 of Part II of our 2023 Form 10-K for information related to the U.S. Notes (2028/2033).

Holders of the notes have a direct claim only against the Obligor Group. The following summarized financial information is presented for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary.

Summarized Statements of Income (in millions)

	Nine Months Ended September 30, 2024	Fiscal Year Ended December 31, 2023 (2)
Revenue	$5,347	$6,954
Cost of goods sold	3,211	4,079
Gross margin (1)	2,136	2,875
Income from continuing operations	329	602
Net income	$329	$589
(1)Guarantor subsidiaries recorded $41 million and $53 million of net sales to and $157 million and $203 million of purchases from non-guarantor subsidiaries for the nine months ended September 30, 2024 and fiscal year ended December 31, 2023, respectively.
(2)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part II, Item 6 of this Quarterly Report on Form 10-Q.

Summarized Balance Sheets (in millions)

	September 30, 2024	December 31, 2023 (1)
Current assets	$2,253	$2,167
Noncurrent assets	5,762	5,699
Current liabilities (2)	1,059	925
Noncurrent liabilities	4,201	4,031
(1)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part II, Item 6 of this Quarterly Report on Form 10-Q.
(2)Current liabilities for guarantor subsidiaries included $111 million of short term notes payable to non-guarantor subsidiaries as of September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a stock repurchase program under which we are able to purchase our common stock from time to time. On October 22, 2024, our Board of Directors authorized a $1,000 million increase to our existing stock repurchase program, raising the aggregate program authorization to $4,500 million, and extended the duration through October 25, 2026. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

The following table summarizes our stock repurchases for the three months ended September 30, 2024 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2024 - July 31, 2024	1.3	$42.33	1.3	$866
August 1, 2024 - August 31, 2024	1.6	$40.52	1.6	$801
September 1, 2024 - September 30, 2024	0.1	$41.43	0.1	$796
Total	3.0		3.0
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

Certain of the Company’s directors or executive officers execute purchases and sales of the Company's common stock through Rule 10b5-1(c) and "non-Rule 10b5-1 trading arrangements." The following table describes an equity trading plan adopted by one of our directors during the three months ended September 30, 2024 (in millions):

Name and title	Type of Plan	Adoption Date(1)	Scheduled Expiration Date of Trading Plan	Maximum Shares Subject to Trading Plan
Dominick Zarcone Director and Executive Officer	Rule 10b5-1 trading plan	September 5, 2024	December 31, 2026	0.3
(1)Dominick Zarcone entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on September 5, 2024. Mr. Zarcone's plan provides for the sale of up to 0.3 million shares. The term of the plan is from and starting on January 2, 2025 to and including December 31, 2026.

Other than those disclosed above, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2024.

Item 6. Exhibits

Exhibit	Description
22.1	Subsidiary Guarantor of Guaranteed Securities.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 2024.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Todd G. Cunningham
Todd G. Cunningham
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)