Form 10-K
period 2024-12-31
LKQ CORP
filed 2025-02-20
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
————————————————————
FORM 10-K
————————————————————
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-42002
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2024, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $10.9 billion (based on the closing sale price on The Nasdaq Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 14, 2025 was 259,154,784.

Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2025, described in Part III hereof, are incorporated by reference in this report.

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

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website at www.lkqcorp.com ("Website") as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

We routinely post important information on our Website in the “Investor Relations” section. We also may use our Website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our Website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, our Website is not incorporated by reference into, and is not a part of, this document.

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

Our Wholesale - North America segment is a leading provider of alternative vehicle collision replacement products, paint and related body repair products, and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. Our Europe segment is a leading provider of alternative vehicle replacement and maintenance products in Germany, the United Kingdom ("U.K."), the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, France and various other European countries. Our Specialty segment is a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada. Our Self Service segment operates self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles.

In 2023, we acquired Uni-Select Inc. ("Uni-Select"), a leading distributor of automotive refinish and industrial coatings and related products in North America through its FinishMaster business and a leading distributor of automotive maintenance parts and accessories serving the Canadian market through its Canadian Automotive Group business. This acquisition complemented our existing North American paint distribution operations and provided a scaled position in the Canadian replacement and maintenance parts market, with opportunity for future consolidation and growth.

We are organized into four operating segments: Wholesale - North America; Europe; Specialty; and Self Service, each of which is presented as a reportable segment. See Note 25, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.

STRATEGY

Our mission is to be the leading global value-added and sustainable distributor of vehicle parts and accessories by offering our customers the most comprehensive, available and cost-effective selection of parts and service solutions while building strong partnerships with our employees and the communities in which we operate. To achieve this mission, our strategy focuses on executing three key initiatives:

Capitalizing on profitable growth opportunities

We are dedicated to building competitive advantages and maintaining our leadership positions in the markets in which we operate. We focus on driving profitable growth and increasing free cash flow while maintaining a strong balance sheet. We foster an entrepreneurial and employee-centric culture that enables agility and innovation, empowering our businesses to succeed in the markets they serve. To continuously enhance the quality of our portfolio, our growth strategy is driven by organic investments in automation, productivity improvements, talent development, and strategic acquisitions.

Expanding our lean operating model

We are committed to generating sustainable returns on invested capital by driving operational excellence and lean management across our businesses. We continuously evaluate and pursue opportunities to improve efficiency, margins and returns on invested capital. Through targeted productivity initiatives and a disciplined approach to cost management, we drive performance across key metrics, such as free cash flow generation, organic growth and profit margins. Our current initiatives include optimizing working capital through expansion of our vendor financing program, enhancing margins through our inventory optimization efforts and reducing selling, general and administrative costs through streamlining our footprint and reducing complexity across our business.

Disciplined capital allocation and portfolio simplification

We are focused on maximizing return on investment though efficient allocation of capital. We seek to deploy capital for acquisitions in attractive growth areas. We apply strict criteria, targeting accretive tuck-in acquisition opportunities with high synergies that align with the core businesses in our strategic framework. We proactively divest businesses that no longer align with our strategic vision, financial objectives or have limited long-term value potential, as demonstrated by our divestment of certain of our operations in Poland in 2024. Finally, we maintain a prudent and disciplined financial policy that prioritizes returning cash to shareholders through dividends and share repurchases, while maintaining our investment grade credit rating.

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

In August 2023, we acquired Uni-Select, including Canadian Automotive Group, a leading distributor of automotive parts and accessories serving the Canadian market, which provided entry to the Canadian mechanical parts space; and FinishMaster, a leading distributor of paint and related products and supplies, which expanded our existing North American paint business, collectively now branded as LKQ Refinish.

Inventory

Our aftermarket products encompass items commonly prone to damage in a collision, including bumper covers, automotive body panels, and lights, as well as paint and paint related consumables for refinishing vehicles. Additionally, through the acquisition of Canadian Automotive Group, we have broadened our product offerings to include a range of mechanical automotive parts and accessories. Platinum Plus is our exclusive product line offered under the Keystone brand of aftermarket products. We also offer a product line called "Value Line" for more value conscious, often self-pay, consumers. We receive certifications on certain of our products from Certified Automotive Parts Association, an independent organization that evaluates the quality of our parts compared to OEM collision replacement products. Our salvage products include both mechanical and collision parts, including engines; transmissions; door assemblies; sheet metal products such as trunk lids, fenders and hoods; lights; and bumper assemblies.

The aftermarket products we distribute are purchased from independent manufacturers and distributors located primarily in North America and Asia, principally Taiwan. In 2024, approximately 49% of our aftermarket purchases were made from our top six vendors, with our largest vendor providing approximately 19% of our annual inventory purchases for the Wholesale - North America segment. This is primarily related to our acquisition of FinishMaster, where we obtained a strategic relationship with a supplier for paint and related products. This partnership will continue to play a key role in the expansion of our offerings for paint and related products. We believe we are one of the largest customers of each of these suppliers. Outside of this group, no other supplier provided more than 4% of our supply of aftermarket products in 2024. We purchased approximately 56% of our aftermarket products in 2024 from vendors located in the U.S.; however, we believe the majority of these products were manufactured in Taiwan, Mexico or other foreign countries, with the remaining aftermarket products being purchased directly from manufacturers in Taiwan and other Asian countries.

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

Information Technology Systems

In our aftermarket operations, we use a third party enterprise management system along with other third party software packages to enhance our online business-to-business platforms - OrderKeystone.com and Keyless. The FinishMaster business (now included within LKQ Refinish) was fully integrated onto our aftermarket systems in 2024, while Canadian Automotive Group remains on its existing, separate, enterprise management system.

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

EUROPE SEGMENT

Our Europe segment operates in approximately 20 countries and was built up through a series of acquisitions. Our businesses consist primarily of aftermarket operations, but we have begun expanding into wholesale recycling operations through the acquisition of businesses with salvage and vehicle repair facilities in Sweden and Norway in 2014, remanufacturing in Tunisia in 2018, and remanufacturing and salvage in the Netherlands and Poland in 2023. We divested certain operations in Slovenia, Poland and Bosnia in 2024 as these operations did not align with our strategic objectives.

Inventory

Our inventory is primarily composed of mechanical aftermarket parts for the repair of vehicles 3 to 15 years old. Our top selling products include brake pads, discs and sensors, clutches, electrical products such as spark plugs and batteries, steering and suspension products, filters, and oil and automotive fluids. Our inventory is comprised of over 900,000 SKU's, of which, parts related to common passenger vehicles represents the largest group. We are committed to simplifying our business by optimizing our product offerings. Our current efforts are focused on evaluating the product mix and market demand for common passenger vehicles parts to identify opportunities for streamlining - including reducing the number of SKU's offered, consolidating suppliers and increasing private label penetration. This evaluation is over halfway complete, with a target of reaching 80% by the end of 2025. Implementation actions are planned for 2025 through 2027.

In 2024, our top supplier represented 9% of our aftermarket inventory purchases for our Europe segment. No other suppliers comprised more than 4% of our purchases. Further, we purchased 91% of our products from companies in Europe, and 73% and 18% of our total inventory purchases were made in euros and pounds sterling, respectively, in 2024. We are expanding the distribution of our private label products, which include Optimal, ERA and MPM Oils.

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

Distribution

We currently have operations in approximately 20 different European countries, which we believe represents the broadest and largest footprint in the aftermarket industry in Europe with a distribution network larger than those of any of our principal competitors. Our European operations employ a distribution model in which inventory is stored at national or international distribution centers or regional hubs, with fast moving product stored at branch locations. The large distribution centers regularly restock the smaller branches and hubs and hold slower moving items, helping us to improve fulfillment rates. Product is moved through the distribution network on our trucks, vans or via common carriers. We have major international central distribution centers in Tamworth, England, Sulzbach-Rosenberg, Germany, and Berkel en Rodenrijs, the Netherlands, that have allowed us to consolidate multiple regional distribution centers while maintaining local distribution centers as necessary to support our businesses.

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

Information Technology Systems

Our aftermarket operations in Europe use various information technology ("IT") systems. Our systems are complex and designed to perform a variety of tasks (depending on the market), including but not limited to customer orders, inventory management, budgeting, analytics, warehouse and logistics, data warehousing, and financial reporting. Certain of our IT systems can interface with the respective IT systems of our repair shop customers, which enables our customers to identify and order the part required for the repair. As part of our efforts to integrate the operations, we are executing a multi-year plan to develop and implement a European wide ERP system, which has reduced and will continue to reduce the number of IT systems we operate through its projected completion date in 2027.

SPECIALTY SEGMENT

Our Specialty segment was formed in 2014 with our acquisition of Keystone Specialty, a leading distributor and marketer of specialty vehicle aftermarket products and accessories in North America. We subsequently expanded through acquisitions within the core business and adjacent markets, including high performance vehicle equipment and electrical marine products. Our Specialty operations reach most major markets in the U.S. and Canada and serve the following seven product segments: RV; truck and off-road; towing; speed and performance; wheels, tires and performance handling; marine; and miscellaneous accessories.

Inventory

The specialty vehicle aftermarket equipment and accessories we distribute and raw materials for products we manufacture are purchased from suppliers located primarily in the U.S., Canada, and China. Our top selling products are recreational vehicles ("RV") appliances and air conditioners, towing hitches, truck bed covers, vehicle protection products, marine electronics, cargo management products, and wheels, tires, and suspension products. Our 2017 acquisition of Warn Industries, Inc. ("Warn") gave us internal capabilities to manufacture and source aftermarket winches, hoists, and bumpers. Specialty aftermarket suppliers are typically small to medium-sized, independent businesses that focus on a narrow product or market niche. Due to the highly fragmented supplier base for specialty vehicle aftermarket products, we have limited supplier concentration. In 2024, approximately 21% of our specialty vehicle aftermarket purchases were made from our top three suppliers to this segment, with our largest supplier providing approximately 12% of our annual inventory purchases. No other suppliers comprised more than 4% of our purchases during 2024.

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

HUMAN CAPITAL

At LKQ, our team members are at the heart of everything we do. As of December 31, 2024, we employ approximately 47,000 people globally, of which approximately 19,000 were based in North America, 26,000 based in Europe and 2,000 based in Asia. Of our employees in North America, approximately 1,000 were represented by unions. Outside of North America, we have government-mandated collective bargaining agreements and union contracts in certain countries, particularly in Europe where many of our employees are represented by unions and/or works councils.

Health and Safety

We are dedicated to ensuring a safe and secure work environment for all team members, where unnecessary risks are minimized, and safety is a shared priority. Our proactive approach includes implementing a range of programs and practices aimed at preventing accidents and fostering a culture of safety throughout our organization.

Employee Engagement and Empowerment

We strive to create an environment where creativity thrives, and team members are empowered to make decisions that are best for their teams and the business. One example of this practice is our global employee engagement survey, which provides an opportunity to listen to our organization, understand what we are doing well, and identify areas for improvement. As a result of feedback from this survey, we launched the Inspired to Thrive Global Initiative, which reinforces our commitment to fostering an inclusive culture where every team member feels valued, respected, and empowered to contribute their unique perspectives and talents. This initiative is built on five pillars: (i) holistic well-being; (ii) financial empowerment; (iii) inclusive culture; (iv) professional growth; and (v) community engagement. Each of these pillars is supported by robust programs that enable our team members to lead fulfilling lives both in and outside of the workplace. And through this initiative, we prioritize the well-being, development, and engagement of our workforce, recognizing that a diverse and inclusive environment drives both innovation and success.

Commitment to Values and Ethics

Our Code of Ethics empowers our team members to make principled decisions in every aspect of their work. Covering essential topics such as the responsible use of company assets, bribery and corruption, conflicts of interest, discrimination, harassment, health and safety, privacy and data protection, and the safeguarding of confidential information, our Code of Ethics reflects our dedication to maintaining a high level of integrity. Additionally, our global Speak Up program provides a secure, anonymous channel for reporting complaints related to potential violations of our Code of Ethics, policies, laws, or safety practices.

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

REGULATION

Our operations and properties are subject to laws and regulations relating to the protection of the environment in the U.S. and the other countries in which we operate. We may be affected by tariffs and other import laws and restrictions because we import into the U.S. a significant number of products for sale and distribution. Our business processes and operations are subject to laws and regulations relating to privacy and data protection. Some jurisdictions have enacted laws to restrict or prohibit the sale of alternative vehicle parts. We have thousands of employees located in the U.S. and many other countries and are subject to labor and employment laws in numerous jurisdictions. See "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding the effects of environmental laws and regulations on us, importation risks, privacy and data protection risks, regulatory restrictions on the sale of our products, and labor and employment risks.

SEASONALITY

Our operating results are subject to quarterly variations based on a variety of factors, including, but not limited to, seasonal weather patterns and events. For our Wholesale - North America segment, we tend to see higher demand for our collision related products during periods of cold inclement weather, which creates a higher likelihood of increased collision frequency and repairable claims. For our Europe segment, many of our aftermarket service-related products are impacted by weather patterns. For example, during periods of extreme cold, our Europe segment historically witnesses an increase in battery demand. Our Specialty segment sells parts for RV and marine products, and as a result, we tend to see higher demand for our products during periods of warmer weather due to an increased level of outdoor leisure activity.

SUSTAINABILITY MATTERS

Profitably Delivering Sustainable Solutions

LKQ's North American and European operations purchase used vehicles and remove certain components for reuse in the repair of vehicles which helps reduce the use of raw materials and contributes to a circular economy. Once the parts are removed from end-of-life vehicles, some of the remaining valuable materials are collected and repurposed for use in the manufacturing of new basic materials such as steel, aluminum, plastic, and rubber. Additionally, we extract fluids, some of which are recycled or utilized in our own operations, such as fuel to run our own on- and off-site fleet, and washer fluid.

Our recycling expertise and efforts are a key pillar of our mission statement of being a leading global value-added and sustainable distributor of vehicle parts and accessories. Our recycling efforts preserve natural resources, reduce the demand for scarce landfill space, and help decrease air and water pollution, the latter attributed to the avoidance of new manufacturing activities that would otherwise be required.

People-led Performance

Part of LKQ’s mission is to build strong partnerships with our employees and the communities in which we operate. Along those lines, we strive to create a culture of respect and inclusivity and encourage everyone to be their authentic selves. We are committed to maintaining a physically and psychologically safe and inclusive environment, free from bullying and harassment, in alignment with our core values. And in furtherance of our mission, in 2020 we established the LKQ Community Foundation, which is committed to supporting charitable organizations that help the communities where our employees live and LKQ operates.

Strong Governance and Ethical Practices

Our Board of Directors (the “Board") refreshment process has resulted in over half of our current Board being added since August 2018, and currently, 38% of our Board is comprised of persons from underrepresented groups. Additionally, eleven of our thirteen directors are independent.

We have adopted “proxy access,” which permits an eligible stockholder to nominate and include in our proxy materials director nominees (subject to the terms set forth in our Bylaws). We also have majority voting for the election of our directors, requiring a director who fails to receive a majority vote to tender his or her resignation to the Board.

Our Board adopted a revised Code of Ethics in 2024, which covers a variety of topics, including the use of company assets, bribery and corruption, conflicts of interest, discrimination, harassment, health and safety, privacy and data protection, and the safeguarding of confidential information, and reporting Code of Ethics violations. It is available in 16 languages through our Website.

More information on our Sustainability initiatives can be found in our 2023 Sustainability Report on our Website. The Sustainability Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.

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

Changes in economic, political and social conditions in North America, Europe, Taiwan and other countries in which we are located or do business could have a material effect on our company. Negative effects to our supply chain, costs of doing business, sales and distribution activity may occur due to factors such as war or threats of war, restrictive governmental actions (e.g., tariffs), natural disasters, nuclear facility accidents, public health emergencies, major logistics disruptions, sanctions, utility interruptions, terrorism and social unrest.

Our business is also affected by a number of other factors. For example, the number and types of new vehicles produced and sold by OEM affects our business. A decrease in the number of vehicles on the road may result in a decrease in repairs. In addition, our sales are impacted by changes to the economic health of vehicle owners. The economic health of vehicle owners is affected by many factors, including, among others, general business conditions, interest rates, inflation, insurance premiums and deductibles, consumer debt levels, the availability of consumer credit, taxation, fuel prices, new and used vehicle pricing, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. If inflationary pressures or any of these other conditions worsen, our business, results of operations, financial condition and cash flows could be adversely affected.

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

We have a presence in the Ukraine and are monitoring the situation there carefully. In addition, a number of our suppliers are based in China and Taiwan and so increasing strains and any political repercussions may have implications upon our supply chain.

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

We rely on business relationships with insurance companies and our customers, and our success depends, in part, on the acceptance and promotion of alternative parts usage by automotive insurance companies and vehicle repair facilities. There can be no assurance that current levels of alternative parts usage will be maintained or will increase in the future.

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

U.S. Customs and Border Protection has taken the position that certain of our aftermarket parts infringe certain OEM trademarks and seized our aftermarket parts as we attempted to import them into the U.S. We have incurred costs and expenses coordinating with Customs and Border Protection to release the seized goods and in litigation where we sought a determination of non-infringement. In the event Customs and Border Protection seizes our products again in the future, we may be unsuccessful in obtaining their release, and such goods may be subject to forfeiture and other penalties, and we would incur legal fees in contesting those seizures.

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

Our Wholesale - North America business is dependent on a relatively small number of suppliers of aftermarket products, a large portion of which are sourced from Taiwan. Our European business acquires products from a wide variety of suppliers, including products from Asian sources. We incur substantial freight costs to import parts from our suppliers, many of which are located in Asia. The cost of freight and shipping containers have historically fluctuated, sometimes significantly, due to market factors. If the cost of freight and shipping containers rise in the future, we might not be able to pass the cost increases on to our customers. Furthermore, although alternative suppliers exist for substantially all aftermarket products distributed by us, the loss of any one supplier could have an adverse effect on us until alternative suppliers are located and have commenced manufacturing and providing the relevant products. In addition, we are subject to disruptions from work stoppages and other labor disputes at port facilities through which we import our inventory. We also face the risk that our suppliers could attempt to circumvent us and sell their product directly to our customers; consolidation of our suppliers could enhance their ability to distribute products through additional sales channels and thus decrease their reliance on wholesale distributors like us.

Moreover, our operations are subject to the customary risks of doing business abroad, including, among other things, natural disasters, the occurrence and severity of certain weather conditions, transportation costs and delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas). See the risk factor entitled “If significant tariffs or other restrictions are placed on products or materials we import or any related counter-measures are taken by countries to which we export products, our revenue and results of operations may be materially harmed” for further information.

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

Most of our wholesale recycled and a portion of our self service inventory is obtained from vehicles offered at salvage auctions that are owned and operated by third party companies. We do not typically have contracts with these auction companies. According to industry analysts, a small number of companies control a large percentage of the salvage auction market. If an auction company prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we face competition in the purchase of vehicles from direct competitors, rebuilders, exporters and other bidders. To the extent that the number of bidders increases, it may have the effect of increasing our cost of goods sold for wholesale recycled products. Some jurisdictions regulate bidders to help ensure that salvage vehicles are purchased for legal purposes by qualified buyers. Auction companies have been actively seeking to reduce, circumvent or eliminate these regulations, which would further increase the number of bidders.

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

We rely on third parties to provide products, services and data relating to our industry that are integral to our operations. If we fail to adequately assess, monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk caused by the misconduct, performance failures or negligence of these third parties. For example, these could include violations of, or noncompliance with, laws and/or regulations governing our business (including, but not limited to, anti-slavery, bribery, child labor, cybersecurity or privacy laws), which could lead to sanctions and/or fines from governmental agencies. Our arrangements with third party vendors and service providers may cause us financial and reputational harm if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data or the information and data relating to our customers. See the risk factor entitled “The costs of complying with the requirements of laws pertaining to the privacy and security of personal information and the potential liability associated with the failure to comply with such laws could materially adversely affect our business and results of operations” for further information about the security and confidentiality of our information and data. Further, noncompliance with contract terms by our third party vendors or service providers could expose us to liability to other third parties or our employees.

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

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, our goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, deterioration of expected future cash flows or performance, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2024, our total goodwill subject to future impairment testing was $5,448 million. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Estimates section of Part II, Item 7 and

"Intangible Assets" in Note 2, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Except for indefinite-lived intangibles, we amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We review finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2024, the value of our other intangible assets, net of accumulated amortization, was $1,150 million.

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

As of December 31, 2024, we had approximately $1,651 million aggregate principal amount of unsecured, variable-rate debt outstanding under our Senior Unsecured Credit Agreement (the "credit agreement") and Senior Unsecured Term Loan Agreement (the "CAD Note"), of which $987 million matures during 2026 and $664 million in 2028, and approximately $1,222 million of availability under the credit agreement ($1,336 million of availability reduced by $114 million of amounts outstanding under letters of credit). In addition, we had approximately $2,436 million aggregate principal amount of unsecured, fixed rate debt outstanding comprised of €250 million ($259 million) of 4.125% senior notes due 2028 (the "Euro Notes (2028)"), $800 million of 5.75% senior notes due 2028 (the "U.S. Notes (2028)"), €750 million ($777 million) of 4.125% senior notes due 2031 (the "Euro Notes (2031)"), and $600 million of 6.25% senior notes due 2033 (the "U.S. Notes (2033)," and together with the Euro Notes (2028), the U.S. Notes (2028), and the Euro Notes (2031), the "senior notes").

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

Our senior notes do not impose any limitations on our ability to incur additional debt or protect against certain other types of transactions, and we may incur certain additional indebtedness under our credit agreement.

Although we are subject to our credit agreement and CAD Note for so long as each of those respectively remains in effect, the indentures governing the senior notes do not restrict the future incurrence of unsecured indebtedness, guarantees or other obligations. The indentures contain certain limitations on our ability to incur liens on assets and engage in sale and leaseback transactions. However, these limitations are subject to important exceptions. In addition, the indentures do not contain many other restrictions, including certain restrictions contained in our credit agreement, including, without limitation, making investments, prepaying subordinated indebtedness or engaging in transactions with our affiliates.

Our credit agreement will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness under the existing agreement. As of December 31, 2024, we would have been able to incur an additional $1,222 million of indebtedness under our credit agreement ($1,336 million of availability reduced by $114 million of amounts outstanding under letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our substantial leverage and the need to service such debt would increase.

Each of our credit agreement and CAD Note imposes operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

Each of our credit agreement and CAD Note imposes operating and financial restrictions on us. These restrictions may limit our ability, among other things, to:

•incur, assume or permit to exist additional indebtedness (including guarantees thereof) outside of our existing indebtedness;
•incur liens on assets;

•engage in transactions with affiliates;
•sell certain assets or merge or consolidate with or into other companies;
•guarantee indebtedness; and
•alter the business we conduct.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. In the event we fail to maintain compliance with these covenants in the future, we may be unable to obtain waivers from the lenders and/or amend the covenants. Failure to comply with any of these covenants would cause a default under the credit agreement and the CAD Note. A default, if not waived, could result in acceleration of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facilities or it may be on terms that are not acceptable to us.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. Funds may not be available or available on terms acceptable to us as a result of different factors, including but not limited to turmoil in the credit markets that results in the tightening of credit conditions and current or future regulations applicable to the financial institutions from which we seek financing. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. There are limitations in the indentures that govern the U.S. Notes (2028), Euro Notes (2031) and U.S. Notes (2033) on our ability to refinance such notes prior to May 15, 2028, December 13, 2030 and March 15, 2033, respectively. We could refinance the senior notes through open market purchases, subject to a limitation in our credit agreement on the amount of such purchases. If we fail to raise capital when needed, our business may be negatively affected.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our credit agreement and CAD Note are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Moreover, changes in market interest rates could affect the trading value of the senior notes.

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

Credit ratings have an important effect on our cost of capital. Credit rating agencies rate our debt securities on factors that include, among other items, our results of operations, business decisions that we make, their view of the general outlook for our industry, and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for possible future downgrading. We believe our current credit ratings enhance our ability to borrow funds at favorable rates. A downgrade in our current credit rating from a rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our credit facilities. A downgrade could also adversely affect our ability to issue debt securities in the future or incur other indebtedness upon favorable terms. If we are downgraded to a rating that is below investment grade, the pricing on our debt under the credit agreement and CAD Note may increase and we may also become subject to additional covenants under our senior notes.

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

Furthermore, we may be adversely affected by certain additional climate-related risks including natural disasters, carbon pricing, shift of vehicles in operation, and product and vehicle regulations. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability or perceived inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows.

Moreover, the perspectives of our customers, suppliers, stockholders, employees, community partners, regulatory agencies and other stakeholders regarding climate change are evolving. These stakeholders are increasingly requesting disclosures and actions relating to not only climate change but other environmental and social matters and corporate governance practices. The increase in costs to comply with such evolving expectations, including any rules or regulations resulting from these evolving expectations, as well as any risk of noncompliance or perceived unwillingness to comply with such evolving expectations, could adversely impact us.

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

On August 16, 2022, the U.S. enacted legislation commonly referred to as the Inflation Reduction Act (the "IRA"). The IRA contained a number of new provisions the most significant of which are a new Corporate Alternative Minimum Tax and a new Stock Repurchase Excise Tax. In addition, the Organization for Economic Co-operation and Development (the “OECD”) released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. While Pillar Two did not have a material impact on our effective tax rate for 2024, our analysis will continue as the OECD continues to release additional guidance and countries implement legislation.

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

The U.S. has imposed tariffs on certain materials imported into the U.S. from China, announced additional tariffs on other goods from China and other countries, and threatened to impose additional tariffs on goods from other countries. Moreover, counter-measures have been taken by countries in retaliation for the U.S.-imposed tariffs and countries may take additional countermeasures and/or impose other restrictions on the importation of products in response to the threatened tariffs. The tariffs cover products and materials that we import, and the countermeasures may affect products we export. The effects currently are not material; however, depending on the breadth of products and materials ultimately affected by, and the duration of, the tariffs and countermeasures, our financial results may be materially harmed.

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

We collect personally identifiable information ("PII") and other data as part of our business processes and operations. The legislative and regulatory framework relating to privacy and data protection is rapidly evolving worldwide and is likely to remain uncertain for the foreseeable future. This data is subject to a variety of U.S. and international laws and regulations. Many foreign countries and governmental bodies, including the European Union, Canada, U.K., Switzerland and other jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are more restrictive than those in the U.S. In addition, the European Union adopted the General Data Protection Regulation ("GDPR") that imposes more stringent data protection requirements for processors and controllers of personal data, including expanded disclosures about how PII is to be used, limitations on retention of PII, mandatory data breach notification requirements, possible restrictions on cross border transfers of PII and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR provides severe penalties for noncompliance. In addition, stricter laws in this area are being enacted in certain states in the U.S. and in other countries, and more jurisdictions are likely to follow this trend. The SEC has implemented strict disclosure rules for material cybersecurity incidents.

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

We rely on information technology and communication systems in critical areas of our operations and a disruption relating to such technology and systems, including cybersecurity threats, could harm our business.

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

The IT networks and systems upon which we rely face increasing cybersecurity threats, including unauthorized access to sensitive data and service disruptions. These threats come from various actors such as foreign governments, criminals, competitors, hackers, cyber terrorists and politically motivated groups. These IT networks and infrastructure may also be vulnerable to damage, disruptions, shutdowns, or data theft due to future attacks by cyber criminals, employee error or malfeasance, disruptions during the process of upgrading or replacing computer software or hardware, terminations of business relationships by third party service providers, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. Additionally, political instability in certain geographic regions in which or our business partners operate exposes us to an increased risk of state-sponsored threats.

The occurrence of any adverse cybersecurity events in the future involving us or third parties with which we do business could compromise our or the third parties' networks, and the information stored in those networks could be accessed, publicly disclosed, compromised, destroyed, lost or stolen. We experienced an incident in November 2024 involving a third party obtaining unauthorized access to IT systems of one of our Canadian business units, which we do not believe to have been material to our financial condition or results of operations as a result of our efforts to contain and mitigate the threat; however, failure on our part to successfully prevent or mitigate cybersecurity threats in the future could result in data loss, legal liability and damage to our reputation. We may face legal and financial exposure from such threats, including higher transaction fees and regulatory fines, which could materially affect our business. While our insurance policies cover certain liabilities and lost profits, a significant security incident could result in damages exceeding our coverage. We cannot guarantee that insurance will remain available on reasonable terms or that insurers will not deny future claims. Large claims exceeding our coverage or changes in insurance policies, such as premium increases or higher deductibles, could materially affect our financial condition and cash flows.

We also may incur significant costs to protect against or remediate incidents and may need to invest more resources in prevention and mitigation activities as threats evolve. Regardless of any protective measures that we are taking or may take in the future, our preventative efforts could fail due to a variety of factors, including technical malfunctions and human error. Despite the implementation of any protective measures, we cannot guarantee total success in preventing or detecting all security threats.

In the event that we decide to switch providers or to implement upgrades or replacements to our own systems, we may be unsuccessful in the development of our own systems or we may underestimate the costs and expenses of switching providers or developing and implementing our own systems. Our revenue further may be hampered during the period of implementing an alternative system, which period could extend longer than we anticipated. We are in the midst of a systems conversion project for our European businesses, which will be subject to all of these risks.

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

We have in the past received, and we may in the future be subject to, proposals by activist investors urging us to take certain corporate actions. Depending on the circumstances, we may reach agreements with such investors, such as the cooperation agreement that we entered into with Ancora Catalyst Institutional, LP, Engine Capital, LP and certain of their affiliates in February 2025. In some instances though, activist investor activities could cause our business to be adversely affected because responding to proxy contests and other demands by activist investors can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we have retained, and may in the future be required to retain, the services of various professionals to advise us on activist investor matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. Campaigns by activist investors to effect changes at publicly traded companies are sometimes led by investors seeking to increase short term investor value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company. Perceived uncertainties as to our future direction, strategy or leadership that arise as a consequence of activist investor initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, employees and business partners, and cause our stock price to experience periods of volatility or stagnation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company's Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s operations and are based on recognized frameworks established by the International Organization for Standardization, the National Institute of Standards and Technology and other industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that the Company collects and stores and maintaining access to critical systems by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall risk management approach, the Company’s cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with the Company's Chief Information Security Officer (“CISO”) and other members of management.

Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

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

Third Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third party systems.

Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats and best practices as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s information security policies, standards, processes and practices.

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

Governance

The Board, in coordination with the Risk Management Committee, oversees the Company’s risk management process, including the management of risks arising from cybersecurity threats. The Board, Audit Committee and the Risk Management Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Risk Management Committee also receive prompt and timely information regarding any cybersecurity incident that meets or could potentially meet materiality reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Company’s senior executives and CISO discuss the Company’s approach to cybersecurity risk management.

The CISO, in coordination with the Risk Management Committee, which includes our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), Senior Vice President of Policy and Administration, and General Counsel ("GC"), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and reports significant (including potentially material) threats and incidents to executive leadership.

The CISO has served in various roles in IT and information security for over 27 years, including serving as the Chief Information Security Officer of two large public companies. The CISO holds an undergraduate degree in computer science and a graduate degree in business and attained professional certification as a Certified Information System Security Professional ("CISSP"), Certified Information Security Manager ("CISM") and GIAC Certified Incident Handler ("GCIH"). The Company’s

CEO, CFO, Senior Vice President of Policy and Administration, and GC each hold degrees in their respective fields, and each has experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
To date, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all security incidents of these types, and we may not be able to implement effective preventive measures against such security incidents in a timely manner. See the risk factor titled “We rely on information technology and communication systems in critical areas of our operations and a disruption relating to such technology and systems, including cybersecurity threats, could harm our business.” in Part I, Item 1A of this Annual Report on Form 10-K for further information.

ITEM 2. PROPERTIES

As of December 31, 2024, our operations included approximately 1,450 facilities, most of which are leased. Of our total facilities, approximately 450 facilities were located in the U.S. and approximately 1,000 facilities were located in approximately 25 other countries. Many of our locations stock multiple product types and/or serve more than one function.

Our principal executive offices and North American headquarters are located at 5846 Crossings Boulevard, Antioch, Tennessee 37013, and maintain certain centralized functions for our Wholesale - North America and Self Service operations, including accounting, procurement, and information systems support.

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

Our properties are sufficient to meet our present needs, and we do not anticipate difficulty in securing additional space to conduct operations or additional office space, as needed, on terms acceptable to us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol "LKQ." At February 14, 2025, there were 16 record holders of our common stock.

A summary of the dividend activity for our common stock for the year ended December 31, 2024 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 20, 2024	March 14, 2024	March 28, 2024
$0.30	April 22, 2024	May 16, 2024	May 30, 2024
$0.30	July 23, 2024	August 15, 2024	August 29, 2024
$0.30	October 22, 2024	November 14, 2024	November 27, 2024

On February 18, 2025, our Board declared a quarterly cash dividend of $0.30 per share of common stock, payable on March 27, 2025, to stockholders of record at the close of business on March 13, 2025. The payment of any future dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board deems relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the percentage change in the cumulative total returns on our common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index (the "Peer Group") for the period beginning on December 31, 2019 and ending on December 31, 2024 (which was the last day of our 2024 fiscal year). The stock price performance in the graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index and the Peer Group was $100 on December 31, 2019 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the S&P 500 Index and the Peer Group

$300
$200
$100
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
LKQ Corporation
S&P 500 Index
Peer Group

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
LKQ Corporation	$100	$99	$169	$153	$140	$111
S&P 500 Index	$100	$118	$152	$125	$158	$197
Peer Group	$100	$118	$142	$105	$105	$81

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

Issuer Purchases of Equity Securities

Our Board has authorized a stock repurchase program under which we are able to purchase our common stock from time to time. On October 22, 2024, our Board authorized a $1,000 million increase to our existing stock repurchase program, raising the aggregate program authorization to $4,500 million, and extended the duration through October 25, 2026. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

The following table summarizes our stock repurchases for the three months ended December 31, 2024 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 - October 31, 2024	1.9	$38.63	1.9	$1,725
November 1, 2024 - November 30, 2024	0.2	$37.33	0.2	$1,716
December 1, 2024 - December 31, 2024	—	$—	—	$1,716
Total	2.1		2.1
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2024 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. Discussion of 2022 items and the year-over-year comparison of changes in our financial condition and the results of operations as of and for the years ended December 31, 2023 and December 31, 2022 for our Consolidated Results of Operations can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024. Unless otherwise indicated or the context otherwise requires, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "the Company," "our," "LKQ" and similar terms refer to LKQ Corporation and its subsidiaries.

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

Our Wholesale - North America segment is a leading provider of alternative vehicle collision replacement products, paint and body repair related products, and alternative vehicle mechanical replacement products, with our sales, processing, and distribution facilities reaching most major markets in the United States and Canada. Our Europe segment is a leading provider of alternative vehicle replacement and maintenance products in Germany, the U.K., the Benelux region, Italy, Czech Republic, Austria, Slovakia, France and various other European countries. Our Specialty segment is a leading distributor of specialty vehicle aftermarket equipment and accessories reaching most major markets in the U.S. and Canada. Our Self Service segment operates self service retail facilities across the U.S. that sell recycled automotive products from end-of-life-vehicles.

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

Acquisitions and Investments

Since our inception in 1998, we have pursued a growth strategy through both organic growth and acquisitions. Our current acquisition strategy focuses on highly accretive tuck-in acquisitions with significant synergies or critical capabilities and no large platform acquisitions are expected. Additionally, from time to time, we make investments in various businesses to advance our strategic objectives. See Note 3, "Business Combinations" and Note 10, "Equity Method Investments" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions and investments.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories used to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties, fees for admission to our self service yards, and diagnostic and repair services. During the year ended December 31, 2024, parts and services revenue represented 95.6% of our consolidated revenue. Revenue from other sources includes sales of scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 12, "Revenue Recognition" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our sources of revenue.

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

Sensitivity of Estimate to Change

The balance of our goodwill was $5,448 million and $5,600 million as of December 31, 2024 and December 31, 2023, respectively. We have not made material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years. The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses. During fiscal year 2024, we elected to perform a quantitative impairment test for our goodwill. No impairment charges were recorded as a result of the testing as the fair value of each goodwill reporting unit exceeded the calculated carrying value. A 10% decline in projected cash flows or a 10% increase in the discount rate would not have resulted in an impairment to goodwill.

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

Financial Information by Geographic Area

See Note 12, "Revenue Recognition" and Note 25, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our revenue and long-lived assets by geographic region.

Key Performance Indicators

We believe that organic revenue growth, Segment EBITDA and free cash flow are key performance indicators for our business. Segment EBITDA is our key measure of segment profit or loss reviewed by our chief operating decision maker ("CODM"). Free cash flow is a financial measure that is not prepared in accordance with U.S. generally accepted accounting principles (“non-GAAP”).

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2024	2023
Revenue	100.0%	100.0%
Cost of goods sold	60.9%	59.8%
Gross margin	39.1%	40.2%
Selling, general and administrative expenses	27.3%	27.9%
Restructuring and transaction related expenses	0.9%	0.5%
Depreciation and amortization	2.5%	2.0%
Operating income	8.4%	9.8%
Total other expense, net	1.7%	0.9%
Income from continuing operations before provision for income taxes	6.7%	8.9%
Provision for income taxes	1.9%	2.2%
Equity in earnings of unconsolidated subsidiaries	0.1%	0.1%
Income from continuing operations	4.8%	6.8%
Net (loss) income from discontinued operations	—%	—%
Net income	4.8%	6.8%
Less: net income attributable to continuing noncontrolling interest	—%	—%
Net income attributable to LKQ stockholders	4.8%	6.7%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Year Ended December 31,
	2024	2023	Change
Parts & services revenue	$13,718	$13,174	$544
Other revenue	637	692	(55)
Total revenue	$14,355	$13,866	$489

The increase in parts and services revenue of $544 million, or 4.1%, represented increases in segment revenue of 9.9% in Wholesale - North America and 1.3% in Europe, partially offset by decreases of 8.4% in Self Service and 0.7% in Specialty. This overall increase was driven by a 6.3% increase due to the net impact of acquisitions and divestitures, partially offset by an organic parts and services revenue decline of 2.2%. The decrease in other revenue of 7.8% was primarily driven by a decrease in organic revenue of $56 million, or 8.1%, due to lower commodities prices and volumes compared to the prior year, which resulted in a $46 million organic revenue decrease in our Self Service segment and a $12 million organic revenue decrease in our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue increased to 60.9% for the year ended December 31, 2024 from 59.8% for the year ended December 31, 2023. Cost of goods sold primarily reflects an increase of 1.0% from our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold as a percentage of revenue by segment for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Selling, General and Administrative Expenses

Our SG&A expenses as a percentage of revenue decreased to 27.3% for the year ended December 31, 2024 from 27.9% for the year ended December 31, 2023. The year over year decrease in SG&A expense primarily reflects an impact of 0.7% related to our Wholesale - North America segment. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses as a percentage of revenue by segment for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses increased by $70 million, primarily due to (i) a $98 million increase in restructuring expenses related to our 2024 Global Restructuring plan, partially offset by (ii) a $17 million decrease related to transaction related expenses and (iii) an $8 million decrease in restructuring expenses related to our 2022 Global Restructuring Plan.

Depreciation and Amortization

Depreciation and amortization expense increased by $78 million, primarily due to an increase in amortization expense of $56 million driven by an increase in Wholesale - North America primarily due to our acquisition of Uni-Select in August 2023.

Provision for Income Taxes

See Note 23, "Income Taxes" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Total Other Expense, Net

Interest Expense

Interest expense increased by $48 million, primarily due to (i) a $52 million increase from higher outstanding debt primarily related to the permanent financing for the Uni-Select Acquisition, and (ii) a $5 million increase from higher interest rates for the year ended December 31, 2024 compared to the prior year, partially offset by (iii) a $9 million decrease related to amortization of pre-acquisition bridge loan financing costs related to the Uni-Select Acquisition.

Gains on Foreign Exchange Contracts - Acquisition Related

Gains on foreign exchange contracts - acquisition related decreased due to the $49 million pretax gain on the foreign exchange forward contracts related to the Uni-Select Acquisition in 2023. See Note 3, "Business Combinations" and Note 19, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used for the year ended December 31, 2023, the Czech koruna and Canadian dollar rates used to translate the 2024 statements of income decreased by 4.4% and 1.5%, respectively, while the pound sterling rate increased by 2.7% and the euro was flat. Realized and unrealized currency gains and losses (including the effects of hedge instruments) combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net negative effect of $0.20 on diluted earnings per share relative to the prior year primarily related to the $49 million pretax gain on the foreign exchange forward contracts related to the Uni-Select Acquisition in 2023.

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

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Year Ended December 31,
	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$5,762		$5,281		$4,556
Europe	6,407		6,323		5,735
Specialty	1,654		1,665		1,788
Self Service	532		597		715
Total third party revenue	$14,355		$13,866		$12,794
Total Revenue
Wholesale - North America	$5,763		$5,282		$4,556
Europe	6,407		6,323		5,735
Specialty	1,657		1,668		1,791
Self Service	532		597		715
Eliminations	(4)		(4)		(3)
Total revenue	$14,355		$13,866		$12,794
Segment EBITDA
Wholesale - North America	$959	16.6%	$975	18.5%	$852	18.7%
Europe	634	9.9%	614	9.7%	585	10.2%
Specialty	113	6.8%	134	8.0%	199	11.1%
Self Service	50	9.3%	36	6.0%	83	11.7%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our CODM, our Chief Executive Officer, is Segment EBITDA. The CODM uses Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses; change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict. See Note 25, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to net income.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Wholesale - North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our Wholesale - North America segment (in millions):

	Year Ended December 31,
Wholesale - North America	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue	$ Change
Parts & services revenue	$5,465		$4,974		$491	(1)
Other revenue	297		307		(10)
Intersegment revenue	1		1		—
Total segment revenue	5,763		5,282		481
Cost of goods sold	3,252		2,796		456
Gross margin	2,511	43.6%	2,486	47.0%	25	(2)
Selling, general and administrative expenses	1,567	27.2%	1,535	29.0%	32	(3)
Less: Other segment items(4)	(15)		(24)		9
Segment EBITDA	$959	16.6%	$975	18.5%	$(16)

(1)Parts and services revenue increased by $491 million, or 9.9%, to $5,465 million for the year ended December 31, 2024. This increase was primarily driven by acquisitions, net of divestitures revenue of $779 million, or 15.7%, primarily due to the acquisition of Uni-Select in the third quarter of 2023. See Note 3, "Business Combinations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the acquisition of Uni-Select. This was partially offset by an organic revenue decrease of $278 million, or 5.6% (6.3% on a per day basis), primarily due to a reduction in aftermarket collision volumes, which were negatively impacted by a reduction in repairable claims. We believe this is mainly attributable to difficult economic conditions. Additionally, organic revenue was negatively impacted by (i) a reduction in paint revenue related to increased competition and (ii) weather related events in 2024.
(2)Gross margin increased by $25 million, or 1.0%, to $2,511 million for the year ended December 31, 2024. This increase was driven by the acquisition of Uni-Select, partially offset by a decrease in parts and services organic revenue and a decline in commodities prices. The decrease in gross margin as a percentage of total segment revenue of 3.4% for the year ended December 31, 2024 compared to the prior year was primarily due to the dilutive nature of the acquisition of Uni-Select, which changed the segment's product mix to reflect a greater percentage of paint, body and equipment and maintenance product lines. These product lines have a lower gross margin structure than our other wholesale product lines. Additionally, the gross margin was negatively affected by the related mix effect resulting from lower aftermarket revenue, which has a higher margin than our other wholesale lines as well as decreases in salvage margins tied to softening salvage revenue and a decline in commodities prices.
(3)Selling, general and administrative expenses increased by $32 million, or 2.3%, to $1,567 million for the year ended December 31, 2024. The increase in Selling, general and administrative expense primarily reflects unfavorable impacts of (i) $71 million from personnel costs excluding incentive compensation primarily due to the acquisition of Uni-Select, (ii) $36 million from facility costs primarily due to the acquisition of Uni-Select, (iii) $11 million from increased freight, vehicle, and fuel costs, partially offset by (iv) $42 million from lower incentive compensation, (v) $27 million from professional fees primarily related to proceeds from the favorable settlement of a legal claim in 2024, (vi) $6 million from lower charitable contributions in the prior year period, and (vii) other individually immaterial factors representing an $11 million favorable impact in the aggregate. Selling, general and administrative expenses as a percent of total segment revenue decreased by 1.8% to 27.2% for the year ended December 31, 2024. In addition to the factors noted above, the decrease in Selling, general and administrative expenses as a percent of total segment revenue was driven by cost saving initiatives and acquisition related synergies, partially offset by inflationary pressures.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on restructuring charges.

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Year Ended December 31,
Europe	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue	$ Change
Parts & services revenue	$6,386		$6,303		$83	(1)
Other revenue	21		20		1
Total segment revenue	6,407		6,323		84
Cost of goods sold	3,953		3,886		67
Gross margin	2,454	38.3%	2,437	38.5%	17	(2)
Selling, general and administrative expenses	1,855	28.9%	1,842	29.1%	13	(3)
Less: Other segment items(4)	(35)		(19)		(16)
Segment EBITDA	$634	9.9%	$614	9.7%	$20

(1)Parts and services revenue increased by $83 million, or 1.3%, to $6,386 million for the year ended December 31, 2024. This increase was primarily due to a parts and services organic revenue increase of $76 million, or 1.2% (0.7% on a per day basis), driven by pricing initiatives to offset increased costs resulting from inflationary pressures and, to a lesser extent, increased volumes.
(2)Gross margin increased by $17 million, or 0.7%, to $2,454 million for the year ended December 31, 2024. This increase was primarily attributable to increased revenue through pricing initiatives, partially offset by unfavorable customer mix, inflationary pressures and a $16 million reduction primarily related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan. These restructuring expenses are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" and Note 25, "Segment and Geographic Information" for further information.
(3)Selling, general and administrative expenses increased by $13 million, or 0.7%, to $1,855 million for the year ended December 31, 2024. The increase in selling, general and administrative expense primarily reflects unfavorable impacts of (i) $15 million from professional fees related to several strategic central and regional IT initiatives, (ii) $14 million from increased outbound freight and logistics costs, (iii) $7 million from increased personnel costs mainly due to wage inflation, and (iv) other individually immaterial factors representing a $1 million unfavorable impact in the aggregate, partially offset by favorable impacts of (v) $13 million due to lower energy and utilities costs compared to the prior year across all geographies, and (vi) $11 million of non-recurring expense in the prior year related to the settlement of a value-added tax issue in Italy.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on restructuring charges.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Year Ended December 31,
Specialty	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,654		$1,665		$(11)	(1)
Intersegment revenue	3		3		—
Total segment revenue	1,657		1,668		(11)
Cost of goods sold	1,238		1,238		—
Gross margin	419	25.3%	430	25.8%	(11)	(2)
Selling, general and administrative expenses	315	19.0%	305	18.3%	10	(3)
Less: Other segment items(4)	(9)		(9)		—
Segment EBITDA	$113	6.8%	$134	8.0%	$(21)

(1)Parts and services revenue decreased by $11 million, or 0.7%, to $1,654 million for the year ended December 31, 2024. This was primarily due to a parts and services organic revenue decrease of $75 million, or 4.5% (5.3% on a per day basis), driven by demand softness in the RV and automotive product lines, as unit retail sales for RV and certain automotive categories have declined year over year. This was partially offset by a net increase of $66 million, or 4.0%, in acquisition and divestiture revenue primarily related to our acquisition of one Specialty business in 2023.
(2)Gross margin decreased by $11 million, or 2.6%, to $419 million for the year ended December 31, 2024. This decrease was primarily driven by higher discounts to help maintain sales volume in the first six months of the year, as well as lower revenue.
(3)Selling, general and administrative expenses increased by $10 million, or 3.3%, to $315 million for the year ended December 31, 2024. The increase in selling, general and administrative expenses reflects unfavorable impacts of (i) $5 million from increased personnel costs, (ii) $3 million related to higher credit loss reserves compared to prior year, and (iii) other individually immaterial factors representing a $5 million unfavorable impact in the aggregate, partially offset by a favorable impact of (iv) $3 million due to lower freight, vehicle and fuel expenses.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on restructuring charges.

Self Service

The following table provides a reconciliation of Revenue to Segment EBITDA in our Self Service segment (in millions):

	Year Ended December 31,
Self Service	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue	$ Change
Parts & services revenue	$213		$232		$(19)	(1)
Other revenue	319		365		(46)	(2)
Total segment revenue	532		597		(65)
Cost of goods sold	305		375		(70)
Gross margin	227	42.7%	222	37.2%	5	(3)
Selling, general and administrative expenses	179	33.6%	188	31.5%	(9)	(4)
Less: Other segment items(5)	(2)		(2)		—
Segment EBITDA	$50	9.3%	$36	6.0%	$14

(1)Parts and services organic revenue decreased by $19 million, or 8.4% (8.7% on a per day basis), to $213 million for the year ended December 31, 2024. This decrease was primarily due to lower parts volumes from a reduced number of customer admissions.
(2)Other organic revenue decreased $46 million, or 12.7%, to $319 million for the year ended December 31, 2024. This decrease was primarily driven by (i) a $28 million decrease in revenue from precious metals due to lower prices and lower volumes and (ii) a $24 million decrease in revenue from scrap steel primarily related to lower volumes and lower prices, partially offset by (iii) a $6 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices, partially offset by lower volumes.
(3)Gross margin increased by $5 million, or 2.3%, to $227 million for the year ended December 31, 2024. The increase is attributable to improvements in vehicle procurement costs, partially offset by lower commodities prices. Decreases in precious metals prices contributed an estimated $13 million decline in gross margin relative to the year ended December 31, 2023. During the year ended December 31, 2024, scrap steel prices had a $2 million unfavorable impact on gross margin, compared to a $5 million favorable impact during the year ended December 31, 2023. The unfavorable impacts for the year ended December 31, 2024 resulted from decreases in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
(4)Selling, general and administrative expenses decreased by $9 million, or 5.0%, to $179 million for the year ended December 31, 2024. The decrease in Selling, general and administrative expenses primarily reflects individually immaterial factors representing a $9 million favorable impact in the aggregate primarily related to operational productivity initiatives.
(5)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on restructuring charges.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Wholesale - North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our Wholesale - North America segment (in millions):

	Year Ended December 31,
Wholesale - North America	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue	$ Change
Parts & services revenue	$4,974		$4,207		$767	(1)
Other revenue	307		349		(42)	(2)
Intersegment revenue	1		—		1
Total segment revenue	5,282		4,556		726
Cost of goods sold	2,796		2,347		449
Gross margin	2,486	47.0%	2,209	48.5%	277	(3)
Selling, general and administrative expenses	1,535	29.0%	1,372	30.1%	163	(4)
Less: Other segment items(5)	(24)		(15)		(9)
Segment EBITDA	$975	18.5%	$852	18.7%	$123

(1)Parts and services revenue increased by $767 million, or 18.2%, to $4,974 million for the year ended December 31, 2023. This increase was primarily driven by an acquisition and divestiture parts and services revenue net increase of $432 million, or 10.3%, primarily due to the acquisition of Uni-Select in the third quarter of 2023, partially offset by the divestiture of our PGW aftermarket glass business in the second quarter of 2022. See Note 3, "Business Combinations" and "Other Divestitures (Not Classified in Discontinued Operations)" in Note 4, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the acquisition of Uni-Select and the divestiture of PGW, respectively. Additionally, parts and services organic revenue increased 8.2% (8.6% on a per day basis) for the year ended December 31, 2023 compared to the prior year, primarily driven pricing initiatives which focused on offsetting inflation on input costs and a net volume increase. Aftermarket collision parts volumes increased year over year due to reduced pressures on our supply chain. Aftermarket collision parts volumes also grew as a result of the continued rollout of State Farm's aftermarket parts program, which began on a trial basis in June 2022 and has subsequently been expanded.
(2)Other revenue decreased by $42 million, or 12.0%, to $307 million for the year ended December 31, 2023. This decrease was primarily due to an other organic revenue decrease of $41 million, or 11.8%, primarily related to (i) a $46 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, partially offset by higher volumes, partially offset by (ii) a $5 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher volumes, partially offset by lower prices.
(3)Gross margin increased by $277 million, or 12.5%, to $2,486 million for the year ended December 31, 2023. The decrease in gross margin as a percentage of total segment revenue of was primarily driven by (i) an unfavorable impact of 2.1% related to the acquisition of Uni-select in the third quarter of 2023 due to product mix as the paint, body, and equipment and maintenance parts lines have a lower gross margin structure than other wholesale product lines, partially offset by (ii) a 0.5% benefit from lower inbound freight costs and (iii) a 0.2% mix benefit resulting from the PGW divestiture in the second quarter of 2022.
(4)Selling, general and administrative expenses increased by $163 million, or 11.8%, to $1,535 million for the year ended December 31, 2023. The decrease in Selling, general and administrative expenses as a percentage of revenue reflects favorable impacts of (i) 0.9% related to the acquisition of Uni-Select as Uni-Select operates with lower overhead expenses than our other wholesale product lines, (ii) 0.5% from decreased freight, vehicle, and fuel costs and (iii) other individually immaterial factors representing a 0.2% favorable impact in the aggregate, partially offset by (iv) 0.4% from higher professional fees and (v) 0.2% from higher charitable contributions.
(5)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on restructuring charges.

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Year Ended December 31,
Europe	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue	$ Change
Parts & services revenue	$6,303		$5,711		$592	(1)
Other revenue	20		24		(4)
Total segment revenue	6,323		5,735		588
Cost of goods sold	3,886		3,520		366
Gross margin	2,437	38.5%	2,215	38.6%	222	(2)
Selling, general and administrative expenses	1,842	29.1%	1,651	28.8%	191	(3)
Less: Other segment items(4)	(19)		(21)		2
Segment EBITDA	$614	9.7%	$585	10.2%	$29

(1)Parts and services revenue increased by $592 million, or 10.4%, to $6,303 million for the year ended December 31, 2023. This increase was primarily due to (i) a parts and services organic revenue increase of 6.9% (7.4% on a per day basis), primarily driven by pricing initiatives across all geographies to offset increased costs resulting from inflationary pressures and to a lesser extent, higher volumes, (ii) an acquisition and divestiture revenue net increase of $76 million, or 1.3%, primarily related to our acquisition of seven wholesale businesses from the beginning of 2022 through the one-year anniversary of the acquisition dates and (iii) an exchange rate increase of $121 million, or 2.1%, primarily due to the weaker U.S. dollar against the euro, Czech koruna and pound sterling for the year ended December 31, 2023 relative to the prior year.
(2)Gross margin increased by $222 million, or 10.0%, to $2,437 million for the year ended December 31, 2023. Gross margin as a percent of total segment revenue was flat on a year to date basis, as favorable impacts from price increases were offset by inflationary pressures and difficult macro-economic conditions causing consumer price sensitivity, most notably in our Central and Eastern European regions.

(3)Selling, general and administrative expenses increased by $191 million, or 11.6%, to $1,842 million for the year ended December 31, 2023. The increase in selling, general and administrative expense as a percentage of total segment revenue primarily reflects the unfavorable impacts of 0.2% due to the settlement of a value-added tax issue in Italy and leverage effects of 0.2% caused by strike activity in Germany.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on restructuring charges.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Year Ended December 31,
Specialty	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,665		$1,788		$(123)	(1)
Intersegment revenue	3		3		—
Total segment revenue	1,668		1,791		(123)
Cost of goods sold	1,238		1,270		(32)
Gross margin	430	25.8%	521	29.1%	(91)	(2)
Selling, general and administrative expenses	305	18.3%	325	18.2%	(20)	(3)
Less: Other segment items(4)	(9)		(3)		(6)
Segment EBITDA	$134	8.0%	$199	11.1%	$(65)

(1)Parts and services revenue decreased by $123 million, or 6.9%, to $1,665 million for the year ended December 31, 2023. This decrease was primarily due to a parts and services organic revenue decrease of 10.1% primarily due to demand softness in the RV product line, as RV unit retail sales and wholesale shipments have declined year over year. This was partially offset by an acquisition and divestiture parts and services revenue net increase of $64 million, or 3.6%, primarily related to our acquisition of one Specialty business in 2023.
(2)Gross margin decreased by $91 million, or 17.4%, to $430 million for the year ended December 31, 2023. Gross margin as a percent of total segment revenue decreased primarily due to product channel mix toward lower margin auto and marine products and increased competitive pricing due to broader availability of inventory among competitors in the market.
(3)Selling, general and administrative expenses decreased by $20 million, or 6.4%, to $305 million for the year ended December 31, 2023. The decrease in selling, general and administrative expenses as a percent of total segment revenue was primarily due to a 0.2% decrease in personnel costs, mainly driven by decreased workers compensation and health insurance expenses, as well as restructuring activities.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on restructuring charges.

Self Service

The following table provides a reconciliation of Revenue to Segment EBITDA in our Self Service segment (in millions):

	Year Ended December 31,
Self Service	2023	% of Total Segment Revenue	2022	% of Total Segment Revenue	$ Change
Parts & services revenue	$232		$227		$5	(1)
Other revenue	365		488		(123)	(2)
Total segment revenue	597		715		(118)
Cost of goods sold	375		437		(62)
Gross margin	222	37.2%	278	38.8%	(56)	(3)
Selling, general and administrative expenses	188	31.5%	196	27.4%	(8)	(4)
Less: Other segment items(5)	(2)		(1)		(1)
Segment EBITDA	$36	6.0%	$83	11.7%	$(47)

(1)Parts and services organic revenue increased by $5 million, or 2.4%, to $232 million for the year ended December 31, 2023, primarily driven by pricing initiatives which focused on offsetting inflation on input costs resulting from greater competition for vehicles.
(2)Other revenue decreased by $123 million, or 25.2%, to $365 million for the year ended December 31, 2023, primarily driven by an other organic decrease of $93 million, or 19.1%, due to (i) a $79 million decrease in revenue from precious metals (platinum, palladium, and rhodium) due to lower prices, (ii) a $20 million decrease in revenue from scrap steel related to lower prices and lower volumes, partially offset by (iii) a $6 million increase in revenue from other scrap (e.g., aluminum) and cores primarily related to higher volumes, partially offset by lower prices. Additionally, acquisition and divestiture other revenue was a net decrease of $30 million, or 6.1%, due to the divestiture of a business in the third quarter of 2022. See "Other Divestitures (Not Classified in Discontinued Operations)" in Note 4, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the divestiture.
(3)Gross margin decreased by $56 million, or 20.0%, to $222 million for the year ended December 31, 2023 primarily due to an unfavorable impact resulting from vehicle procurement costs decreasing at a lesser rate than commodity prices. Decreases in precious metals prices contributed an estimated $60 million decline in gross margin relative to the year ended December 31, 2022. Net sequential changes in scrap steel prices partially offset the impact of the decline in precious metals prices. During the year ended December 31, 2023, scrap steel prices had a $5 million favorable impact on gross margin compared to a $15 million unfavorable impact during the year ended December 31, 2022. The favorable impacts for the year ended December 31, 2023 resulted from the increase in scrap steel prices between the date we purchased a vehicle, which influences the price we pay for a vehicle, and the date we scrapped a vehicle, which influences the price we receive for scrapping a vehicle.
(4)Selling, general and administrative expenses decreased by $8 million, or 3.9%, to $188 million for the year ended December 31, 2023. The increase in selling, general and administrative expenses as a percent of total segment revenue was primarily due to a negative leverage effect of 5.7% from decreases in metals revenue, partially offset by other individually immaterial factors representing a 1.5% favorable impact in the aggregate.
(5)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on restructuring charges.

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

The following table summarizes liquidity data as of the dates indicated (in millions):

	December 31, 2024	December 31, 2023
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	664	914
Less: Letters of credit	114	110
Availability under credit revolving facilities	1,222	976
Add: Cash and cash equivalents	234	299
Total liquidity	$1,456	$1,275

We had $1,222 million available under our revolving credit facilities as of December 31, 2024. Combined with $234 million of cash and cash equivalents at December 31, 2024, we had $1,456 million in available liquidity, an increase of $181 million from our available liquidity as of December 31, 2023, primarily as a result of reducing our revolving credit facilities borrowings by $250 million.

See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding total debt outstanding.

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

See Part II, Item 5 of this Annual Report on Form 10-K for further information regarding the dividend activity for our common stock for the year ended December 31, 2024.

On February 18, 2025, our Board declared a quarterly cash dividend of $0.30 per share of common stock, payable on March 27, 2025, to stockholders of record at the close of business on March 13, 2025.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,456 million of total liquidity as of December 31, 2024 and $38 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of December 31, 2024. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of December 31, 2024:

	Covenant Level	Ratio Achieved as of December 31, 2024
Maximum total leverage ratio	4.00 : 1.00	2.3
Minimum interest coverage ratio	3.00 : 1.00	7.5

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

As part of our effort to improve our operating cash flows, we may negotiate payment term extensions with suppliers. These efforts are supported by our supply chain finance programs. See Note 17, "Supply Chain Financing" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our supply chain financing arrangements.

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts outstanding, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.8% at December 31, 2024. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.3% at December 31, 2024. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at the Secured Overnight Financing Rate (i.e., SOFR) plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Overnight Repo Rate Average ("CORRA") for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our borrowings and related interest. The interest rate swaps are described in Note 19, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,651 million and $1,943 million at December 31, 2024 and 2023, respectively. Of these amounts, there were no current maturities at December 31, 2024 or 2023.

See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the scheduled maturities of long-term obligations outstanding.

As of December 31, 2024, the Company had cash and cash equivalents of $234 million, of which $213 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime ("GILTI").

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

For the year ended December 31, 2024, net cash provided by operating activities totaled $1,121 million compared to $1,356 million for the same period of 2023. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period. Inventories represented $324 million in incremental cash outflows for the year ended December 31, 2024 compared to the same period of 2023. Accounts payable produced $256 million in incremental cash inflows for the year ended December 31, 2024 compared to the same period of 2023. Other operating activities primarily reflect the aggregate effect of lower cash earnings, higher interest payments (primarily due to additional borrowings for the Uni-Select Acquisition and higher interest rates), and higher cash paid for taxes during the year ended December 31, 2024 compared to the same period of 2023.

For the year ended December 31, 2024, net cash used in investing activities totaled $406 million compared to $2,442 million for the same period of 2023. We invested $49 million and $2,225 million of cash in business acquisitions during the years ended December 31, 2024 and 2023, respectively. Proceeds from the disposal of businesses, net of divested cash were an outflow of $11 million for the year ended December 31, 2024, compared to an inflow of $110 million for the year ended December 31, 2023, primarily related to the sale of GSF Car Parts. Property, plant and equipment purchases were $311 million for the year ended December 31, 2024 compared to $358 million in the prior year. During the year ended December 31, 2023, we settled our foreign exchange forward contracts related to the Uni-Select purchase price with the counterparties and received $49 million due primarily to strengthening in the Canadian exchange rate relative to the contract rates.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$1,121	$1,356
Less: purchases of property, plant and equipment	311	358
Free cash flow	$810	$998

For the year ended December 31, 2024, net cash used in financing activities totaled $746 million compared to net cash provided by financing activities of $1,102 million for the same period of 2023. The decrease is primarily due to proceeds (net of unamortized bond discounts) of $1,394 million from the issuance of the U.S. Notes (2028/33) in 2023. Cash outflows for share repurchases were $360 million and dividends paid were $318 million for the year ended December 31, 2024 compared to $38 million for share repurchases and $302 million for dividends paid for the same period of 2023. Net debt payments (net of unamortized bond discounts) were $17 million for the year ended December 31, 2024 compared to net debt borrowings (net of unamortized bond discounts) of $111 million for the same period of 2023 (excluding proceeds from the issuance of the U.S. Notes (2028/33) of $1,394 million).

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

We have various contractual obligations and commitments arising in the normal course of business. The following represent our anticipated material cash requirements from known contractual and other obligations as of December 31, 2024.

•Long-term debt of $4,198 million and related interest totaling $914 million, of which $38 million and $223 million, respectively, is expected to be paid within twelve months. See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to debt amounts outstanding at December 31, 2024.

•Operating lease payments of $1,838 million, of which $333 million is expected to be paid within twelve months. See Note 21, "Leases" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to lease amounts outstanding at December 31, 2024.

•Purchase obligations of $693 million for open purchase orders for aftermarket inventory all expected to be paid within twelve months.

•Net pension obligations of $84 million, of which $8 million is expected to be paid within twelve months. Benefit payments for our funded plans will be made from plan assets, whereas benefit payments for our unfunded plans are made from cash flows from operating activities. See Note 22, "Employee Benefit Plans" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to net pension obligations at December 31, 2024.

•Self-insurance reserves of $144 million, of which $79 million is expected to be paid within twelve months. See Note 7, "Self-Insurance Reserves" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to self-insurance reserves at December 31, 2024.

Summarized Guarantor Financial Information

Our U.S. Notes (2028/2033) and Euro Notes (2031) are guaranteed on a senior, unsecured basis by certain of our subsidiaries (each, a “subsidiary guarantor” and, together with LKQ, the “Obligor Group”), which are listed in Exhibit 22.1 in Part IV, Item 15 of this Annual Report on Form 10-K. The guarantees are full and unconditional, joint and several, and subject to certain conditions for release. See Note 18, "Long-Term Obligations" in Part II, Item 8 of this Annual Report on Form 10-K for information related to the Euro Notes (2031) and U.S. Notes (2028/2033).

Holders of the notes have a direct claim only against the Obligor Group. The following summarized financial information is presented for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary.

Summarized Statements of Income (in millions)

	Fiscal Year Ended December 31,
	2024	2023 (2)
Revenue	$6,968	$6,954
Cost of goods sold	4,192	4,079
Gross margin (1)	2,776	2,875
Income from continuing operations	428	602
Net income	$428	$589
(1)Guarantor subsidiaries recorded $53 million and $53 million of net sales to and $205 million and $203 million of purchases from non-guarantor subsidiaries for the fiscal years ended December 31, 2024 and December 31, 2023, respectively.
(2)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part IV, Item 15 of this Annual Report on Form 10-K.

Summarized Balance Sheets (in millions)

	December 31,
	2024	2023 (2)
Current assets	$2,321	$2,167
Noncurrent assets	5,722	5,699
Current liabilities (1)	1,206	925
Noncurrent liabilities	4,163	4,031
(1)Current liabilities for guarantor subsidiaries included $219 million of short term notes payable to non-guarantor subsidiaries as of December 31, 2024.
(2)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates;
•commodity prices; and
•inflation.

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 52.4% and 50.8% of our revenue during years ended December 31, 2024 and 2023, respectively. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.2% change in our consolidated revenue and a 3.7% change in our operating income for the year ended December 31, 2024. See our Results of Operations discussion in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2024 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our Wholesale - North America operations, and we may not be able to pass on any resulting price increases to our customers.

To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated transactions, we may hedge the exposure through the use of foreign currency forward contracts. In March 2023, we entered into foreign currency forward contracts related to the Uni-Select Acquisition. These contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition. See Note 3, "Business Combinations" and Note 19, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of December 31, 2024, we had outstanding borrowings of €250 million under our Euro Notes (2028), €750 million under our Euro Notes (2031), CAD 700 million under our CAD Note, and Swedish Krona ("SEK") 25 million under our revolving credit facilities. As of December 31, 2023, we had outstanding borrowings of €500 million under our Euro Notes (2024) and €250 million under our Euro Notes (2028), CAD 700 million under our CAD Note, and €344 million and SEK 60 million under our revolving credit facilities.

Interest Rates

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facilities, where interest rates are tied to SOFR, prime rate, CORRA, Euro Interbank Offered Rate, SONIA, or Swiss Average Rate Overnight. Therefore, we implemented a policy to manage our exposure to variable interest rates on a portion of our outstanding variable rate debt instruments through the use of interest rate swap contracts. These contracts effectively converted a portion of our variable rate debt to fixed rate debt. We designated our interest rate swap contracts as cash flow hedges, and net interest payments or receipts from interest rate swap contracts are included as adjustments to interest expense.

In February 2023, we entered into two sets of interest rate swap agreements to hedge the variable rates on a portion of our credit agreement borrowings. See Note 18, "Long-Term Obligations" and Note 19, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

At December 31, 2024, we had approximately $951 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $10 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals, such as platinum, palladium, and rhodium, contained in some recycled parts, such as catalytic converters). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a higher or lower rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the year ended December 31, 2024 decreased by 5% over the average for 2023, noting prices decreased over both years. The average prices of palladium, rhodium and platinum decreased by 26%, 23% and 2%, respectively, for the year ended December 31, 2024 compared to the average prices for the year ended December 31, 2023.

Inflation

We are exposed to market risks related to inflation in product, labor, shipping, freight and general overhead costs. In 2023, inflation increased to rates beyond recent history, which resulted in rising costs, but started to ease in 2024. We adjusted our prices and drove productivity initiatives to partially mitigate the inflationary effects. If these pressures continue or increase in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. Inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs, we cannot identify cost efficiencies, or the higher prices impact demand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill Impairment Assessment - Refer to Notes 2 and 9 to the financial statements.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts, the selection of discount rates, and determination of market multiples included the following, among others:

•We tested the effectiveness of controls over the goodwill impairment assessments, including those over the forecasts and the selection of the discount rates and the market multiples.

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
February 20, 2025

We have served as the Company's auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LKQ Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 20, 2025

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$14,355	$13,866	$12,794
Cost of goods sold	8,744	8,291	7,571
Gross margin	5,611	5,575	5,223
Selling, general and administrative expenses	3,916	3,870	3,544
Restructuring and transaction related expenses	135	65	20
Gain on disposal of businesses (1)	—	—	(159)
Depreciation and amortization	361	283	237
Operating income	1,199	1,357	1,581
Other expense (income):
Interest expense	262	214	78
Gains on foreign exchange contracts - acquisition related (2)	—	(49)	—
Interest income and other income, net	(21)	(43)	(15)
Total other expense, net	241	122	63
Income from continuing operations before provision for income taxes	958	1,235	1,518
Provision for income taxes	273	306	385
Equity in earnings of unconsolidated subsidiaries	8	15	11
Income from continuing operations	693	944	1,144
Net (loss) income from discontinued operations	—	(6)	6
Net income	693	938	1,150
Less: net income attributable to continuing noncontrolling interest	3	2	1
Net income attributable to LKQ stockholders	$690	$936	$1,149

Basic earnings per share: (3)
Income from continuing operations	$2.63	$3.53	$4.13
Net (loss) income from discontinued operations	—	(0.02)	0.02
Net income	2.63	3.51	4.15
Less: net income attributable to continuing noncontrolling interest	0.01	0.01	0.01
Net income attributable to LKQ stockholders	$2.62	$3.50	$4.15

Diluted earnings per share: (3)
Income from continuing operations	$2.63	$3.52	$4.12
Net (loss) income from discontinued operations	—	(0.02)	0.02
Net income	2.63	3.50	4.14
Less: net income attributable to continuing noncontrolling interest	0.01	0.01	0.01
Net income attributable to LKQ stockholders	$2.62	$3.49	$4.13
(1)     Primarily related to the sale of PGW Auto Glass ("PGW"). Refer to Note 4, "Discontinued Operations and Divestitures" for further information.
(2)    Related to the Uni-Select acquisition. Refer to Note 3, "Business Combinations" and Note 19, "Derivative Instruments and Hedging Activities" for further information.
(3)    The sum of the individual earnings per share amounts may not equal the total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$693	$938	$1,150
Less: net income attributable to continuing noncontrolling interest	3	2	1
Net income attributable to LKQ stockholders	690	936	1,149

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(168)	90	(212)
Net change in unrealized gains/losses on cash flow hedges, net of tax	2	(11)	—
Net change in unrealized gains/losses on pension plans, net of tax	(7)	(5)	35
Other comprehensive (loss) income from unconsolidated subsidiaries	(4)	9	7
Other comprehensive (loss) income	(177)	83	(170)

Comprehensive income	516	1,021	980
Less: comprehensive income attributable to continuing noncontrolling interest	3	2	1
Comprehensive income attributable to LKQ stockholders	$513	$1,019	$979

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$234	$299
Receivables, net of allowance for credit losses	1,122	1,165
Inventories	3,220	3,121
Prepaid expenses and other current assets	330	283
Total current assets	4,906	4,868
Property, plant and equipment, net	1,517	1,516
Operating lease assets, net	1,388	1,336
Goodwill	5,448	5,600
Other intangibles, net	1,150	1,313
Equity method investments	169	159
Other noncurrent assets	377	287
Total assets	$14,955	$15,079
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,801	$1,648
Accrued expenses:
Accrued payroll-related liabilities	214	260
Refund liability	126	132
Other accrued expenses	352	309
Current portion of operating lease liabilities	237	224
Current portion of long-term obligations	38	596
Other current liabilities	94	149
Total current liabilities	2,862	3,318
Long-term operating lease liabilities, excluding current portion	1,207	1,163
Long-term obligations, excluding current portion	4,127	3,655
Deferred income taxes	386	448
Other noncurrent liabilities	341	314
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 323.6 shares issued and 259.1 shares outstanding at December 31, 2024; 323.1 shares issued and 267.2 shares outstanding at December 31, 2023	3	3
Additional paid-in capital	1,556	1,538
Retained earnings	7,662	7,290
Accumulated other comprehensive loss	(417)	(240)
Treasury stock, at cost; 64.5 shares at December 31, 2024 and 55.9 shares at December 31, 2023	(2,787)	(2,424)
Total Company stockholders' equity	6,017	6,167
Noncontrolling interest	15	14
Total stockholders' equity	6,032	6,181
Total liabilities and stockholders' equity	$14,955	$15,079

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$693	$938	$1,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	319	264
Gain on disposal of businesses	—	—	(159)
Stock-based compensation expense	30	40	38
Gains on foreign exchange contracts - acquisition related	—	(49)	—
Deferred income taxes	(34)	13	6
Other	83	18	(14)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(2)	5	(16)
Inventories	(253)	71	(342)
Other assets	(59)	(23)	33
Prepaid income taxes/income taxes payable	(15)	(12)	33
Accounts payable	251	(5)	269
Other liabilities	17	37	(15)
Operating lease assets and liabilities	4	4	3
Net cash provided by operating activities	1,121	1,356	1,250
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(311)	(358)	(222)
Acquisitions, net of cash acquired	(49)	(2,225)	(4)
Proceeds from disposals of businesses, net of divested cash	(11)	110	399
Proceeds from settlement of foreign exchange contracts - acquisition related	—	49	—
Other investing activities, net	(35)	(18)	(1)
Net cash (used in) provided by investing activities	(406)	(2,442)	172
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,312	2,186	1,644
Repayments under revolving credit facilities	(1,553)	(3,074)	(1,675)
Borrowings under term loans	—	1,031	—
Repayments of other debt, net	(45)	(32)	(17)
Proceeds from issuance of U.S. Notes (2028/33), net of unamortized bond discount	—	1,394	—
Proceeds from issuance of Euro Notes (2031), net of unamortized bond discount	816	—	—
Repayment of Euro Notes (2024)	(547)	—	—
Dividends paid to LKQ stockholders	(318)	(302)	(284)
Purchase of treasury stock	(360)	(38)	(1,040)
Other financing activities, net	(51)	(63)	(22)
Net cash (used in) provided by financing activities	(746)	1,102	(1,394)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	5	(24)
Net (decrease) increase in cash, cash equivalents and restricted cash	(60)	21	4
Cash and cash equivalents, beginning of period	299	278	274
Cash, cash equivalents and restricted cash, end of period (1)	$239	$299	$278

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$322	$305	$346
Interest	230	197	71
(1)    Refer to Note 2, "Summary of Significant Accounting Policies" and Note 24, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Years Ended December 31, 2024, 2023 and 2022
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	321.6	$3	(34.6)	$(1,346)	$1,474	$5,794	$(153)	$15	$5,787
Net income	—	—	—	—	—	1,149	—	1	1,150
Other comprehensive loss	—	—	—	—	—	—	(170)	—	(170)
Purchase of treasury stock	—	—	(20.5)	(1,043)	—	—	—	—	(1,043)
Vesting of restricted stock units, net of shares withheld for employee tax	0.8	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	38	—	—	—	38
Dividends declared to LKQ stockholders ($1.025 per share)	—	—	—	—	—	(287)	—	—	(287)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2022	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467
Net income	—	—	—	—	—	936	—	2	938
Other comprehensive income	—	—	—	—	—	—	83	—	83
Purchase of treasury stock	—	—	(0.8)	(35)	—	—	—	—	(35)
Vesting of restricted stock units, net of shares withheld for employee tax	0.7	—	—	—	(8)	—	—	—	(8)
Stock-based compensation expense	—	—	—	—	40	—	—	—	40
Dividends declared to LKQ stockholders ($1.125 per share)	—	—	—	—	—	(302)	—	—	(302)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2023	323.1	$3	(55.9)	$(2,424)	$1,538	$7,290	$(240)	$14	$6,181
Net income	—	—	—	—	—	690	—	3	693
Other comprehensive loss	—	—	—	—	—	—	(177)	—	(177)
Purchase of treasury stock	—	—	(8.6)	(363)	—	—	—	—	(363)
Vesting of restricted stock units, net of shares withheld for employee tax	0.5	—	—	—	(11)	—	—	—	(11)
Stock-based compensation expense	—	—	—	—	30	—	—	—	30
Dividends declared to LKQ stockholders ($1.20 per share)	—	—	—	—	—	(318)	—	—	(318)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2)	(2)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	—	(1)
Balance as of December 31, 2024	323.6	$3	(64.5)	$(2,787)	$1,556	$7,662	$(417)	$15	$6,032

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

We are a global distributor of vehicle products, including replacement parts, components, and systems used in the repair and maintenance of vehicles, and specialty aftermarket products and accessories designed to improve the performance, functionality and appearance of vehicles. We operate in the United States, Canada, Germany, the U.K., the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, France and various other European countries.

We are organized into four operating segments: Wholesale - North America; Europe; Specialty; and Self Service, each of which is presented as a reportable segment.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission. We have reclassified certain prior year amounts to conform to the current year presentation.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of Goods Sold

Cost of goods sold includes: the price we pay for inventory, net of vendor discounts, rebates or other incentives; inbound freight and other transportation costs to bring inventory into our facilities; and overhead costs related to purchasing, warehousing and transporting our products from our distribution warehouses to our selling locations. For our salvage, remanufactured, refurbished and manufactured products, cost of goods sold also includes direct and indirect labor, equipment costs, depreciation, and other overhead to transform inventory into finished products suitable for sale. Cost of goods sold also includes expenses for service-type and assurance-type warranty programs.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include any interest and penalties associated with income tax obligations in income tax expense.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand, operating accounts, and deposits readily convertible to known amounts of cash. Restricted cash includes any cash that is legally or contractually restricted as to withdrawal or usage.

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

Intangible Assets

Intangible assets consist primarily of goodwill (the cost of purchased businesses in excess of the fair value of the identifiable net assets acquired) and other specifically identifiable intangible assets, such as customer and supplier relationships, trade names, trademarks, software and other technology related assets, and covenants not to compete.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed annual impairment tests during the fourth quarters of 2024, 2023 and 2022. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. The fair value estimates of our goodwill reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach.

Based on the annual goodwill and indefinite-lived intangible assets impairment test performed in the fourth quarter of 2024, we determined no impairment existed. The goodwill reporting units had a fair value estimate which exceeded the carrying value by at least 10%.

Leases

We determine if an arrangement is a lease at contract inception with lease right-of-use ("ROU") assets and lease liabilities being recognized based on the present value of the future lease payments over the lease term at the commencement date. In determining the present value of future lease payments, we use the incremental borrowing rate based on the information available at commencement date when the implicit rate is not readily determinable. We determine the incremental borrowing rate by analyzing yield curves with consideration of lease term, country and Company specific factors. In assessing the ROU asset, we include any lease prepayments and deduct lease incentives. We account for the lease and non-lease components of a contract as a single lease component and for leases with an initial term of 12 months or less, we have elected to not record an ROU asset and lease liability. In assessing the lease term, we include options to renew only when it is reasonably certain that the option will be exercised.

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

Net Assets Held for Sale

We record net assets held for sale at the lower of fair value less cost to sell or carrying value. Fair values are based on projected discounted cash flows and/or estimated selling prices. Management's assumptions for the discounted cash flow analyses of the businesses are based on projected revenues and profits, tax rates, capital expenditures, working capital requirements and discount rates. For businesses for which we utilized estimated selling prices to calculate the fair value, the inputs to the estimates included projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in management's analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a non-

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recurring basis as of December 31, 2024. As of December 31, 2024 and 2023, assets and liabilities held for sale were insignificant. In 2024, we divested certain operations in Slovenia, Poland and Bosnia. Our decision to exit these businesses, as well as other factors, constituted a triggering event to evaluate our net assets held for sale for impairment, and as a result, we incurred impairment charges related to these divestitures during the year ended December 31, 2024. See Note 13, "Restructuring and Transaction Related Expenses" for further information related to these impairment charges. For the year ended December 31, 2023, we recorded an insignificant amount of impairment on our net assets held for sale.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. As a result of the divestitures described in the "Net Assets Held for Sale" section above, we incurred impairment charges to the carrying value of long-lived assets during the year ended December 31, 2024. See Note 13, "Restructuring and Transaction Related Expenses" for further information related to these impairment charges. There were no significant impairments to the carrying value of long-lived assets during the years ended December 31, 2023 or 2022.

Equity Method Investments

We account for our investments in unconsolidated subsidiaries using the equity method of accounting, as our investments give us the ability to exercise significant influence, but not control, over the investee. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for our proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets, as applicable.

Warranty Reserve

Assurance-type warranties are not considered a separate performance obligation, and thus no transaction price is allocated to them. Our warranty reserve is calculated using historical claim information to project future warranty claims activity and is recorded within Other accrued expenses and Other noncurrent liabilities on our Consolidated Balance Sheets based on the expected timing to settle the warranty claims. We record warranty costs in Cost of goods sold in our Consolidated Statements of Income.

Self-Insurance Reserves

We self-insure a portion of our employee medical benefits under the terms of our employee health insurance program. We purchase certain stop-loss insurance to limit our liability exposure. We also self-insure a portion of our property and casualty risk, which includes automobile liability, general liability, directors and officers liability, workers' compensation, and property coverage, under deductible insurance programs. The insurance premium costs are expensed over the contract periods. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of the ultimate cost, which is calculated using an analysis of historical data. We monitor new claim and claim developments as well as trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. The current portion of total self-insurance reserves is recorded in Other accrued expenses on the Consolidated Balance Sheets with the noncurrent portion is recorded in Other noncurrent liabilities on the Consolidated Balance Sheets, which reflects management's estimates of when claims will be paid.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2023, we adopted Accounting Standards Update No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"), which requires the buyer in a supplier finance program to disclose certain information about its program, including key terms, balance sheet presentation of amounts, outstanding amounts at the end of each period, and rollforwards of balances. We adopted the provisions of ASU 2022-04 on a retrospective basis, except for the disclosure of rollforward information, which was adopted prospectively for the year ended December 31, 2024 as required. The adoption of ASU 2022-04 did not have a material impact on our results of operations, financial position or cash flows but did result in additional disclosures.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (ASU 2023-07). The ASU expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. We adopted the ASU on a retrospective basis beginning in this Annual Report on Form 10-K for the year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on our results of operations, financial position or cash flows but did result in additional disclosures.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU requires disclosure of specific expense categories within relevant income statement captions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The ASU can be adopted prospectively or retrospectively and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

Note 3. Business Combinations

During the year ended December 31, 2024, we completed acquisitions of eight businesses within our Wholesale - North America segment and two businesses within our Europe segment. These acquisitions were not material to our financial position or results of operations as of and for the year ended December 31, 2024. Additionally, in January 2024, we paid $23 million (€21 million) to a minority shareholder to settle a put option exercised on redeemable shares issued in conjunction with a previous acquisition. This payment was presented within Other financing activities, net in financing activities in our Consolidated Statements of Cash Flows.

On February 26, 2023, we entered into a plan of arrangement to acquire all of Uni-Select's issued and outstanding shares. On August 1, 2023, we completed the acquisition of Uni-Select for an aggregate consideration paid of approximately Canadian dollar (“CAD”) 2.8 billion ($2.1 billion) (the "Uni-Select Acquisition"). In order to reduce the risk related to changes in CAD foreign exchange rates for the CAD purchase price, we entered into foreign exchange contracts. These foreign exchange contracts did not qualify for hedge accounting, and therefore the changes in fair value were reported in Gains on foreign exchange contracts - acquisition related in the Consolidated Statements of Income. We reported Gains on foreign exchange contracts - acquisition related of $49 million for the year ended December 31, 2023. These foreign exchange contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition, resulting in total payments received of $49 million. See Note 19, "Derivative Instruments and Hedging Activities" for information related to these foreign exchange contracts. This acquisition complemented our existing North American paint distribution operations and provided a scaled position in the Canadian replacement and maintenance parts market, with opportunity for future consolidation and growth.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to our acquisition of Uni-Select, we completed acquisitions of three businesses within our Wholesale - North America segment, four businesses within our Europe segment and one business in our Specialty segment, during the year ended December 31, 2023.

Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets based upon estimated fair values at the dates of acquisition. During the year ended December 31, 2024, there have been no significant adjustments to the preliminary purchase price allocations from those disclosed in our December 31, 2023 Consolidated Financial Statements.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the effect of the businesses acquired during the year ended December 31, 2024 as though the businesses had been acquired as of January 1, 2023. The unaudited pro forma financial information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma financial information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results. The unaudited pro forma financial information is as follows (in millions):

	Year Ended December 31,
	2024	2023
Revenue	$14,396	$14,921
Income from continuing operations	693	871

The pro forma impact of our acquisitions also reflects the elimination of acquisition related expenses (net of tax) of $18 million and gains on foreign exchange contracts - acquisition related of $49 million for the year ended December 31, 2023. In addition, the unaudited pro forma financial information excludes the results of GSF Car Parts which was classified as discontinued operations upon the acquisition of Uni-Select. Refer to Note 13, "Restructuring and Transaction Related Expenses" for further information regarding our acquisition related expenses, Note 19, "Derivative Instruments and Hedging Activities" for further information on our foreign exchange contracts and Note 4, "Discontinued Operations and Divestitures" for further information related to the divestment of GSF Car Parts.

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

On October 25, 2023, we divested GSF Car Parts to a third party for $110 million of proceeds, net of cash divested, resulting in an immaterial loss on sale. The proceeds were used for repayments on our revolving credit facilities. In order to manage our exposure to variability in the cash flows related to the sale of GSF Car Parts, we entered into a foreign exchange forward contract to fix the amount of USD we received upon completion of the sale. This foreign exchange contract was settled in October 2023.

Glass Manufacturing Business

For the year ended December 31, 2022, we recorded to discontinued operations a $5 million benefit primarily related to the reassessment of a previously recorded valuation allowance on a deferred tax asset related to our glass manufacturing business sold in 2017.

Other Divestitures (Not Classified in Discontinued Operations)

In 2024, we divested certain operations in Slovenia, Poland and Bosnia. See Note 13, "Restructuring and Transaction Related Expenses" for further information related to these divestitures.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products. Aftermarket and refurbished products and salvage and remanufactured products are primarily composed of finished goods. Manufactured products are primarily composed of raw materials and finished goods.

Inventories consist of the following (in millions):

	December 31,
	2024	2023
Aftermarket and refurbished products	$2,659	$2,556
Salvage and remanufactured products	507	510
Manufactured products	54	55
Total inventories	$3,220	$3,121

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

		December 31,
	Useful Life	2024	2023
Land and improvements	10 - 20 years(1)	$271	$260
Buildings and improvements	20 - 40 years	505	473
Machinery and equipment	3 - 20 years	921	866
Computer equipment	3 - 10 years	158	140
Vehicles and trailers	3 - 10 years	135	144
Furniture and fixtures	5 - 7 years	73	76
Leasehold improvements	1 - 20 years	476	457
Finance lease assets		166	141
		2,705	2,557
Less—Accumulated depreciation		(1,251)	(1,173)
Construction in progress		63	132
Total property, plant and equipment, net		$1,517	$1,516
(1) Only applies to land improvements as land is not depreciated.

Total depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $225 million, $193 million, and $169 million, respectively.

Note 7. Self-Insurance Reserves

To provide for the potential liabilities for certain risks, we use a combination of insurance and self-insurance mechanisms, including a consolidated, wholly-owned captive insurance subsidiary which provides insurance coverage for workers' compensation and automotive liability claim payments that are below our deductibles under our third-party policies. The activity related to our captive insurance subsidiary was not material for the years ended December 31, 2024, 2023, and 2022.

Total self-insurance reserves were $144 million and $136 million, of which $79 million and $73 million were classified as current, as of December 31, 2024 and 2023, respectively. We had outstanding letters of credit of $114 million and $110 million, of which $79 million and $74 million were to guarantee self-insurance claims payments at December 31, 2024 and 2023, respectively. While we do not expect the amounts ultimately paid to differ significantly from the estimates, the insurance

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.

Note 8. Allowance for Credit Losses

Our allowance for expected credit losses was $56 million and $61 million as of December 31, 2024 and December 31, 2023, respectively. The provision for credit losses was $17 million, $12 million, and $9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

A rollforward of our allowance for credit losses is as follows (in millions):

	2024	2023
Balance as of January 1,	$61	$54
Provision for credit losses	17	12
Write-offs	(19)	(7)
Impact of foreign currency	(3)	2
Balance as of December 31,	$56	$61

Note 9. Intangible Assets

The changes in the carrying amount of goodwill by reportable segment is as follows (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Total
Balance as of January 1, 2023, gross	$1,430	$2,191	$456	$275	$4,352
Accumulated impairment losses as of January 1, 2023	(33)	—	—	—	(33)
Balance as of January 1, 2023	1,397	2,191	456	275	4,319
Business acquisitions	1,171	35	15	—	1,221
Exchange rate effects	(12)	72	—	—	60
Balance as of December 31, 2023	$2,556	$2,298	$471	$275	$5,600
Business acquisitions and adjustments to previously recorded goodwill	4	9	1	—	14
Disposal of businesses	—	(5)	—	—	(5)
Exchange rate effects	(32)	(129)	—	—	(161)
Balance as of December 31, 2024	$2,528	$2,173	$472	$275	$5,448

The components of other intangibles, net are as follows (in millions):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer and supplier relationships	$1,150	$(505)	$645	$1,176	$(412)	$764
Trade names and trademarks	513	(248)	265	536	(226)	310
Software and other technology related assets	425	(266)	159	404	(246)	158
Covenants not to compete	—	—	—	2	(2)	—
Total finite-lived intangible assets	2,088	(1,019)	1,069	2,118	(886)	1,232
Indefinite-lived trademarks	81	—	81	81	—	81
Total other intangible assets	$2,169	$(1,019)	$1,150	$2,199	$(886)	$1,313

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated useful lives for the finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Customer and supplier relationships	Accelerated	3-20 years
Trade names and trademarks	Straight-line	3-30 years
Software and other technology related assets	Straight-line	3-15 years
Covenants not to compete	Straight-line	2-5 years

Amortization expense for intangibles was $182 million, $126 million, and $95 million during the years ended December 31, 2024, 2023, and 2022, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2029 is $174 million, $157 million, $138 million, $108 million and $92 million, respectively.

Note 10. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of December 31, 2024	December 31, 2024	December 31, 2023
MEKO AB (1)	Europe	26.6%	$157	$145
Other			12	14
Total			$169	$159
(1)    As of December 31, 2024, the Level 1 fair value of our investment in MEKO AB ("Mekonomen") was $194 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. Our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $11 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag. We received $5 million, $5 million, and $3 million in dividend payments from Mekonomen during the years ended December 31, 2024, 2023, and 2022, respectively.

Note 11. Warranty Reserve

We provide warranties against defects and product failures on certain of our products, including remanufactured engines and transmissions (warranty periods ranging from 12 to 48 months) and certain salvage mechanical products (warranty period of 6 months or 6,000 miles). We also offer limited lifetime warranties on certain collision sheet metal products.

The changes in the warranty reserve are as follows (in millions):

	2024	2023
Balance as of January 1,	$35	$32
Warranty expense	89	86
Warranty claims	(85)	(83)
Balance as of December 31,	$39	$35

Note 12. Revenue Recognition

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Year Ended December 31,
	2024	2023	2022
Wholesale - North America	$5,465	$4,974	$4,207
Europe	6,386	6,303	5,711
Specialty	1,654	1,665	1,788
Self Service	213	232	227
Parts and services	13,718	13,174	11,933
Wholesale - North America	297	307	349
Europe	21	20	24
Self Service	319	365	488
Other	637	692	861
Total revenue	$14,355	$13,866	$12,794

Variable Consideration

Amounts related to variable consideration on our Consolidated Balance Sheets are as follows (in millions):

		December 31,
	Classification	2024	2023
Return asset	Prepaid expenses and other current assets	$67	$68
Refund liability	Refund liability	126	132
Variable consideration reserve	Receivables, net of allowance for credit losses	136	155

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenue
United States	$6,837	$6,826	$6,632
Germany	1,732	1,672	1,523
United Kingdom	1,692	1,679	1,550
Other countries	4,094	3,689	3,089
Total revenue	$14,355	$13,866	$12,794

Note 13. Restructuring and Transaction Related Expenses

From time to time, we initiate restructuring plans to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. Below is a summary of our current restructuring plans:

2024 Global Restructuring Plan

In the first quarter of 2024, we began a global restructuring initiative focused on enhancing profitability. This initiative includes exiting businesses and markets that do not align with our strategic objectives and executing on opportunities to reduce costs, streamline operations and consolidate facilities. As we continue to move forward with our plan, we have incurred and expect to incur impairments and other charges related to the disposal of long-lived assets, inventory, and other assets; costs for employee severance; lease termination charges and facility closure costs; and other contract termination charges. We expect that the largest portion of the activity will come from the Europe segment. In 2024, we divested our operations in Slovenia and Bosnia to third parties and, certain operations in Poland to Mekonomen, an equity method investment of which we own 26.6%, and received a combination of cash and notes receivable. Our decision to exit these markets constituted a triggering event to evaluate certain long-lived assets for impairment, and as a result, we incurred impairment charges with the divestitures of Slovenia, Poland, and Bosnia. This plan is scheduled to be substantially complete by the end of 2025 with an estimated total incurred cost of between $130 million and $150 million.

2022 Global Restructuring Plan

In the fourth quarter of 2022, we began a restructuring initiative covering all of our reportable segments designed to reduce costs, streamline operations, consolidate facilities and implement other strategic changes to the overall organization. We have incurred costs primarily for employee severance, inventory or other asset write-downs, and exiting facilities. This plan was completed in 2024 with a total incurred cost of $30 million.

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

Acquisition Integration Plans

After completing the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. We substantially completed the integration plan in 2024 related to the Uni-Select Acquisition in our Wholesale - North America segment.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Year Ended December 31,
Plan	Expense Type	2024	2023	2022
2024 Global Plan	Employee related costs	$35	$—	$—
	Facility exit costs	7	—	—
	Inventory related costs (1)	13	—	—
	Asset impairments (2)	49	—	—
	Other costs	7	—	—
	Total	$111	$—	$—

2022 Global Plan	Employee related costs	$2	$4	$6
	Facility exit costs	3	7	1
	Inventory related costs (1)	—	2	—
	Other costs	—	2	3
	Total	$5	$15	$10

2019/2020 Global Plan	Facility exit costs	$—	$1	$1
	Total	$—	$1	$1

1 LKQ Europe Plan	Employee related costs	$2	$1	$1
	Facility exit costs	1	—	—
	Inventory related costs (1)	2	2	—
	Total	$5	$3	$1

Acquisition Integration Plans	Employee related costs	$4	$23	$2
	Facility exit costs	16	5	1
	Other costs	5	1	—
	Total	$25	$29	$3

Total restructuring expenses		$146	$48	$15
(1)    Recorded to Cost of goods sold in the Consolidated Statements of Income.
(2)    Related to impairment of assets in Property, plant and equipment, net and Prepaid expenses and other current assets on the Consolidated Balance Sheets.

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2024 Global Plan	$15	$96	$—	$—	$111
2022 Global Plan	2	20	4	4	30
1 LKQ Europe Plan	—	15	—	—	15

Transaction Related Expenses

During the years ended December 31, 2024, 2023 and 2022, we incurred expenses totaling $4 million, $21 million and $5 million, respectively, for legal, accounting and advisory services related to completed and potential transactions.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock-Based Compensation

In order to attract and retain employees, non-employee directors, consultants, and other persons associated with the Company, we grant equity-based awards under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by stockholders for issuance under the Equity Incentive Plan is 70 million shares, subject to anti-dilution and other adjustment provisions. We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by stockholders for issuance under the Equity Incentive Plan, 6.9 million shares remained available for issuance as of December 31, 2024. We expect to issue new or treasury shares of common stock to cover past and future equity grants.

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

The Compensation and Human Capital Committee of our Board approved the grant of 228,570, 169,511, and 169,605 RSUs to our executives that included both a performance-based vesting condition and a time-based vesting condition in 2024, 2023, and 2022, respectively. The performance-based vesting conditions for the 2024, 2023, and 2022 grants to our executive officers have been satisfied.

The fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $31 million, $38 million, and $38 million, respectively; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the year ended December 31, 2024 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2024	1.2	$48.35
Granted (2)	0.8	$51.61
Vested	(0.7)	$47.47
Forfeited / Canceled	(0.1)	$51.01
Unvested as of December 31, 2024	1.2	$50.85
Expected to vest after December 31, 2024	1.1	$50.74	2.6	$40
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $56.57 and $49.21, respectively.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of PSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $11 million, $13 million, and $9 million respectively; the fair value of PSUs vested is based on the market price of LKQ stock on the date vested.

The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the year ended December 31, 2024 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2024	0.4	$45.91
Granted (2)	0.2	$52.08
Performance-based adjustment (3)	(0.1)	$48.96
Vested	(0.2)	$38.77
Unvested as of December 31, 2024	0.3	$53.60
Expected to vest after December 31, 2024	0.3	$53.63	1.4	$10
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2023 and 2022 was $56.83 and $48.95, respectively.
(3)    Represents the net adjustment to the number of shares issuable upon vesting of performance-based PSUs based on the Company's actual financial performance metrics for the three year performance period ended December 31, 2024.

Stock-Based Compensation Expense

Stock-based compensation expense and the resulting tax benefits included in the Consolidated Statements of Income were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense	$30	$40	$38
Income tax benefit	(7)	(9)	(9)
Stock-based compensation expense, net of tax	$23	$31	$29

We did not capitalize any stock-based compensation costs during the years ended December 31, 2024, 2023, and 2022.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, unrecognized compensation expense related to unvested RSUs and PSUs is expected to be recognized as follows (in millions):

Unrecognized Compensation Expense
2025	$20
2026	13
2027	8
2028	4
Total unrecognized compensation expense	$45

Stock-based compensation expense related to these awards will be different to the extent that forfeitures are realized and performance under the PSUs differs from current achievement estimates.

Note 15. Earnings Per Share

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

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Income from continuing operations	$693	$944	$1,144
Denominator for basic earnings per share—Weighted-average shares outstanding	263.6	267.6	277.1
Effect of dilutive securities:
RSUs	0.2	0.5	0.6
PSUs	0.1	0.2	0.3
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	263.9	268.3	278.0
Basic earnings per share from continuing operations	$2.63	$3.53	$4.13
Diluted earnings per share from continuing operations (1)	$2.63	$3.52	$4.12
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(121)	$—	$(24)	$(8)	$(153)
Pretax (loss) income	(216)	—	49	—	(167)
Income tax effect	—	—	(14)	—	(14)
Disposal of business	4	—	—	—	4
Other comprehensive income from unconsolidated subsidiaries	—	—	—	7	7
Balance as of December 31, 2022	$(333)	$—	$11	$(1)	$(323)
Pretax income (loss)	90	(12)	(4)	—	74
Income tax effect	—	3	1	—	4
Reclassification of unrealized gain	—	(3)	(2)	—	(5)
Reclassification of deferred income taxes	—	1	—	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	9	9
Balance as of December 31, 2023	$(243)	$(11)	$6	$8	$(240)
Pretax (loss) income	(170)	7	(8)	—	(171)
Income tax effect	—	(2)	1	—	(1)
Reclassification of unrealized gain	—	(4)	—	—	(4)
Reclassification of deferred income taxes	—	1	—	—	1
Disposal of business	2	—	—	—	2
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(4)	(4)
Balance as of December 31, 2024	$(411)	$(9)	$(1)	$4	$(417)

Net unrealized losses and gains related to our pension plans were reclassified to Interest income and other income, net in the Consolidated Statements of Income during each of the years ended December 31, 2024, 2023, and 2022.

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Consolidated Statements of Income.

Note 17. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our effort to improve our operating cash flows. These programs provide participating suppliers the opportunity to sell their LKQ receivables to financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreement between the suppliers and financial institutions. The financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. Our obligation to our suppliers, including amount due and payment date, are not impacted by the supplier’s decision to sell amounts under these agreements. Our payment terms to the financial institutions, including the timing and amount of payments, are unchanged from the original supplier invoice. All outstanding payments owed under the supply chain finance programs with the participating financial institutions are recorded within Accounts payable on our Consolidated Balance Sheets. As of December 31, 2024 and 2023, we had $416 million and $411 million of Accounts payable outstanding under the arrangements, respectively. A rollforward of obligations confirmed and paid during the year is as follows (in millions):

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024
Balance as of January 1,	$411
Invoices confirmed during the year	871
Confirmed invoices paid during the year	(840)
Impact of foreign currency	(26)
Balance as of December 31,	$416

Note 18. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		December 31, 2024			December 31, 2023
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	5.83%		$500	6.83%		$500
Revolving credit facilities	January 2028	5.86%	(1)	664	6.25%	(1)	914

Senior Unsecured Term Loan Agreement:
Term loan payable	July 2026	4.98%		487	6.82%		529

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2024)	April 2024	—%		—	3.88%		552
Euro Notes (2028)	April 2028	4.13%		259	4.13%		276
Euro Notes (2031)	March 2031	4.13%		777	—%		—

Notes payable	Various through October 2030	3.07%	(1)	10	3.85%	(1)	16
Finance lease obligations		5.06%	(1)	100	4.83%	(1)	83
Other debt		4.58%	(1)	1	2.16%	(1)	11
Total debt				4,198			4,281
Less: long-term debt issuance costs and unamortized bond discounts				(33)			(30)
Total debt, net of debt issuance costs and unamortized bond discounts				4,165			4,251
Less: current maturities, net of debt issuance costs				(38)			(596)
Long-term debt, net of debt issuance costs and unamortized bond discounts				$4,127			$3,655
(1)    Interest rate derived via a weighted average

The scheduled maturities of long-term obligations outstanding at December 31, 2024 are as follows (in millions):

Amount
2025 (1)	$38
2026	1,012
2027	17
2028	1,733
2029	5
Thereafter	1,393
Total debt (2)	$4,198

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Long-term obligations maturing by December 31, 2025 include $1 million of short-term debt that may be extended beyond the current year ending December 31, 2025.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $33 million as of December 31, 2024).

Senior Unsecured Credit Agreement

On January 5, 2023, we and certain other subsidiaries of ours entered into a new credit agreement (the "Senior Unsecured Credit Agreement") which consists of (i) an unsecured revolving credit facility of up to a U.S. Dollar equivalent of $2.0 billion, which includes a $150 million sublimit for the issuance of letters of credit and a $150 million sublimit for swing line loans and (ii) an unsecured term loan facility of up to $500 million. Borrowings under the agreement bear interest at the Secured Overnight Financing Rate (i.e. "SOFR") plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread based on the Company's debt rating and total leverage ratio. On June 5, 2024, we entered into Amendment No. 1 to the Senior Unsecured Credit Agreement which replaced the Canadian Dollar Offer Rate ("CDOR") with the Canadian Overnight Repo Rate Average ("CORRA") for CAD denominated borrowings. The maturity date of the term loan is January 5, 2026 and may be extended by one additional year subject to agreement by the lenders. The term loan has no required amortization payments prior to its maturity date. The maturity date for the revolving credit facility is January 5, 2028, and may be extended by up to two additional years in one year increments.

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

Proceeds from the Senior Unsecured Credit Agreement were used to repay the outstanding principal amount under our prior Senior Secured Credit Agreement ("Prior Credit Agreement"), to pay fees and expenses related to the Senior Unsecured Credit Agreement, and for other general corporate purposes.

Senior Unsecured Term Loan Credit Agreement

For the permanent financing related to the Uni-Select Acquisition, on March 27, 2023, we entered into the Senior Unsecured Term Loan Agreement ("CAD Note") which established an unsecured term loan facility of up to CAD 700 million maturing in July 2026. The CAD Note was funded on July 31, 2023, which was one business day prior to the consummation of the Uni-Select Acquisition.

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

U.S. Notes (2028/2033)

On May 24, 2023, as part of the financing for the Uni-Select Acquisition, we completed an offering of $1,400 million aggregate principal amount of senior unsecured notes, consisting of $800 million senior notes due 2028 (the "U.S. Notes (2028)") and $600 million senior notes due 2033 (the "U.S. Notes (2033)" and together with the U.S. Notes (2028), the "U.S. Notes (2028/33)") in a private placement conducted pursuant to Rule 144A and Regulation S under the United States Securities Act of 1933.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Euro Notes (2024) and Euro Notes (2031)

On April 14, 2016, LKQ Italia Bondco S.p.A. ("LKQ Italia"), an indirect, wholly-owned subsidiary of LKQ Corporation, completed an offering of €500 million aggregate principal amount of senior notes due April 1, 2024 (the "Euro Notes (2024)") in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering were used to repay a portion of the revolver borrowings under the Prior Credit Agreement and to pay related fees and expenses.

On March 13, 2024, LKQ, together with its indirect, wholly-owned subsidiary, LKQ Dutch Bond B.V., a private company with limited liability, completed an offering and sale of €750 million aggregate principal amount of its 4.125% Notes due March 13, 2031 (“Euro Notes (2031)”). We used the net proceeds from this offering to (i) pay outstanding indebtedness, including all of the outstanding €500 million aggregate principal amount of the Euro Notes (2024) issued by the Company’s indirect wholly-owned subsidiary, LKQ Italia Bondco di LKQ Italia Bondco GP S.r.l e C.S.A.P.A. (f/k/a LKQ Italia Bondco S.p.A.), and (ii) pay accrued interest and related fees, premiums and expenses. The Euro Notes (2031) are governed by the Euro Notes (2031) Indenture, dated as of March 13, 2024.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Euro Notes (2026/2028)

On April 9, 2018, LKQ European Holdings B.V. ("LKQ Euro Holdings"), a wholly-owned subsidiary of LKQ Corporation, completed an offering of €1,000 million aggregate principal amount of senior notes. The offering consisted of €750 million senior notes due 2026 (the "Euro Notes (2026)") and €250 million senior notes due 2028 (the "Euro Notes (2028)" and, together with the Euro Notes (2026), the "Euro Notes (2026/28)") in a private placement conducted pursuant to Regulation S and Rule 144A under the Securities Act of 1933. The proceeds from the offering, together with borrowings under our senior secured credit facility, were used (i) to finance a portion of the consideration paid for the Stahlgruber acquisition, (ii) for general corporate purposes and (iii) to pay related fees and expenses, including the refinancing of net financial debt. The Euro Notes (2026/28) are governed by the Indenture dated as of April 9, 2018 (the “Euro Notes (2026/28) Indenture”) among LKQ Euro Holdings, LKQ Corporation and certain of our subsidiaries (the “Euro Notes (2026/28) Subsidiaries”), the trustee, paying agent, transfer agent, and registrar. On April 1, 2021, we redeemed the Euro Notes (2026).

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

Note 19. Derivative Instruments and Hedging Activities

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

In March 2023, we entered into forward starting interest rate swaps to hedge the risk of changes in interest rates related to forecasted debt issuance to finance a portion of the Uni-Select Acquisition. These swaps were settled in May 2023 upon issuance of the U.S. Notes (2028/33), resulting in total payments of $13 million. See Note 18, "Long-Term Obligations" for additional information related to the offering of the U.S. Notes (2028/33). Changes in the fair value of the interest rate swaps were recorded in Accumulated other comprehensive loss and the fair value at the termination date is being reclassified to Interest expense over the term of the debt. Payments made to settle the forward starting interest rate swaps were classified in financing activities in our Consolidated Statements of Cash Flows as these payments were related to the forecasted debt issuance.

All of our interest rate swap contracts have been executed with counterparties that we believe are creditworthy, and we closely monitor the credit ratings of these counterparties.

As of December 31, 2024 and 2023, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions):

	December 31, 2024
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$400	Other accrued expenses	$—
Interest rate swap agreements	300	Other noncurrent liabilities	(1)

	December 31, 2023
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$700	Other noncurrent liabilities	$(2)

The activity related to our cash flow hedges is included in Note 16, "Accumulated Other Comprehensive Income (Loss)." As of December 31, 2024, we estimate that $2 million of derivative losses (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Consolidated Statements of Income within the next 12 months.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income of $49 million for the year ended December 31, 2023. These contracts were settled in July 2023 resulting in total payments received of $49 million.

To manage our foreign currency exposure on other non-functional currency denominated intercompany loans, we enter into short-term foreign currency forward contracts from time to time. We have not elected to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date. The effect on our results of operations for these contracts during the years ended December 31, 2024, 2023, and 2022, were not material. The fair values of these short-term derivative instruments that remained outstanding as of year-end were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Consolidated Balance Sheets and were not material at December 31, 2024 and 2023.

Additionally, we hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have not elected to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at December 31, 2024 and 2023, along with the effect on our results of operations during the years ended December 31, 2024, 2023, and 2022, were not material. The fair values of these contracts were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Consolidated Balance Sheets.

Gross vs. Net Presentation for Derivative Instruments

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge and other derivative instruments on a gross basis on our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in an immaterial decrease to Prepaid expenses and other current assets and Other accrued expenses on our Consolidated Balance Sheets at December 31, 2024 and 2023.

Note 20. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the year ended December 31, 2024, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2024 and 2023 (in millions):

	December 31,
	2024				2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$53	$—	$—	$53	$22	$—	$—	$22
Investments - equity securities	14	—	—	14	3	—	—	3
Total Assets	$67	$—	$—	$67	$25	$—	$—	$25
Liabilities:
Interest rate swaps	$—	$1	$—	$1	$—	$2	$—	$2
Contingent consideration liabilities	—	—	3	3	—	—	2	2
Total Liabilities	$—	$1	$3	$4	$—	$2	$2	$4

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Consolidated Balance Sheets. The balance sheet classification of the interest rate swap agreements is presented in Note 19, "Derivative Instruments and Hedging Activities." For contingent consideration liabilities, the current portion is included in Other current liabilities and the noncurrent portion is included in Other noncurrent liabilities on the Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2024 and 2023 to assume these obligations. The fair values of the U.S. Notes (2028), U.S. Notes (2033), Euro Notes (2024), Euro Notes (2028) and Euro Notes (2031) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of December 31, 2024 and 2023, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $1,164 million and $1,414 million, respectively. As of December 31, 2024 and 2023, the fair value of the borrowings under the CAD Note reasonably approximated the carrying values of $487 million and $529 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of December 31, 2024 and December 31, 2023 (in millions):

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$814	$800	$820
U.S. Notes (2033)	600	620	600	628
Euro Notes (2024)	—	—	552	552
Euro Notes (2028)	259	261	276	276
Euro Notes (2031)	777	796	—	—

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Leases

We have leases primarily for facilities, vehicles, and equipment.

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2024 and 2023 related to our lease agreements are as follows (in millions):

		December 31,
Leases	Classification	2024	2023
Assets
Operating lease ROU assets, net	Operating lease assets, net	$1,388	$1,336
Finance lease assets, net	Property, plant and equipment, net	96	80
Total leased assets		$1,484	$1,416
Liabilities
Current
Operating	Current portion of operating lease liabilities	$237	$224
Finance	Current portion of long-term obligations	28	26
Noncurrent
Operating	Long-term operating lease liabilities, excluding current portion	1,207	1,163
Finance	Long-term obligations, excluding current portion	72	57
Total lease liabilities		$1,544	$1,470

The components of lease expense are as follows (in millions):

	Year Ended December 31,
Lease Cost	2024	2023	2022
Operating lease cost	$350	$305	$282
Short-term lease cost	19	20	16
Variable lease cost	135	113	96
Finance lease cost
Amortization of leased assets	25	19	12
Interest on lease liabilities	5	4	2
Sublease income	(5)	(6)	(5)
Net lease cost	$529	$455	$403

The future lease commitments under our leases at December 31, 2024 are as follows (in millions):

Years Ending December 31,	Operating leases	Finance leases (1)	Total
2025	$333	$33	$366
2026	298	27	325
2027	253	19	272
2028	207	12	219
2029	160	6	166
Thereafter	587	27	614
Future lease payments	1,838	124	1,962
Less: Interest	394	24	418
Present value of lease liabilities	$1,444	$100	$1,544
(1)     Amounts are included in the scheduled maturities of long-term obligations in Note 18, "Long-Term Obligations".

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, operating lease payments for leases that have not yet commenced totaled $41 million, which primarily includes the synthetic lease arrangements discussed below. These operating leases will commence in the next 21 months with lease terms of 3 to 15 years. Most of these leases have not commenced because the assets are in the process of being constructed.

Synthetic Lease Arrangements

In the fourth quarter of 2024, we entered into two synthetic leases to finance the construction of salvage yard facilities, with an aggregate estimated cost of approximately $100 million. These leases have an aggregate future lease commitment of approximately $35 million as of December 31, 2024. The leases will commence upon completion of construction of the facilities which are expected to be in the later part of 2026. Each lease term is five years after commencement. At the end of the leases' terms, we will be required to purchase the facilities or, in the event that option is not elected, to request to extend the leases, or vacate the property and relocate. Upon each lease commencement, the lease classification, right-of-use asset, and lease liability will be determined and recorded. Each lease arrangement contains a residual value guarantee of 100% of the total construction cost. The synthetic leases contain covenants that are consistent with our Senior Unsecured Credit Agreement. See Note 18, "Long-Term Obligations" for further information on our Senior Unsecured Credit Agreement.

Other information related to leases is as follows:

	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)
Operating leases	7.7	8.2
Finance leases	7.2	6.7
Weighted-average discount rate
Operating leases	5.92%	6.00%
Finance leases	5.06%	4.83%

	Year Ended December 31,
Supplemental cash flows information (in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$328	$299	$284
Financing cash outflows from finance leases	28	19	14
Leased assets obtained in exchange for finance lease liabilities	49	49	15
Leased assets obtained in exchange for operating lease liabilities	384	310	159

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status

The table below summarizes the funded status of the defined benefit plans (in millions):

	December 31,
	2024	2023
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$202	$133
Acquisitions and divestitures (1)	—	58
Service cost	5	4
Interest cost	7	6
Participant contributions	2	1
Actuarial (gain) / loss	12	4
Benefits paid (2)	(11)	(5)
Settlement	(2)	(3)
Currency impact	(15)	4
Projected benefit obligation - end of year	$200	$202
Change in fair value of plan assets:
Fair value - beginning of year	$119	$61
Acquisitions and divestitures (1)	—	56
Actual return on plan assets	10	—
Employer contributions	7	5
Participant contributions	2	1
Benefits paid	(11)	(4)
Settlement	(2)	(3)
Currency impact	(9)	3
Fair value - end of year	$116	$119
Funded status at end of year (liability)	$(84)	$(83)

Accumulated benefit obligation	$194	$196
(1)    2023 activity relates to the Uni-Select acquisition.
(2)    Includes amounts paid from plan assets as well as amounts paid from Company assets.

The net amounts recognized for defined benefit plans on the Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2024	2023
Noncurrent assets	$2	$4
Current liabilities	(4)	(4)
Noncurrent liabilities	(82)	(83)

The following table summarizes the accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	December 31,
	2024	2023
Accumulated benefit obligation	$184	$147
Aggregate fair value of plan assets	105	67

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets (in millions):

	December 31,
	2024	2023
Projected benefit obligation	$191	$153
Aggregate fair value of plan assets	105	67

The table below summarizes the weighted-average assumptions used to calculate the year-end benefit obligations:

	December 31,
	2024	2023
Discount rate used to determine benefit obligation	3.2%	3.7%
Rate of future compensation increase	2.5%	2.6%

Net Periodic Benefit Cost

The table below summarizes the components of net periodic benefit cost for the defined benefit plans (in millions):

	Year Ended December 31,
	2024	2023	2022
Service cost	$5	$4	$5
Interest cost	7	6	2
Expected return on plan assets (1)	(5)	(3)	(2)
Amortization of actuarial (gain) loss (2)	—	(2)	—
Net periodic benefit cost	$7	$5	$5
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

The table below summarizes the weighted-average assumptions used to calculate the net periodic benefit cost in the table above:

	Year Ended December 31,
	2024	2023	2022
Discount rate used to determine service cost	3.7%	3.4%	1.0%
Discount rate used to determine interest cost	3.7%	3.4%	1.2%
Rate of future compensation increase	2.6%	1.9%	1.7%
Expected long-term return on plan assets (1)	4.3%	3.1%	2.8%
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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the pretax amounts recognized in Accumulated other comprehensive loss consisted of $2 million of net actuarial gains for our defined benefit plans that have not yet been recognized in net periodic benefit cost. Of this amount, we expect an insignificant amount to be recognized as a component of net periodic benefit cost during the year ending December 31, 2025.

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

For the unfunded pension plans, we pay the defined benefit plan obligations when they become due. The table below summarizes the fair value of our defined benefit plan assets by asset category within the fair value hierarchy for the funded defined benefit pension plans (in millions):

	December 31,
	2024				2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Insurance contracts (1)	$—	$—	$62	$62	$—	$—	$66	$66
Other (2)	4	—	—	4	4	—	—	4
Assets measured by fair value hierarchy	$4	$—	$62	$66	$4	$—	$66	$70
Assets measured at net asset value (3)				50				49
Total pension plan assets at fair value				$116				$119
(1)    Investments in insurance contracts represents the cash surrender value of the insurance policy. These amounts are determined by an actuary based on projections of future benefit payments, discount rates, and expected long-term rate of return on assets.
(2)    Represents balances in a refundable tax account held with the Canada Revenue Agency.
(3)    Consists of international bonds, equity, real estate and other investments.

The following table summarizes the changes in fair value measurements of Level 3 investments for the defined benefit plans (in millions):

	December 31,
	2024	2023
Balance at beginning of year	$66	$40
Acquisitions and divestitures	—	26
Actual return on plan assets:
Relating to assets held at the reporting date	1	1
Purchases, sales and settlements	(3)	(2)
Currency impact	(2)	1
Balance at end of year	$62	$66

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employer Contributions and Estimated Future Benefit Payments

During the year ended December 31, 2024, we contributed $7 million to our pension plans. We estimate that contributions to our pension plans during 2025 will be $7 million.

The following table summarizes estimated future benefit payments as of December 31, 2024 (in millions):

Years Ending December 31,	Amount
2025	$8
2026	8
2027	9
2028	9
2029	10
2030 - 2034	54

Note 23. Income Taxes

The provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$128	$137	$212
State	39	39	60
Foreign	140	117	107
Total current provision for income taxes	$307	$293	$379
Deferred:
Federal	$(22)	$10	$—
State	(3)	3	(2)
Foreign	(9)	—	8
Total deferred (benefit) provision for income taxes	$(34)	$13	$6
Provision for income taxes	$273	$306	$385

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$577	$795	$1,078
Foreign	381	440	440
Income from continuing operations before provision for income taxes	$958	$1,235	$1,518

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. federal statutory rate is reconciled to the effective tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of state credits and federal tax impact	2.7%	2.8%	3.0%
Impact of rates on international operations	2.2%	1.2%	1.1%
Change in valuation allowances	1.1%	0.9%	0.4%
Non-deductible expenses	0.6%	1.2%	1.0%
Gains on foreign exchange contracts - acquisition related	—%	(0.8)%	—%
Other, net	0.9%	(1.5)%	(1.2)%
Effective tax rate	28.5%	24.8%	25.3%

Undistributed earnings of our foreign subsidiaries amounted to approximately $2,075 million at December 31, 2024. Beginning in 2018, the Tax Cuts and Jobs Act generally provided a 100% participation exemption from further U.S. taxation of dividends received from 10-percent or more owned foreign corporations held by U.S. corporate shareholders. Although foreign dividend income is generally exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, either as a result of the participation exemption, or due to the previous taxation of such earnings under the transition tax and GILTI regimes, companies must still apply the guidance of ASC 740: Income Taxes to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Further, the 2017 transition tax reduced a majority of the previous outside basis differences in our foreign subsidiaries, and most of any new differences arising have extensive interaction with the GILTI regime.

Based on a review of our global financing and capital expenditure requirements as of December 31, 2024, we continue to plan to permanently reinvest the undistributed earnings of our international subsidiaries. Thus, no deferred U.S. income taxes or potential foreign withholding taxes have been recorded. Due to the complexity of the U.S. tax regime, it remains impractical to estimate the amount of deferred taxes potentially payable were such earnings to be repatriated.

The OECD released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. We have evaluated the developments and do not anticipate any material impact on our financial position, results of operations, or cash flows.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2024	2023
Deferred Tax Assets:
Accrued expenses and reserves	$57	$58
Qualified and nonqualified retirement plans	20	17
Inventory	10	21
Accounts receivable	22	22
Interest deduction carryforwards	30	32
Stock-based compensation	9	8
Operating lease liabilities	346	334
Net operating loss carryforwards	38	53
Other	44	26
Total deferred tax assets, gross	576	571
Less: valuation allowance	(51)	(64)
Total deferred tax assets	$525	$507
Deferred Tax Liabilities:
Goodwill and other intangible assets	$373	$414
Property, plant and equipment	96	102
Trade names	79	88
Operating lease assets, net	336	319
Other	10	9
Total deferred tax liabilities	$894	$932
Net deferred tax liability	$(369)	$(425)

Deferred tax assets and liabilities are reflected on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2024	2023
Noncurrent deferred tax assets	$17	$23
Noncurrent deferred tax liabilities	386	448

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in Other noncurrent assets and Deferred income taxes, respectively, on the Consolidated Balance Sheets.

We have net operating loss carryforwards, primarily for certain international tax jurisdictions, the tax benefits of which totaled approximately $38 million and $53 million at December 31, 2024 and 2023, respectively. The $15 million decrease in net operating loss carryforwards is primarily related to the sale of certain European entities. At December 31, 2024 and 2023, we had tax credit carryforwards for U.S. and certain U.S. state jurisdictions, the tax benefits of which totaled approximately $3 million and less than $1 million, respectively. As of December 31, 2024 and 2023, we had interest deduction carryforwards in Italy the tax benefits of which totaled $30 million and $32 million, respectively. As of December 31, 2024 and 2023, we had capital loss carryforwards, the tax benefit of which totaled an insignificant amount at both periods. As of December 31, 2024 and 2023, valuation allowances of $51 million and $64 million, respectively, were recorded for deferred tax assets related to the foreign interest deduction carryforwards, certain foreign and U.S. net operating loss carryforwards and capital loss carryforwards. The $13 million net decrease in valuation allowances was primarily attributable to the change in the net operating loss carryforward previously noted.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of the net operating losses will generally carry forward until 2034 to 2043. The interest deduction carryforwards in Italy do not expire. U.S. capital losses can be carried back three years and forward for five years. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates, where applicable, or in the case of interest deduction carryforward, subject to legislative thin capitalization constraints, typically based on profitability. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in tax laws or in estimates of future taxable income may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2024	2023	2022
Balance at January 1,	$8	$5	$5
Additions for acquired tax positions	—	6	—
Additions based on tax positions related to the current year	10	—	—
Additions based on tax positions related to prior years	15	3	2
Reductions for tax positions of prior year	—	(1)	—
Lapse of statutes of limitations	(3)	(5)	—
Settlements with taxing authorities	(2)	—	(2)
Balance at December 31,	$28	$8	$5

During the twelve months beginning January 1, 2025, it is reasonably possible that we will reduce unrecognized tax benefits by $17 million, none of which would impact our effective tax rate.

Included in the balance of unrecognized tax benefits above as of December 31, 2024, 2023 and 2022, are approximately $10 million, $8 million and $5 million, respectively that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2024 includes $18 million, and at both December 31, 2023 and 2022, an insignificant amount of tax benefits that, if recognized, would result in adjustments to deferred taxes.

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of the years ended December 31, 2024, 2023 and 2022, we had accumulated interest and penalties of $1 million, attributable to the unrecognized tax benefits noted above. During the years ended December 31, 2024, 2023 and 2022, we recorded $1 million or less of interest and penalties through the income tax provision, prior to any reversals for lapses in the statutes of limitations and settlements.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various U.S. state and international jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or international income tax examinations by tax authorities for years before 2018. Adjustments from examinations, if any, are not expected to have a material effect on our Consolidated Financial Statements.

Note 24. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents as reported in the Consolidated Balance Sheets to Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in millions):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$234	$299
Restricted cash included in Other noncurrent assets (1)	5	—
Cash, cash equivalents and restricted cash	$239	$299
(1)     Represents cash held with our captive insurance subsidiary for payments on self-insured claims.

Note 25. Segment and Geographic Information

We have four operating segments: Wholesale - North America; Europe; Specialty; and Self Service, each of which is presented as a reportable segment.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Year Ended December 31, 2024
Revenue:
Third Party	$5,762	$6,407	$1,654	$532	$—	$14,355
Intersegment	1	—	3	—	(4)	—
Total segment revenue	$5,763	$6,407	$1,657	$532	$(4)	$14,355

Less: (1)
Cost of goods sold	3,252	3,953	1,238	305
Selling, general and administrative expenses	1,567	1,855	315	179
Other segment items (2)	(15)	(35)	(9)	(2)
Segment EBITDA	$959	$634	$113	$50	$—	$1,756
Total depreciation and amortization (3)	$198	$160	$34	$14	$—	$406
Year Ended December 31, 2023
Revenue:
Third Party	$5,281	$6,323	$1,665	$597	$—	$13,866
Intersegment	1	—	3	—	(4)	—
Total segment revenue	$5,282	$6,323	$1,668	$597	$(4)	$13,866

Less: (1)
Cost of goods sold	2,796	3,886	1,238	375
Selling, general and administrative expenses	1,535	1,842	305	188
Other segment items (2)	(24)	(19)	(9)	(2)
Segment EBITDA	$975	$614	$134	$36	$—	$1,759
Total depreciation and amortization (3)	$121	$150	$32	$16	$—	$319
Year Ended December 31, 2022
Revenue:
Third Party	$4,556	$5,735	$1,788	$715	$—	$12,794
Intersegment	—	—	3	—	(3)	—
Total segment revenue	$4,556	$5,735	$1,791	$715	$(3)	$12,794

Less: (1)
Cost of goods sold	2,347	3,520	1,270	437
Selling, general and administrative expenses	1,372	1,651	325	196
Other segment items (2)	(15)	(21)	(3)	(1)
Segment EBITDA	$852	$585	$199	$83	$—	$1,719
Total depreciation and amortization (3)	$75	$145	$30	$14	$—	$264
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)    Amounts primarily represent other non operating income and expenses within each segment, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" for additional information on the restructuring charges.
(3)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold, SG&A expenses and Restructuring and transaction related expenses.

The key measure of segment profit or loss reviewed by our CODM, our Chief Executive Officer, is Segment EBITDA. The CODM uses Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses; change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict.

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Year Ended December 31,
	2024	2023	2022
Net income	$693	$938	$1,150
Less: net income attributable to continuing noncontrolling interest	3	2	1
Net income attributable to LKQ stockholders	690	936	1,149
Less: net (loss) income from discontinued operations	—	(6)	6
Net income from continuing operations attributable to LKQ stockholders	690	942	1,143
Adjustments:
Depreciation and amortization	406	319	264
Interest expense, net of interest income	243	186	70
Loss on debt extinguishment	—	1	—
Provision for income taxes	273	306	385
Equity in earnings of unconsolidated subsidiaries (1)	(8)	(15)	(11)
Gains on foreign exchange contracts - acquisition related (2)	—	(49)	—
Equity investment fair value adjustments	2	2	5
Restructuring and transaction related expenses (3)	135	65	20
Restructuring expenses - cost of goods sold (3)	15	4	—
Gain on disposal of businesses (4)	—	—	(159)
Gains on previously held equity interests	—	(3)	(1)
Direct impacts of Ukraine/Russia conflict (5)	—	—	3
Impairment of net assets held for sale	—	1	—
Segment EBITDA	$1,756	$1,759	$1,719
(1)    Refer to Note 10, "Equity Method Investments" for further information.
(2)    Refer to Note 3, "Business Combinations" and Note 19, "Derivative Instruments and Hedging Activities" for further information.
(3)    Refer to Note 13, "Restructuring and Transaction Related Expenses" for further information.
(4)    Refer to "Other Divestitures (Not Classified in Discontinued Operations)" in Note 4, "Discontinued Operations and Divestitures" for further information.
(5)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (receivables and inventory) and expenditures to support our employees and their families in Ukraine.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents capital expenditures by reportable segment (in millions):

	Year Ended December 31,
	2024	2023	2022
Capital Expenditures
Wholesale - North America	$143	$118	$84
Europe	134	163	105
Specialty	21	41	19
Self Service	13	36	14
Total capital expenditures	$311	$358	$222

The following table presents assets by reportable segment (in millions):

	December 31, 2024	December 31, 2023
Receivables, net of allowance for credit losses
Wholesale - North America	$483	$470
Europe	528	580
Specialty	102	107
Self Service	9	8
Total receivables, net of allowance for credit losses	1,122	1,165
Inventories
Wholesale - North America	1,411	1,217
Europe	1,323	1,390
Specialty	449	475
Self Service	37	39
Total inventories	3,220	3,121
Property, plant and equipment, net
Wholesale - North America	675	644
Europe	619	642
Specialty	115	118
Self Service	108	112
Total property, plant and equipment, net	1,517	1,516
Operating lease assets, net
Wholesale - North America	668	615
Europe	467	494
Specialty	121	84
Self Service	132	143
Total operating lease assets, net	1,388	1,336
Other unallocated assets	7,708	7,941
Total assets	$14,955	$15,079

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our largest countries of operation are the U.S., followed by Germany and the U.K. Additional European operations are located in the Netherlands, Italy, Czech Republic, Belgium, Austria, Slovakia, France and other European countries. As a result of the Uni-Select Acquisition, we further expanded our wholesale operations in Canada. Our operations in other countries include remanufacturing operations in Mexico, an aftermarket parts freight consolidation warehouse in Taiwan, and administrative support functions in India.

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	December 31, 2024	December 31, 2023
Long-lived assets
United States	$1,590	$1,496
Germany	312	324
United Kingdom	296	295
Other countries	707	737
Total long-lived assets	$2,905	$2,852

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that LKQ Corporation and subsidiaries' (the "Company") disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting dated February 20, 2025

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board.

Based on this assessment, management determined that, as of December 31, 2024, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” during the quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2025 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

Our executive officers, their ages, and their positions with us as of January 1, 2025 are set forth below. Our executive officers are elected by and serve at the discretion of our Board.

Name	Age	Position
Justin L. Jude	49	President, Chief Executive Officer and Director
Michael S. Clark	50	Senior Vice President - Policy and Administration
Todd G. Cunningham	46	Vice President - Finance and Controller
Genevieve L. Dombrowski	48	Senior Vice President - Human Resources
Rick Galloway	46	Senior Vice President and Chief Financial Officer
Andy Hamilton	50	Senior Vice President & President and Managing Director of LKQ Europe
Walter P. Hanley	58	Senior Vice President - Business Development and Strategy
Matthew J. McKay	47	Senior Vice President - General Counsel & Corporate Secretary
John R. Meyne	63	Senior Vice President & President of Wholesale - North America

Justin L. Jude became President and Chief Executive Officer in July 2024. Prior to this role, Mr. Jude was our Executive Vice President and Chief Operating Officer from January 2024 to June 2024 and Senior Vice President of Operations – Wholesale Parts Division from July 2015 to December 2023. Mr. Jude has been with us since February 2004 in various roles, including from March 2008 to February 2011 as Vice President – Supply Chain, from February 2011 to May 2014 as Vice President – Information Systems (North America), and from June 2014 to July 2015 as President of Keystone Automotive Operations, Inc., our specialty automotive business.

Michael S. Clark became our Senior Vice President, Policy and Administration in May 2024. Prior to this role, Mr. Clark served as our Vice President, Finance and Controller from February 2011 to April 2024 and Assistant Controller from May 2008 to February 2011. Prior to joining our Company, he was the SEC Reporting Manager of FMC Technologies, Inc., a global provider of technology solutions for the energy industry, from December 2004 to May 2008. Before joining FMC Technologies, Mr. Clark, a certified public accountant (inactive), worked in public accounting for more than eight years, leaving as a Senior Manager in the audit practice of Deloitte & Touche.

Todd G. Cunningham became our Vice President, Finance and Controller in May 2024. Prior to this role, Mr. Cunningham served as Assistant Controller from June 2021 to May 2024, Vice President, Corporate Audit from February 2018 to June 2021 and Finance Director at Euro Car Parts from July 2015 to February 2018. Prior to joining our company, Mr. Cunningham, a certified public accountant (inactive), began his career in public accounting with Arthur Andersen (and subsequently Deloitte) as an auditor with clients in various industries, including consumer services, manufacturing and distribution.

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

Walter P. Hanley became our Senior Vice President of Business Development and Strategy in October 2024. Prior to this role, Mr. Hanley served as our Senior Vice President of Development from December 2005 to October 2024 and Vice President of Development, Associate General Counsel and Assistant Secretary from December 2002 to December 2005. Prior to joining our Company, Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Emerald Casino, Inc., an owner of a license to operate a riverboat casino in the State of Illinois, from June 1999 until August 2002. Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from July 1996 until November 1999. Mr. Hanley served as Vice President and Associate General Counsel of Flynn Enterprises, Inc. from May 1995 until February 1998 and as Associate General Counsel of Discovery Zone, Inc. from March 1993 until May 1995. Prior to March 1993, Mr. Hanley practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP (now known as K&L Gates LLP) in Chicago, Illinois.

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

Code of Ethics

A copy of our Code of Ethics, which is applicable to our principal executive officer, principal financial officer, and principal accounting officer, is available through our Website. Any amendments to the elements of our Code of Ethics enumerated in paragraph (b) of Item 406 of Regulation S-K, or waivers granted to the above listed officers relating to such elements, will be posted on our Website.

Audit Committee

Information appearing under the caption "Corporate Governance—Committees of the Board—Audit Committee" in the Proxy Statement is incorporated herein by reference.

Insider Trading Policies and Procedures

Information appearing under the caption "Insider Trading Policies and Procedures" in the Proxy Statement is incorporated herein by reference.

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

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2024 (in millions):

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Restricted stock units	1.2	$—
Performance-based restricted stock units	0.3	$—
Total equity compensation plans approved by stockholders	1.5		6.9
Equity compensation plans not approved by stockholders	—	$—	—
Total	1.5		6.9

See Note 14, "Stock-Based Compensation," to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information related to the equity incentive plans listed above.

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

(b) Exhibits

Exhibit Number	Description
2.1*	Arrangement Agreement, dated as of February 26, 2023, by and among LKQ Corporation, Uni-Select Inc. and 9485-4692 Québec Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on February 28, 2023).
3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation, as amended as of November 6, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on November 9, 2023).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 10, 2024).

4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).
4.2	Indenture dated as of April 9, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registrar (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on April 12, 2018).
4.3	Supplemental Indenture dated as of July 16, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.4	Supplemental Indenture dated as of June 21, 2019 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.5	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.21 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
4.6	Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on January 6, 2023).
4.7	Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on March 28, 2023).
4.8	Indenture dated as of May 24, 2023 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on May 26, 2023).
4.9	Supplemental Indenture dated as of February 15, 2024 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.21 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).

Exhibit Number	Description
4.10	Indenture, dated as of March 13, 2024, among LKQ Dutch Bond B.V., as Issuer, LKQ Corporation, as a guarantor, the other guarantors identified therein, U.S. Bank Trust Company, National Association, as trustee, registrar and transfer agent, and Elavon Financial Services DAC, as paying agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on March 14, 2024).
4.11	Supplemental Indenture, dated as of March 13, 2024, among LKQ Dutch Bond B.V., as Issuer, LKQ Corporation, as a guarantor, the other guarantors identified therein, U.S. Bank Trust Company, National Association, as trustee, registrar and transfer agent, and Elavon Financial Services DAC, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K filed with the SEC on March 14, 2024).
4.12	Form of 4.125% Note due 2031 (incorporated herein by reference to Exhibit 4.3 (included in Exhibit 4.2) to the Company’s report on Form 8-K filed with the SEC on March 14, 2024).
4.13	Amendment No. 1 dated as of June 5, 2024 to the Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 10-Q filed with the SEC on July 25, 2024).
4.14	Amendment No. 1 dated as of June 12, 2024 to the Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on July 25, 2024).
10.1**	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.2**	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.3**	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.4**	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
10.5**	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).
10.6**
Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.6 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).

10.7**	Form of LKQ Corporation Deferred Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).
10.8**	Form of LKQ Corporation Restricted Stock Unit Agreement for Employees (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on February 25, 2022).
10.9**	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award) (incorporated herein by reference to Exhibit 10.7 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.10**	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award) (incorporated herein by reference to Exhibit 10.8 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.11**	LKQ Corporation Cash Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-Q filed with the SEC on May 2, 2019).
10.12**	Form of LKQ Corporation Annual Cash Bonus Award Memorandum (incorporated herein by reference to Exhibit 10.10 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.13**	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum (incorporated herein by reference to Exhibit 10.11 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
10.14**
Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.15**	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).

Exhibit Number	Description
10.16**	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.17**	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.32 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).
10.18**	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016 (incorporated herein by reference to Exhibit 10.34 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).
10.19**	Change of Control Agreement between LKQ Corporation and Genevieve L. Dombrowski dated as of March 22, 2021 (incorporated herein by reference to Exhibit 10.24 to the Company's report on Form 10-K filed with the SEC on February 25, 2022).
10.20**	Change of Control Agreement between LKQ Corporation and Rick Galloway dated as of September 15, 2022 (incorporated herein by reference to exhibit 10.4 of the Company's report on Form 10-Q filed with the SEC on November 1, 2022).
10.21**	Change of Control Agreement between LKQ Corporation and Andy Hamilton dated as of January 1, 2024 (incorporated herein by reference to Exhibit 10.23 to the Company's report on Form 10-K filed with the SEC on February 22, 2024).
10.22**	Change of Control Agreement between LKQ Corporation and John R. Meyne dated as of January 1, 2024 (incorporated herein by reference to Exhibit 10.24 to the Company's report on Form 10-K filed with the SEC on February 22, 2024).
10.23**	Change of Control Agreement between LKQ Corporation and Todd G. Cunningham dated as of May 1, 2024 (incorporated herein by reference to exhibit 10.1 of the Company's report on Form 10-Q filed with the SEC on July 25, 2024).
10.24**	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.25**	Memorandum dated as of September 14, 2022 from Dominick Zarcone to Rick Galloway (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on September 20, 2022).
10.26**	LKQ Corporation Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.29 to the Company's report on Form 10-K filed with the SEC on February 23, 2023).
10.27	Cooperation Agreement, dated as of February 5, 2025, by and among LKQ Corporation, Ancora Catalyst Institutional, LP, Engine Capital, LP, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 6, 2025).
19.1	LKQ Corporation Policy on Insider Trading.
21.1	List of subsidiaries, jurisdictions and assumed names.
22.1	Subsidiary Guarantors of Guaranteed Securities.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	LKQ Corporation Policy for Recoupment of Incentive Compensation (incorporated herein by reference to Exhibit 97.1 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC or its staff upon request.

** Identifies management contract or compensatory plans, contracts or arrangements required to be filed as an exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2025.

LKQ CORPORATION

By:	/s/ JUSTIN L. JUDE
Justin L. Jude
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2025.

Signature	Title

/s/ JUSTIN L. JUDE	President and Chief Executive Officer, Director
Justin L. Jude	(Principal Executive Officer)

/s/ RICK GALLOWAY	Senior Vice President and Chief Financial Officer
Rick Galloway	(Principal Financial Officer)

/s/ TODD G. CUNNINGHAM	Vice President—Finance and Controller
Todd G. Cunningham	(Principal Accounting Officer)

/s/ PATRICK BERARD	Director
Patrick Berard

/s/ ANDREW CLARKE	Director
Andrew Clarke

/s/ MEG ANN DIVITTO	Director
Meg Ann Divitto

/s/ SUE GOVE	Director
Sue Gove

/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie

/s/ JOHN W. MENDEL	Director
John W. Mendel

/s/ JAMES S. METCALF	Director
James S. Metcalf

/s/ JODY G. MILLER	Director
Jody G. Miller

/s/ MICHAEL POWELL	Director
Michael Powell

/s/ GUHAN SUBRAMANIAN	Director
Guhan Subramanian

/s/ XAVIER URBAIN	Director
Xavier Urbain

/s/ DOMINICK ZARCONE	Director
Dominick Zarcone