Form 10-Q
period 2025-03-31
LKQ CORP
filed 2025-04-24
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

At April 17, 2025, the registrant had outstanding an aggregate of 258,147,675 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$3,463	$3,703
Cost of goods sold	2,086	2,251
Gross margin	1,377	1,452
Selling, general and administrative expenses	989	1,044
Restructuring and transaction related expenses	11	30
Depreciation and amortization	90	89
Operating income	287	289
Other expense (income):
Interest expense	62	64
Interest income and other income, net	(11)	(6)
Total other expense, net	51	58
Income before provision for income taxes	236	231
Provision for income taxes	66	71
Equity in losses of unconsolidated subsidiaries	1	2
Net income	$169	$158
Earnings per share:
Basic	$0.65	$0.59
Diluted	$0.65	$0.59

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income	$169	$158

Other comprehensive income (loss):
Foreign currency translation, net of tax	100	(57)
Net change in unrealized gains/losses on cash flow hedges, net of tax	—	4
Net change in unrealized gains/losses on pension plans, net of tax	1	—
Other comprehensive income (loss) from unconsolidated subsidiaries	3	(5)
Other comprehensive income (loss)	104	(58)

Comprehensive income	$273	$100

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$227	$234
Receivables, net of allowance for credit losses	1,409	1,122
Inventories	3,361	3,220
Prepaid expenses and other current assets	342	330
Total current assets	5,339	4,906
Property, plant and equipment, net	1,531	1,517
Operating lease assets, net	1,389	1,388
Goodwill	5,538	5,448
Other intangibles, net	1,136	1,150
Equity method investments	156	169
Other noncurrent assets	380	377
Total assets	$15,469	$14,955
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,853	$1,801
Accrued expenses:
Accrued payroll-related liabilities	233	214
Refund liability	125	126
Other accrued expenses	375	352
Current portion of operating lease liabilities	245	237
Current portion of long-term obligations	558	38
Other current liabilities	127	94
Total current liabilities	3,516	2,862
Long-term operating lease liabilities, excluding current portion	1,202	1,207
Long-term obligations, excluding current portion	3,840	4,127
Deferred income taxes	399	386
Other noncurrent liabilities	323	341
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 323.8 shares issued and 258.3 shares outstanding at March 31, 2025; 323.6 shares issued and 259.1 shares outstanding at December 31, 2024	3	3
Additional paid-in capital	1,558	1,556
Retained earnings	7,753	7,662
Accumulated other comprehensive loss	(313)	(417)
Treasury stock, at cost; 65.5 shares at March 31, 2025 and 64.5 shares at December 31, 2024	(2,827)	(2,787)
Total Company stockholders' equity	6,174	6,017
Noncontrolling interest	15	15
Total stockholders' equity	6,189	6,032
Total liabilities and stockholders' equity	$15,469	$14,955

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169	$158
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	100	100
Stock-based compensation expense	8	8
Other	2	33
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(256)	(249)
Inventories	(86)	(52)
Other assets	(12)	(55)
Prepaid income taxes/income taxes payable	38	47
Accounts payable	8	220
Other liabilities	26	43
Net cash (used in) provided by operating activities	(3)	253
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(54)	(66)
Acquisitions, net of cash acquired	—	(17)
Other investing activities, net	4	(5)
Net cash used in investing activities	(50)	(88)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	392	392
Repayments under revolving credit facilities	(233)	(659)
Borrowings of other debt, net	11	33
Proceeds from issuance of Euro Notes (2031), net of unamortized bond discount	—	816
Repayment of Euro Notes (2024)	—	(547)
Dividends paid to LKQ stockholders	(78)	(81)
Purchase of treasury stock	(40)	(30)
Other financing activities, net	(12)	(37)
Net cash provided by (used in) financing activities	40	(113)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8)	45
Cash, cash equivalents and restricted cash, beginning of period (1)	239	299
Cash, cash equivalents and restricted cash, end of period (1)	$231	$344

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$31	$27
Interest	60	43
(1)    See Note 12, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Three Months Ended March 31, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	323.6	$3	(64.5)	$(2,787)	$1,556	$7,662	$(417)	$15	$6,032
Net income	—	—	—	—	—	169	—	—	169
Other comprehensive income	—	—	—	—	—	—	104	—	104
Purchase of treasury stock	—	—	(1.0)	(40)	—	—	—	—	(40)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(78)	—	—	(78)
Balance as of March 31, 2025	323.8	$3	(65.5)	$(2,827)	$1,558	$7,753	$(313)	$15	$6,189

	Three Months Ended March 31, 2024
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	323.1	$3	(55.9)	$(2,424)	$1,538	$7,290	$(240)	$14	$6,181
Net income	—	—	—	—	—	158	—	—	158
Other comprehensive loss	—	—	—	—	—	—	(58)	—	(58)
Purchase of treasury stock	—	—	(0.6)	(30)	—	—	—	—	(30)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(5)	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(81)	—	—	(81)
Balance as of March 31, 2024	323.5	$3	(56.5)	$(2,454)	$1,541	$7,367	$(298)	$14	$6,173

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

We have reclassified certain prior period amounts in the Unaudited Condensed Consolidated Statements of Cash Flows to conform to the current period presentation.

Results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025 ("2024 Form 10-K").

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

Note 2. Allowance for Credit Losses

Our allowance for credit losses was $52 million and $56 million as of March 31, 2025 and December 31, 2024, respectively. The provision for credit losses was $5 million and $3 million for the three months ended March 31, 2025 and 2024, respectively.

Note 3. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2024, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 10%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first three months of 2025 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Note 4. Revenue Recognition

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

For Wholesale - North America and Self Service, vehicle replacement products include sheet metal collision parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; mirrors; grilles; wheels; and large mechanical items such as engines and transmissions. For Europe, and to a lesser extent for Wholesale - North America, vehicle replacement products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. Additionally, in both our Wholesale - North America and Europe segments, we sell paint and paint related consumables for refinishing vehicles. For our Specialty operations, we serve seven product segments: truck and off-road; speed and performance; recreational vehicles ("RV"); towing; wheels, tires and performance handling; marine; and miscellaneous accessories.

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended March 31,
	2025	2024
Wholesale - North America	$1,336	$1,422
Europe	1,515	1,637
Specialty	393	422
Self Service	51	54
Parts and services	3,295	3,535
Wholesale - North America	76	78
Europe	7	7
Self Service	85	83
Other	168	168
Total revenue	$3,463	$3,703

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	March 31, 2025	December 31, 2024
Return asset	Prepaid expenses and other current assets	$68	$67
Refund liability	Refund liability	125	126
Variable consideration reserve	Receivables, net of allowance for credit losses	97	136

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue
United States	$1,681	$1,795
Germany	426	425
United Kingdom	417	445
Other countries	939	1,038
Total revenue	$3,463	$3,703

Note 5. Restructuring and Transaction Related Expenses

From time to time, we initiate restructuring plans to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. Below is a summary of our current restructuring plans:

2024 Global Restructuring Plan

In the first quarter of 2024, we began a global restructuring initiative focused on enhancing profitability. This initiative includes exiting businesses and markets that do not align with our strategic objectives and executing on opportunities to reduce costs, streamline operations and consolidate facilities. As we continue to move forward with our plan, we have incurred and expect to incur impairments and other charges related to the disposal of long-lived assets, inventory, and other assets; costs for employee severance; lease termination charges and facility closure costs; and other contract termination charges. We expect that the largest portion of the activity will come from the Europe segment. In 2024, we divested our operations in Slovenia and Bosnia to third parties and, certain operations in Poland to MEKO AB, an equity method investment of which we own 26.6%, and received a combination of cash and notes receivable. Our decision to exit these markets constituted a triggering event to evaluate certain long-lived assets for impairment, and as a result, we incurred impairment charges with the divestitures of Slovenia, Poland, and Bosnia. This plan is scheduled to be substantially complete by the end of 2025 with an estimated total incurred cost of between $130 million and $140 million.

1 LKQ Europe Plan

In 2019, we announced a multi-year plan called "1 LKQ Europe" which is intended to create structural centralization and standardization of key functions to facilitate the operation of the Europe segment as a single business. Under the 1 LKQ Europe plan, we are reorganizing our non-customer-facing teams and support systems through various projects including the implementation of a common Enterprise Resource Planning platform, rationalization of our product portfolio, and creation of a Europe headquarters office and central back office. This plan is scheduled to be substantially complete by the end of 2027 with an estimated total incurred cost of between $30 million and $40 million.

Acquisition Integration Plans

After completing the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. There are no material acquisition integrations plans as of March 31, 2025.

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Three Months Ended March 31,
Plan	Expense Type	2025	2024
2024 Global Plan	Employee related costs	$7	$—
	Facility exit costs	2	—
	Inventory related costs (1)	—	8
	Asset impairments (2)	—	17
	Other costs	1	2
	Total	$10	$27

2022 Global Plan	Facility exit costs	$—	$1
	Total	$—	$1

1 LKQ Europe Plan	Employee related costs	$—	$1
	Facility exit costs	—	1
	Total	$—	$2

Acquisition Integration Plans	Employee related costs	$—	$1
	Facility exit costs	1	4
	Other costs	—	1
	Total	$1	$6

Total restructuring expenses		$11	$36
(1)    Recorded to Cost of goods sold in the Unaudited Condensed Consolidated Statements of Income.
(2)    Related to impairment of assets in Property, plant and equipment, net and Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2024 Global Plan	$17	$104	$—	$—	$121
1 LKQ Europe Plan	—	15	—	—	15

Transaction Related Expenses

During the three months ended March 31, 2025 and 2024, we incurred expenses totaling an insignificant amount and $2 million, respectively, for legal, accounting and advisory services related to completed and potential transactions.

Note 6. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net Income	$169	$158
Denominator for basic earnings per share—Weighted-average shares outstanding	259.1	267.1
Effect of dilutive securities:
Restricted stock units ("RSUs")	0.5	0.5
Performance-based RSUs ("PSUs")	—	0.1
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	259.6	267.7
Basic earnings per share	$0.65	$0.59
Diluted earnings per share (1)	$0.65	$0.59
(1)    Diluted earnings per share was computed using the treasury stock method for dilutive securities.

Note 7. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended March 31, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(411)	$(9)	$(1)	$4	$(417)
Pretax income	100	—	—	—	100
Reclassification of deferred income taxes	—	—	1	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	3	3
Balance as of March 31, 2025	$(311)	$(9)	$—	$7	$(313)

	Three Months Ended March 31, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(243)	$(11)	$6	$8	$(240)
Pretax (loss) income	(57)	6	—	—	(51)
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized gain	—	(1)	—	—	(1)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(5)	(5)
Balance as of March 31, 2024	$(300)	$(7)	$6	$3	$(298)

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 8. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our effort to improve our operating cash flows. As of March 31, 2025 and December 31, 2024, we had $418 million and $416 million of Accounts payable outstanding under the arrangements, respectively.

Note 9. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		March 31, 2025			December 31, 2024
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2026	5.80%		$500	5.83%		$500
Revolving credit facilities	January 2028	5.71%	(1)	824	5.86%	(1)	664

Senior Unsecured Term Loan Agreement:
Term loan payable	July 2026	4.39%		487	4.98%		487

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2028)	April 2028	4.13%		270	4.13%		259
Euro Notes (2031)	March 2031	4.13%		811	4.13%		777

Notes payable	Various through October 2030	2.55%	(1)	8	3.07%	(1)	10
Finance lease obligations		4.91%	(1)	106	5.06%	(1)	100
Other debt		3.66%	(1)	23	4.58%	(1)	1
Total debt				4,429			4,198
Less: long-term debt issuance costs and unamortized bond discounts				(31)			(33)
Total debt, net of debt issuance costs and unamortized bond discounts				4,398			4,165
Less: current maturities, net of debt issuance costs				(558)			(38)
Long-term debt, net of debt issuance costs and unamortized bond discounts				$3,840			$4,127
(1) Interest rate derived via a weighted average

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

Derivative Instruments Designated as Cash Flow Hedges

In March 2025, we entered into an interest rate swap agreement to mitigate the risk of changing interest rates on our variable interest rate payments related to borrowings under our Senior Unsecured Credit Agreement. Under the terms of the interest rate swap agreement, we pay the fixed interest rate and receive a variable interest rate based on term Secured Overnight Financing Rate ("SOFR") that matches a contractually specified rate under the Senior Unsecured Credit Agreement. The March 2025 agreement replaced the agreements that matured in February 2025 and include a total $400 million notional amount maturing in November 2025 with a fixed interest rate of 4.11%. Changes in the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss and reclassified to Interest expense when the hedged interest payments affect earnings. The activity related to the interest rate swaps is classified in operating activities in our Unaudited Condensed Consolidated

Statements of Cash Flows as the activity relates to normal recurring settlements to match interest payments.

All of our interest rate swap contracts have been executed with counterparties that we believe are creditworthy, and we closely monitor the credit ratings of these counterparties.

As of March 31, 2025 and December 31, 2024, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions):

	March 31, 2025
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreement	$400	Other accrued expenses	$—
Interest rate swap agreements	300	Other accrued expenses	(1)

	December 31, 2024
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$400	Other accrued expenses	$—
Interest rate swap agreements	300	Other noncurrent liabilities	(1)

The activity related to our cash flow hedges is included in Note 7, "Accumulated Other Comprehensive Income (Loss)." As of March 31, 2025, we estimate that $2 million of derivative losses (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Note 11. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three months ended March 31, 2025, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$53	$—	$—	$53	$53	$—	$—	$53
Investments - equity securities	15	—	—	15	14	—	—	14
Total Assets	$68	$—	$—	$68	$67	$—	$—	$67
Liabilities:
Interest rate swaps	$—	$1	$—	$1	$—	$1	$—	$1
Contingent consideration liabilities	—	—	3	3	—	—	3	3
Total Liabilities	$—	$1	$3	$4	$—	$1	$3	$4

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. The balance sheet classification of the interest rate swap agreements is presented in Note 10, "Derivative Instruments and Hedging Activities." For contingent consideration liabilities, the current portion is included in Other current liabilities and the noncurrent portion is included in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2025 and December 31, 2024 to assume these obligations. The fair values of the 5.75% senior notes due June 2028 (the "U.S. Notes (2028)"), the 6.25% senior notes due June 2033 (the "U.S. Notes (2033)" and together with the U.S. Notes (2028), the "U.S. Notes (2028/2033)"), the 4.13% senior notes due April 2028 (the "Euro Notes (2028)") and the 4.13% senior notes due March 2031 (the "Euro Notes (2031)") are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of March 31, 2025 and December 31, 2024, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $1,324 million and $1,164 million, respectively. As of both March 31, 2025 and December 31, 2024, the fair value of the borrowings under the Senior Unsecured Term Loan Credit Agreement ("CAD Note") reasonably approximated the carrying value of $487 million.

The following table provides the carrying and fair value for our other financial instruments as of March 31, 2025 and December 31, 2024 (in millions):

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$819	$800	$814
U.S. Notes (2033)	600	624	600	620
Euro Notes (2028)	270	272	259	261
Euro Notes (2031)	811	820	777	796

Note 12. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents as reported in the Unaudited Condensed Consolidated Balance Sheets to Cash, cash equivalents and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$227	$234
Restricted cash included in Other noncurrent assets (1)	4	5
Cash, cash equivalents and restricted cash	$231	$239
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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended March 31, 2025
Revenue:
Third Party	$1,412	$1,522	$393	$136	$—	$3,463
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,412	$1,522	$394	$136	$(1)	$3,463

Less: (1)
Cost of goods sold	785	931	299	72
Selling, general and administrative expenses	410	459	76	44
Other segment items (2)	(5)	(9)	(2)	—
Segment EBITDA	$222	$141	$21	$20	$—	$404
Total depreciation and amortization (3)	$49	$39	$8	$4	$—	$100
Three Months Ended March 31, 2024
Revenue:
Third Party	$1,500	$1,644	$422	$137	$—	$3,703
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,500	$1,644	$423	$137	$(1)	$3,703

Less: (1)
Cost of goods sold	837	1,021	317	77
Selling, general and administrative expenses	426	493	81	44
Other segment items (2)	(7)	(13)	(2)	—
Segment EBITDA	$244	$143	$27	$16	$—	$430
Total depreciation and amortization (3)	$49	$39	$8	$4	$—	$100
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker ("CODM"). Intersegment expenses are included within the amounts shown.
(2)    Amounts primarily represent other non operating income and expenses within each segment, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 5, "Restructuring and Transaction Related Expenses" for additional information on the restructuring charges.
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

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended March 31,
	2025	2024
Net income	$169	$158
Adjustments:
Depreciation and amortization	100	100
Interest expense, net of interest income	57	61
Provision for income taxes	66	71
Equity in losses of unconsolidated subsidiaries	1	2
Equity investment fair value adjustments	(1)	—
Restructuring and transaction related expenses (1)	11	30
Restructuring expenses - cost of goods sold (1)	—	8
Direct impacts of Ukraine/Russia conflict (2)	1	—
Segment EBITDA	$404	$430
(1)    See Note 5, "Restructuring and Transaction Related Expenses" for further information.
(2)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (primarily receivables and inventory).

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended March 31,
	2025	2024
Capital Expenditures
Wholesale - North America	$22	$21
Europe	27	38
Specialty	3	4
Self Service	2	3
Total capital expenditures	$54	$66

The following table presents assets by reportable segment (in millions):

	March 31, 2025	December 31, 2024
Receivables, net of allowance for credit losses
Wholesale - North America	$504	$483
Europe	717	528
Specialty	176	102
Self Service	12	9
Total receivables, net of allowance for credit losses	1,409	1,122
Inventories
Wholesale - North America	1,505	1,411
Europe	1,356	1,323
Specialty	463	449
Self Service	37	37
Total inventories	3,361	3,220
Property, plant and equipment, net
Wholesale - North America	673	675
Europe	641	619
Specialty	113	115
Self Service	104	108
Total property, plant and equipment, net	1,531	1,517
Operating lease assets, net
Wholesale - North America	673	668
Europe	487	467
Specialty	117	121
Self Service	112	132
Total operating lease assets, net	1,389	1,388
Other unallocated assets	7,779	7,708
Total assets	$15,469	$14,955

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

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	March 31, 2025	December 31, 2024
Long-lived assets
United States	$1,559	$1,590
Germany	333	312
United Kingdom	302	296
Other countries	726	707
Total long-lived assets	$2,920	$2,905

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2024 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 1, "Interim Financial Statements" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

Financial Information by Geographic Area

See Note 4, "Revenue Recognition" and Note 13, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

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

•Free Cash Flow - We calculate free cash flow as net cash provided by (used in) operating activities, less purchases of property, plant and equipment. Free cash flow provides insight into our liquidity and provides useful information to management and investors concerning cash flow available to meet future debt service obligations and working capital requirements, make strategic acquisitions, repurchase stock, and pay dividends.

These three key performance indicators are used as targets in determining incentive compensation at various levels of the organization, including senior management. By using these performance measures, we attempt to motivate a balanced approach to the business that rewards growth, profitability and cash flow generation in a manner that enhances our long-term prospects.

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenue	100.0%	100.0%
Cost of goods sold	60.2%	60.8%
Gross margin	39.8%	39.2%
Selling, general and administrative expenses	28.6%	28.2%
Restructuring and transaction related expenses	0.3%	0.8%
Depreciation and amortization	2.6%	2.4%
Operating income	8.3%	7.8%
Total other expense, net	1.5%	1.6%
Income before provision for income taxes	6.8%	6.3%
Provision for income taxes	1.9%	1.9%
Equity in losses of unconsolidated subsidiaries	—%	0.1%
Net income	4.9%	4.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended March 31,
	2025	2024	Change
Parts & services revenue	$3,295	$3,535	$(240)
Other revenue	168	168	—
Total revenue	$3,463	$3,703	$(240)

The decrease in parts and services revenue of $240 million, or 6.8%, represented decreases in segment revenue of $122 million, or 7.4%, in Europe, $86 million, or 6.0%, in Wholesale - North America, $29 million, or 6.8%, in Specialty and $3 million, or 5.7%, in Self Service. This overall decrease was driven by an organic parts and services revenue decrease of $151 million, or 4.3% (3.1% decrease on a per day basis), a $56 million, or 1.6%, decrease due to fluctuations in foreign exchange rates and a $32 million, or 0.9%, decrease due to the net impact of acquisitions and divestitures. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $165 million, or 7.3%, to $2,086 million for the three months ended March 31, 2025. Cost of goods sold primarily reflects decreases of $90 million from Europe, $52 million from Wholesale - North America, $18 million from Specialty, and $5 million from Self Service. Cost of goods sold as a percentage of revenue decreased to 60.2% for the three months ended March 31, 2025 from 60.8% for the three months ended March 31, 2024. Cost of goods sold as a percentage of revenue primarily reflects decreases of 0.2% from Europe and 0.2% attributable to restructuring. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Selling, General and Administrative Expenses

Our SG&A expenses decreased by $55 million, or 5.3%, to $989 million for the three months ended March 31, 2025. The year over year decrease in SG&A expense primarily reflects decreases of $34 million from Europe, $16 million from Wholesale - North America, and $5 million from Specialty. SG&A as a percentage of revenue increased to 28.6% for the three months ended March 31, 2025 from 28.2% for the three months ended March 31, 2024. SG&A as a percentage of revenue primarily reflects an increase of 0.3% from Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses decreased by $19 million, primarily due to a $9 million decrease in restructuring expenses related to our 2024 Global Restructuring plan and a $5 million decrease in restructuring expenses related to our Acquisition Integration plans.

Provision for Income Taxes

Our effective income tax rate for the three months ended March 31, 2025 was 27.7%, compared to 30.7% for the three months ended March 31, 2024. The decrease in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributable to the 3.2% year over year decrease in the unfavorable impact of discrete items, mostly related to the nonrecurring unfavorable tax effects of the 2024 Global Restructuring Plan impairments in the prior year. See Note 5, "Restructuring and Transaction Related Expenses" for further information on the impairments.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended March 31, 2024, the Canadian dollar, euro, Czech koruna and pound sterling rates used to translate the three months ended March 31, 2025 statements of income decreased by 6.0%, 3.1%, 3.0% and 0.6%, respectively. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net negative effect of $0.01 on diluted earnings per share relative to the prior year period.

Results of Operations—Segment Reporting

We have four reportable segments: Wholesale - North America; Europe; Specialty; and Self Service.

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,412		$1,500
Europe	1,522		1,644
Specialty	393		422
Self Service	136		137
Total third party revenue	$3,463		$3,703
Total Revenue
Wholesale - North America	$1,412		$1,500
Europe	1,522		1,644
Specialty	394		423
Self Service	136		137
Eliminations	(1)		(1)
Total revenue	$3,463		$3,703
Segment EBITDA
Wholesale - North America	$222	15.7%	$244	16.3%
Europe	141	9.3%	143	8.7%
Specialty	21	5.4%	27	6.4%
Self Service	20	14.6%	16	11.7%
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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Wholesale - North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our Wholesale - North America segment (in millions):

	Three Months Ended March 31,
Wholesale - North America	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,336		$1,422		$(86)	(1)
Other revenue	76		78		(2)
Total segment revenue	1,412		1,500		(88)
Cost of goods sold	785		837		(52)
Gross margin	627	44.4%	663	44.2%	(36)	(2)
Selling, general and administrative expenses	410	29.0%	426	28.3%	(16)	(3)
Less: Other segment items(4)	(5)		(7)		2
Segment EBITDA	$222	15.7%	$244	16.3%	$(22)

(1)Parts and services revenue decreased by $86 million, or 6.0%, to $1,336 million for the three months ended March 31, 2025. This decrease was primarily due to a parts and services organic revenue decrease of $76 million, or 5.4% (4.1% on a per day basis), primarily due to a reduction in repairable claims and having one fewer selling days in the current year, partially offset by targeted actions to increase market penetration. The decrease was also driven by an exchange rate decrease of $14 million, or 1.0%, primarily due to the stronger U.S. dollar against the Canadian dollar.
(2)Gross margin decreased by $36 million, or 5.5%, to $627 million for the three months ended March 31, 2025. This decrease was driven by lower revenue as described above, partially offset by pricing initiatives.
(3)SG&A expenses decreased by $16 million, or 3.6%, to $410 million for the three months ended March 31, 2025. The decrease in SG&A expense is primarily due to (i) $24 million from decreased personnel costs, (ii) $4 million from decreased freight expenses, and (iii) other individually immaterial factors representing a $2 million favorable impact in the aggregate, partially offset by (iv) $5 million from increased vehicle costs, (v) $5 million from increased professional fees, and (vi) $4 million from increased facility costs due to increased rent and insurance.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 5, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on restructuring charges.

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Three Months Ended March 31,
Europe	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,515		$1,637		$(122)	(1)
Other revenue	7		7		—
Total segment revenue	1,522		1,644		(122)
Cost of goods sold	931		1,021		(90)
Gross margin	591	38.8%	623	37.9%	(32)	(2)
Selling, general and administrative expenses	459	30.1%	493	30.0%	(34)	(3)
Less: Other segment items(4)	(9)		(13)		4
Segment EBITDA	$141	9.3%	$143	8.7%	$(2)

(1)Parts and services revenue decreased by $122 million, or 7.4%, to $1,515 million for the three months ended March 31, 2025. This decrease was primarily due to (i) a parts and services organic revenue decrease of $45 million, or 2.8% (1.8% on a per day basis), driven by decreased volumes primarily due to difficult economic conditions, heightened competition in certain markets and a negative effect from one fewer selling days, (ii) an exchange rate decrease of $40 million, or 2.5%, primarily due to the stronger U.S. dollar against the euro, and to a lesser extent, the Czech koruna and pound sterling, and (iii) an acquisition and divestiture decrease of $36 million, or 2.2%, primarily related to the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024.
(2)Gross margin decreased by $32 million, or 5.2%, to $591 million for the three months ended March 31, 2025. The decrease was primarily attributable to decreased revenue, partially offset by an $8 million reduction in cost of goods sold primarily related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan in the prior year period. These restructuring expenses are excluded from the calculation of Segment EBITDA. See Note 5, "Restructuring and Transaction Related Expenses" and Note 13, "Segment and Geographic Information" for further information. The increase in gross margin as a percentage of total segment revenue was primarily driven by a benefit from the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024 and lower restructuring expense in the current year as described above.
(3)SG&A expenses decreased by $34 million, or 7.2%, to $459 million for the three months ended March 31, 2025. The decrease in SG&A expense is primarily due to (i) $23 million of lower personnel costs mainly due to a reduction in personnel related accruals recorded in the prior year as a result of union related negotiations, the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024, foreign exchange impacts of a strengthening U.S. dollar, and productivity initiatives which were largely offset by inflationary pressures, (ii) $5 million from lower freight costs, and (iii) other individually immaterial factors representing a $6 million favorable impact in the aggregate.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 5, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on restructuring charges.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Three Months Ended March 31,
Specialty	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$393		$422		$(29)	(1)
Intersegment revenue	1		1		—
Total segment revenue	394		423		(29)
Cost of goods sold	299		317		(18)
Gross margin	95	24.2%	106	25.0%	(11)	(2)
Selling, general and administrative expenses	76	19.4%	81	19.1%	(5)	(3)
Less: Other segment items(4)	(2)		(2)		—
Segment EBITDA	$21	5.4%	$27	6.4%	$(6)

(1)Parts and services revenue decreased by $29 million, or 6.8%, to $393 million for the three months ended March 31, 2025. This was primarily due to a parts and services organic revenue decrease of $27 million, or 6.4% (4.9% on a per day basis), driven by demand softness in the automotive and RV product lines resulting from declining consumer sentiment and reduced unit retail sales for RVs.
(2)Gross margin decreased by $11 million, or 9.6%, to $95 million for the three months ended March 31, 2025. This decrease was primarily driven by decreases in parts and services revenue and unfavorable sales mix with lower volumes on higher margin product lines.
(3)SG&A expenses decreased by $5 million, or 5.7%, to $76 million for the three months ended March 31, 2025. The decrease in SG&A expenses was primarily driven by $4 million of lower freight costs and other individually immaterial factors representing a $1 million favorable impact in the aggregate.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 5, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on restructuring charges.

Self Service

The following table provides a reconciliation of Revenue to Segment EBITDA in our Self Service segment (in millions):

	Three Months Ended March 31,
Self Service	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$51		$54		$(3)
Other revenue	85		83		2
Total segment revenue	136		137		(1)
Cost of goods sold	72		77		(5)
Gross margin	64	47.0%	60	43.9%	4	(1)
Selling, general and administrative expenses	44	32.7%	44	32.3%	—
Segment EBITDA	$20	14.6%	$16	11.7%	$4

(1)Gross margin increased by $4 million, or 6.4%, to $64 million for the three months ended March 31, 2025. The increase is attributable to improvements in vehicle procurement costs.

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

The following table summarizes liquidity data as of the dates indicated (in millions):

	March 31, 2025	December 31, 2024
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	824	664
Less: Letters of credit	114	114
Availability under credit revolving facilities	1,062	1,222
Add: Cash and cash equivalents	227	234
Total liquidity	$1,289	$1,456

We had $1,062 million available under our revolving credit facilities as of March 31, 2025. Combined with $227 million of cash and cash equivalents at March 31, 2025, we had $1,289 million in available liquidity, a decrease of $167 million from our available liquidity as of December 31, 2024, primarily as a result of increasing our revolving credit facilities borrowings by $160 million.

See Note 9, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding total debt outstanding.

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

A summary of the dividend activity for our common stock for the three months ended March 31, 2025 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 18, 2025	March 13, 2025	March 27, 2025

On April 22, 2025, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on May 29, 2025, to stockholders of record at the close of business on May 15, 2025.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,289 million of total liquidity as of March 31, 2025 and $558 million of current maturities, we have access to funds to meet our near term commitments. Our current maturities include the $500 million term loan payable under our Senior Unsecured Credit Agreement due January 2026, which we intend to extend or refinance on or before the scheduled maturity. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of March 31, 2025. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of March 31, 2025:

	Covenant Level	Ratio Achieved as of March 31, 2025
Maximum total leverage ratio	4.00 : 1.00	2.5
Minimum interest coverage ratio	3.00 : 1.00	7.4

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

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts outstanding, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.6% at March 31, 2025. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.2% at March 31, 2025. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at SOFR plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Overnight Repo Rate Average for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 9, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest. The interest rate swaps are described in Note 10, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,811 million and $1,651 million at March 31, 2025 and December 31, 2024, respectively. Of these amounts, there were current maturities of $500 million at March 31, 2025 related to the term loan payable under our Senior Unsecured Credit Agreement due January 2026. There were no current maturities at December 31, 2024.

The scheduled maturities of long-term obligations outstanding at March 31, 2025 are as follows (in millions):

Amount
Nine months ending December 31, 2025 (1)	$51
Years ending December 31:
2026	1,013
2027	20
2028	1,909
2029	8
Thereafter	1,428
Total debt (2)	$4,429
(1)Long-term obligations maturing by December 31, 2025 include $23 million of short-term debt that may be extended beyond the current year ending December 31, 2025.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $31 million as of March 31, 2025).

As of March 31, 2025, the Company had cash and cash equivalents of $227 million, of which $197 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

As part of our effort to improve our operating cash flows, we may negotiate payment term extensions with suppliers. These efforts are supported by our supply chain finance programs. See Note 8, "Supply Chain Financing" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our supply chain financing arrangements.

For the three months ended March 31, 2025, net cash used in operating activities totaled $3 million compared to net cash provided by operating activities of $253 million for the same period of 2024. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period. Accounts receivable represented $7 million in incremental cash outflows for the three months ended March 31, 2025 compared to the same period of 2024. Inventories represented $34 million in incremental cash outflows for the three months ended March 31, 2025 compared to the same period of 2024. Accounts payable produced $212 million in lower cash inflows for the three months ended March 31, 2025 compared to the same period of 2024.

For the three months ended March 31, 2025, net cash used in investing activities totaled $50 million compared to $88 million for the same period of 2024. We invested $17 million of cash in business acquisitions during the three months ended March 31, 2024. There were no business acquisitions during the three months ended March 31, 2025. Property, plant and equipment purchases were $54 million in the three months ended March 31, 2025 compared to $66 million in the prior year period.

The following table reconciles Net Cash (Used in) Provided by Operating Activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(3)	$253
Less: purchases of property, plant and equipment	54	66
Free cash flow	$(57)	$187

For the three months ended March 31, 2025, net cash provided by financing activities totaled $40 million compared to net cash used in financing activities of $113 million for the same period in 2024. Cash outflows for share repurchases were $40 million and dividends paid were $78 million for the three months ended March 31, 2025 compared to $30 million for share repurchases and $81 million for dividends paid for the same period of 2024. Net debt borrowings (net of unamortized bond discounts) were $170 million for the three months ended March 31, 2025 compared to $35 million for the same period of 2024.

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

Summarized Guarantor Financial Information

Our U.S. Notes (2028/2033) and Euro Notes (2031) are guaranteed on a senior, unsecured basis by certain of our subsidiaries (each, a “subsidiary guarantor” and, together with LKQ, the “Obligor Group”), which are listed in Exhibit 22.1 in Part IV, Item 15 of our 2024 Form 10-K. The guarantees are full and unconditional, joint and several, and subject to certain conditions for release. See Note 18, "Long-Term Obligations" in Item 8 of Part II of our 2024 Form 10-K for information related to the Euro Notes (2031) and U.S. Notes (2028/2033).

Holders of the notes have a direct claim only against the Obligor Group. The following summarized financial information is presented for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary.

Summarized Statements of Income (in millions)

	Three Months Ended March 31, 2025	Fiscal Year Ended December 31, 2024
Revenue	$1,711	$6,968
Cost of goods sold	1,016	4,192
Gross margin (1)	695	2,776
Income from continuing operations	94	428
Net income	$94	$428
(1)Guarantor subsidiaries recorded $14 million and $53 million of net sales to and $57 million and $205 million of purchases from non-guarantor subsidiaries for the three months ended March 31, 2025 and fiscal year ended December 31, 2024, respectively.

Summarized Balance Sheets (in millions)

	March 31, 2025	December 31, 2024
Current assets	$2,497	$2,321
Noncurrent assets	5,664	5,722
Current liabilities (1)	1,781	1,206
Noncurrent liabilities	3,731	4,163
(1)Current liabilities for guarantor subsidiaries included $214 million and $219 million of short term notes payable to non-guarantor subsidiaries as of March 31, 2025 and December 31, 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from adverse changes in foreign exchange rates, interest rates, commodity prices and inflation. There have been no material changes to our market risks from what was disclosed in Item 7A of Part II of our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2024 Form 10-K for information concerning risks and uncertainties that could negatively impact us. The following item is an update to the risks and uncertainties previously disclosed in such report.

If significant tariffs or other restrictions are placed on products or materials we import or any related counter-measures are taken by countries to which we export products, our revenue and results of operations may be materially harmed.

The U.S. historically has imposed tariffs on certain materials imported into the U.S. from China, announced additional tariffs on other goods from China and other countries, and threatened to impose additional tariffs on goods from other countries. Moreover, counter-measures have been taken by countries in retaliation for the U.S.-imposed tariffs and countries may take additional counter-measures and/or impose other restrictions on the importation of products in response to the threatened tariffs. The tariffs cover products and materials that we import, and the countermeasures may affect products we export. In March 2025, the U.S. government imposed additional tariffs on a significant number of countries and threatened to further increase the scope and amount of tariffs in the event of retaliatory countermeasures, causing the future of existing tariffs and the possibility for new tariffs to be uncertain. Depending on the breadth of products and materials ultimately affected by, and the duration of, the tariffs and countermeasures, our financial results may be materially harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a stock repurchase program under which we are able to purchase our common stock from time to time. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. Our current program authorization extends through October 25, 2026.

The following table summarizes our stock repurchases for the three months ended March 31, 2025 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2025 - January 31, 2025	—	$—	—	$1,716
February 1, 2025 - February 28, 2025	0.3	$41.72	0.3	$1,703
March 1, 2025 - March 31, 2025	0.7	$42.58	0.7	$1,676
Total	1.0		1.0
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit	Description
10.1	Cooperation Agreement, dated as of February 5, 2025, by and among LKQ Corporation, Ancora Catalyst Institutional, LP, Engine Capital, LP, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 6, 2025).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2025.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Todd G. Cunningham
Todd G. Cunningham
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)