Form 10-Q
period 2025-06-30
LKQ CORP
filed 2025-07-24
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

At July 17, 2025, the registrant had outstanding an aggregate of 257,293,192 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$3,642	$3,711	$7,105	$7,414
Cost of goods sold	2,230	2,270	4,316	4,521
Gross margin	1,412	1,441	2,789	2,893
Selling, general and administrative expenses	998	976	1,987	2,020
Restructuring and transaction related expenses	8	49	19	79
Depreciation and amortization	94	87	184	176
Operating income	312	329	599	618
Other expense (income):
Interest expense	63	66	125	130
Interest income and other income, net	(11)	(3)	(22)	(9)
Total other expense, net	52	63	103	121
Income before provision for income taxes	260	266	496	497
Provision for income taxes	68	82	134	153
Equity in (earnings) losses of unconsolidated subsidiaries	(1)	(2)	—	—
Net income	193	186	362	344
Less: net income attributable to noncontrolling interest	1	1	1	1
Net income attributable to LKQ stockholders	$192	$185	$361	$343

Basic earnings per share:
Net income	$0.75	$0.70	$1.40	$1.29
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.75	$0.70	$1.40	$1.29

Diluted earnings per share:
Net income	$0.75	$0.70	$1.40	$1.29
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.75	$0.70	$1.40	$1.29

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$193	$186	$362	$344
Less: net income attributable to noncontrolling interest	1	1	1	1
Net income attributable to LKQ stockholders	192	185	361	343

Other comprehensive income (loss):
Foreign currency translation, net of tax	268	(21)	368	(78)
Net change in unrealized gains/losses on cash flow hedges, net of tax	1	1	1	5
Net change in unrealized gains/losses on pension plans, net of tax	—	—	1	—
Other comprehensive (loss) income from unconsolidated subsidiaries	(7)	5	(4)	—
Other comprehensive income (loss)	262	(15)	366	(73)

Comprehensive income	455	171	728	271
Less: comprehensive income attributable to noncontrolling interest	1	1	1	1
Comprehensive income attributable to LKQ stockholders	$454	$170	$727	$270

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$289	$234
Receivables, net of allowance for credit losses	1,442	1,122
Inventories	3,394	3,220
Prepaid expenses and other current assets	340	330
Total current assets	5,465	4,906
Property, plant and equipment, net	1,581	1,517
Operating lease assets, net	1,432	1,388
Goodwill	5,756	5,448
Other intangibles, net	1,148	1,150
Equity method investments	158	169
Other noncurrent assets	404	377
Total assets	$15,944	$14,955
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,891	$1,801
Accrued expenses:
Accrued payroll-related liabilities	205	214
Refund liability	128	126
Other accrued expenses	367	352
Current portion of operating lease liabilities	255	237
Current portion of long-term obligations	34	38
Other current liabilities	132	94
Total current liabilities	3,012	2,862
Long-term operating lease liabilities, excluding current portion	1,237	1,207
Long-term obligations, excluding current portion	4,395	4,127
Deferred income taxes	412	386
Other noncurrent liabilities	345	341
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 323.8 shares issued and 257.3 shares outstanding at June 30, 2025; 323.6 shares issued and 259.1 shares outstanding at December 31, 2024	3	3
Additional paid-in capital	1,567	1,556
Retained earnings	7,867	7,662
Accumulated other comprehensive loss	(51)	(417)
Treasury stock, at cost; 66.5 shares at June 30, 2025 and 64.5 shares at December 31, 2024	(2,868)	(2,787)
Total Company stockholders' equity	6,518	6,017
Noncontrolling interest	25	15
Total stockholders' equity	6,543	6,032
Total liabilities and stockholders' equity	$15,944	$14,955

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$362	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	200
Stock-based compensation expense	17	16
Other	(1)	57
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(226)	(225)
Inventories	20	(37)
Other assets	(14)	(65)
Prepaid income taxes/income taxes payable	32	(10)
Accounts payable	(65)	180
Other liabilities	(36)	3
Operating lease assets and liabilities	(1)	3
Net cash provided by operating activities	293	466
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(107)	(146)
Acquisitions, net of cash acquired	2	(30)
Other investing activities, net	6	(2)
Net cash used in investing activities	(99)	(178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	682	931
Repayments under revolving credit facilities	(600)	(1,104)
Repayments of other debt, net	(23)	(16)
Proceeds from issuance of Euro Notes (2031), net of unamortized bond discount	—	816
Repayment of Euro Notes (2024)	—	(547)
Dividends paid to LKQ stockholders	(156)	(161)
Purchase of treasury stock	(79)	(155)
Other financing activities, net	7	(40)
Net cash used in financing activities	(169)	(276)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	(10)
Net increase in cash, cash equivalents and restricted cash	54	2
Cash, cash equivalents and restricted cash, beginning of period (1)	239	299
Cash, cash equivalents and restricted cash, end of period (1)	$293	$301

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$106	$167
Interest	137	122
(1)    See Note 12, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Three Months Ended June 30, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2025	323.8	$3	(65.5)	$(2,827)	$1,558	$7,753	$(313)	$15	$6,189
Net income	—	—	—	—	—	192	—	1	193
Other comprehensive income	—	—	—	—	—	—	262	—	262
Purchase of treasury stock	—	—	(1.0)	(41)	—	—	—	—	(41)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(78)	—	—	(78)
Acquisition of a subsidiary with noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance as of June 30, 2025	323.8	$3	(66.5)	$(2,868)	$1,567	$7,867	$(51)	$25	$6,543

	Three Months Ended June 30, 2024
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2024	323.5	$3	(56.5)	$(2,454)	$1,541	$7,367	$(298)	$14	$6,173
Net income	—	—	—	—	—	185	—	1	186
Other comprehensive loss	—	—	—	—	—	—	(15)	—	(15)
Purchase of treasury stock	—	—	(2.9)	(126)	—	—	—	—	(126)
Vesting of restricted stock units, net of shares withheld for employee tax	0.1	—	—	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(80)	—	—	(80)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	—	(1)
Balance as of June 30, 2024	323.6	$3	(59.4)	$(2,580)	$1,547	$7,472	$(313)	$15	$6,144

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Six Months Ended June 30, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	323.6	$3	(64.5)	$(2,787)	$1,556	$7,662	$(417)	$15	$6,032
Net income	—	—	—	—	—	361	—	1	362
Other comprehensive income	—	—	—	—	—	—	366	—	366
Purchase of treasury stock	—	—	(2.0)	(81)	—	—	—	—	(81)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Dividends declared to LKQ stockholders ($0.60 per share)	—	—	—	—	—	(156)	—	—	(156)
Acquisition of a subsidiary with noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance as of June 30, 2025	323.8	$3	(66.5)	$(2,868)	$1,567	$7,867	$(51)	$25	$6,543

	Six Months Ended June 30, 2024
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	323.1	$3	(55.9)	$(2,424)	$1,538	$7,290	$(240)	$14	$6,181
Net income	—	—	—	—	—	343	—	1	344
Other comprehensive loss	—	—	—	—	—	—	(73)	—	(73)
Purchase of treasury stock	—	—	(3.5)	(156)	—	—	—	—	(156)
Vesting of restricted stock units, net of shares withheld for employee tax	0.5	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	16	—	—	—	16
Dividends declared to LKQ stockholders ($0.60 per share)	—	—	—	—	—	(161)	—	—	(161)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	—	(1)
Balance as of June 30, 2024	323.6	$3	(59.4)	$(2,580)	$1,547	$7,472	$(313)	$15	$6,144

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

Note 2. Allowance for Credit Losses

Our allowance for credit losses was $52 million and $56 million as of June 30, 2025 and December 31, 2024, respectively. The provision for credit losses was $2 million and $1 million for the three months ended June 30, 2025 and 2024 and $7 million and $4 million for the six months ended June 30, 2025 and 2024, respectively.

Note 3. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2024, and determined no impairment existed as all of our reporting units had a fair value estimate which exceeded the carrying value by at least 10%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first six months of 2025 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wholesale - North America	$1,362	$1,398	$2,698	$2,820
Europe	1,601	1,633	3,116	3,270
Specialty	464	466	857	888
Self Service	50	55	101	109
Parts and services	3,477	3,552	6,772	7,087
Wholesale - North America	80	75	156	153
Europe	6	6	13	13
Self Service	79	78	164	161
Other	165	159	333	327
Total revenue	$3,642	$3,711	$7,105	$7,414

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	June 30, 2025	December 31, 2024
Return asset	Prepaid expenses and other current assets	$68	$67
Refund liability	Refund liability	128	126
Variable consideration reserve	Receivables, net of allowance for credit losses	135	136

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
United States	$1,729	$1,769	$3,410	$3,564
Germany	467	445	893	870
United Kingdom	418	423	835	868
Other countries	1,028	1,074	1,967	2,112
Total revenue	$3,642	$3,711	$7,105	$7,414

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

Acquisition Integration Plans

After completing the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. There are no material acquisition integration plans as of June 30, 2025.

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Plan	Expense Type	2025	2024	2025	2024
2024 Global Plan	Employee related costs	$4	$3	$11	$3
	Facility exit costs	3	—	5	—
	Inventory related costs (1)	—	6	—	14
	Asset impairments (2)	—	29	—	46
	Other (benefits) costs	(1)	5	—	7
	Total	$6	$43	$16	$70

2022 Global Plan	Employee related costs	$—	$1	$—	$1
	Facility exit costs	—	—	—	1
	Total	$—	$1	$—	$2

1 LKQ Europe Plan	Employee related costs	$1	$1	$1	$2
	Facility exit costs	—	—	—	1
	Total	$1	$1	$1	$3

Acquisition Integration Plans	Employee related costs	$—	$3	$—	$4
	Facility exit costs	—	5	1	9
	Other (benefits) costs	—	2	—	3
	Total	$—	$10	$1	$16

Total restructuring expenses		$7	$55	$18	$91
(1)    Recorded to Cost of goods sold in the Unaudited Condensed Consolidated Statements of Income.
(2)    Related to impairment of assets in Property, plant and equipment, net and Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Self Service	Total
2024 Global Plan	$22	$105	$—	$—	$127
1 LKQ Europe Plan	—	16	—	—	16

Transaction Related Expenses

During the three months ended June 30, 2025 and 2024, we incurred expenses totaling $1 million and an insignificant amount, respectively, and during the six months ended June 30, 2025 and 2024 we incurred expenses totaling $1 million and $2 million, respectively, for legal, accounting and advisory services related to completed and potential transactions.

Note 6. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$193	$186	$362	$344
Denominator for basic earnings per share—Weighted-average shares outstanding	258.1	265.3	258.6	266.2
Effect of dilutive securities:
Restricted stock units ("RSUs")	0.2	0.2	0.3	0.4
Performance-based RSUs ("PSUs")	—	0.1	—	0.1
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	258.3	265.6	258.9	266.7
Basic earnings per share	$0.75	$0.70	$1.40	$1.29
Diluted earnings per share (1)	$0.75	$0.70	$1.40	$1.29
(1)    Diluted earnings per share was computed using the treasury stock method for dilutive securities.

Note 7. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended June 30, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2025	$(311)	$(9)	$7	$(313)
Pretax income	268	1	—	269
Income tax effect	—	(1)	—	(1)
Reclassification of unrealized loss	—	1	—	1
Other comprehensive loss from unconsolidated subsidiaries	—	—	(7)	(7)
Balance as of June 30, 2025	$(43)	$(8)	$—	$(51)

	Three Months Ended June 30, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2024	$(300)	$(7)	$6	$3	$(298)
Pretax (loss) income	(21)	3	—	—	(18)
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized gain	—	(2)	—	—	(2)
Reclassification of deferred income taxes	—	1	—	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	5	5
Balance as of June 30, 2024	$(321)	$(6)	$6	$8	$(313)

	Six Months Ended June 30, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(411)	$(9)	$(1)	$4	$(417)
Pretax income	368	1	—	—	369
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized loss	—	1	—	—	1
Reclassification of deferred income taxes	—	—	1	—	1
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(4)	(4)
Balance as of June 30, 2025	$(43)	$(8)	$—	$—	$(51)

	Six Months Ended June 30, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(243)	$(11)	$6	$8	$(240)
Pretax (loss) income	(78)	9	—	—	(69)
Income tax effect	—	(2)	—	—	(2)
Reclassification of unrealized gain	—	(3)	—	—	(3)
Reclassification of deferred income taxes	—	1	—	—	1
Balance as of June 30, 2024	$(321)	$(6)	$6	$8	$(313)

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 8. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as a part of our goal to improve our operating cash flows. As of June 30, 2025 and December 31, 2024, we had $450 million and $416 million of Accounts payable outstanding under the arrangements, respectively.

Note 9. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		June 30, 2025			December 31, 2024
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2027	5.80%		$500	5.83%		$500
Revolving credit facilities	January 2028	5.77%	(1)	750	5.86%	(1)	664

Senior Unsecured Term Loan Agreement:
Term loan payable	July 2026	4.42%		514	4.98%		487

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2028)	April 2028	4.13%		295	4.13%		259
Euro Notes (2031)	March 2031	4.13%		884	4.13%		777

Notes payable	Various through October 2030	3.03%	(1)	6	3.07%	(1)	10
Finance lease obligations		4.96%	(1)	110	5.06%	(1)	100
Other debt		4.57%	(1)	1	4.58%	(1)	1
Total debt				4,460			4,198
Less: long-term debt issuance costs and unamortized bond discounts				(31)			(33)
Total debt, net of debt issuance costs and unamortized bond discounts				4,429			4,165
Less: current maturities, net of debt issuance costs				(34)			(38)
Long-term debt, net of debt issuance costs and unamortized bond discounts				$4,395			$4,127
(1) Interest rate derived via a weighted average

Senior Unsecured Credit Agreement

In the second quarter of 2025, we entered into Amendment No. 2 and No. 3 to the Senior Unsecured Credit Agreement and Amendment No. 2 to the Senior Unsecured Term Loan Agreement. These amendments extended the maturity date of the Senior Unsecured Credit Agreement term loan facility from January 5, 2026 to January 5, 2027 as well as provided certain other immaterial modifications.

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

As of June 30, 2025 and December 31, 2024, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions):

	June 30, 2025
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreement	$400	Prepaid expenses and other current assets	$—
Interest rate swap agreements	300	Other accrued expenses	—

	December 31, 2024
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$400	Other accrued expenses	$—
Interest rate swap agreements	300	Other noncurrent liabilities	(1)

The activity related to our cash flow hedges is included in Note 7, "Accumulated Other Comprehensive Income (Loss)." As of June 30, 2025, we estimate that $1 million of derivative losses (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Note 11. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and six months ended June 30, 2025, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$60	$—	$—	$60	$53	$—	$—	$53
Investments - equity securities	17	—	—	17	14	—	—	14
Total Assets	$77	$—	$—	$77	$67	$—	$—	$67
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$1	$—	$1
Contingent consideration liabilities	—	—	3	3	—	—	3	3
Total Liabilities	$—	$—	$3	$3	$—	$1	$3	$4

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2025 and December 31, 2024 to assume these obligations. The fair values of the 5.75% senior notes due June 2028 (the "U.S. Notes (2028)"), the 6.25% senior notes due June 2033 (the "U.S. Notes (2033)" and together with the U.S. Notes (2028), the "U.S. Notes (2028/2033)"), the 4.13% senior notes due April 2028 (the "Euro Notes (2028)") and the 4.13% senior notes due March 2031 (the "Euro Notes (2031)") are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of June 30, 2025 and December 31, 2024, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $1,250 million and $1,164 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the borrowings under the Senior Unsecured Term Loan Credit Agreement ("CAD Note") reasonably approximated the carrying values of $514 million and $487 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of June 30, 2025 and December 31, 2024 (in millions):

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$825	$800	$814
U.S. Notes (2033)	600	633	600	620
Euro Notes (2028)	295	296	259	261
Euro Notes (2031)	884	899	777	796

Note 12. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents as reported in the Unaudited Condensed Consolidated Balance Sheets to Cash, cash equivalents and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$289	$234
Restricted cash included in Other noncurrent assets (1)	4	5
Cash, cash equivalents and restricted cash	$293	$239
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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Three Months Ended June 30, 2025
Revenue:
Third Party	$1,442	$1,607	$464	$129	$—	$3,642
Intersegment	—	—	1	—	(1)	—
Total segment revenue	$1,442	$1,607	$465	$129	$(1)	$3,642

Less: (1)
Cost of goods sold	823	988	347	73
Selling, general and administrative expenses	398	474	82	44
Other segment items (2)	(6)	(6)	(3)	(1)
Segment EBITDA	$227	$151	$39	$13	$—	$430
Total depreciation and amortization (3)	$50	$44	$8	$3	$—	$105
Three Months Ended June 30, 2024
Revenue:
Third Party	$1,473	$1,639	$466	$133	$—	$3,711
Intersegment	1	—	—	—	(1)	—
Total segment revenue	$1,474	$1,639	$466	$133	$(1)	$3,711

Less: (1)
Cost of goods sold	826	1,020	348	77
Selling, general and administrative expenses	397	456	79	44
Other segment items (2)	(5)	(11)	(2)	(1)
Segment EBITDA	$256	$174	$41	$13	$—	$484
Total depreciation and amortization (3)	$48	$40	$9	$3	$—	$100

	Wholesale - North America	Europe	Specialty	Self Service	Eliminations	Consolidated
Six Months Ended June 30, 2025
Revenue:
Third Party	$2,854	$3,129	$857	$265	$—	$7,105
Intersegment	—	—	2	—	(2)	—
Total segment revenue	$2,854	$3,129	$859	$265	$(2)	$7,105

Less: (1)
Cost of goods sold	1,608	1,919	646	145
Selling, general and administrative expenses	808	933	158	88
Other segment items (2)	(11)	(15)	(5)	(1)
Segment EBITDA	$449	$292	$60	$33	$—	$834
Total depreciation and amortization (3)	$99	$83	$16	$7	$—	$205
Six Months Ended June 30, 2024
Revenue:
Third Party	$2,973	$3,283	$888	$270	$—	$7,414
Intersegment	1	—	1	—	(2)	—
Total segment revenue	$2,974	$3,283	$889	$270	$(2)	$7,414

Less: (1)
Cost of goods sold	1,663	2,041	665	154
Selling, general and administrative expenses	823	949	160	88
Other segment items (2)	(12)	(24)	(4)	(1)
Segment EBITDA	$500	$317	$68	$29	$—	$914
Total depreciation and amortization (3)	$97	$79	$17	$7	$—	$200
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

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$193	$186	$362	$344
Less: net income attributable to noncontrolling interest	1	1	1	1
Net income attributable to LKQ stockholders	192	185	361	343
Adjustments:
Depreciation and amortization	105	100	205	200
Interest expense, net of interest income	58	62	115	123
Provision for income taxes	68	82	134	153
Equity in (earnings) losses of unconsolidated subsidiaries	(1)	(2)	—	—
Equity investment fair value adjustments	—	2	(1)	2
Restructuring and transaction related expenses (1)	8	49	19	79
Restructuring expenses - cost of goods sold (1)	—	6	—	14
Direct impacts of Ukraine/Russia conflict (2)	—	—	1	—
Segment EBITDA	$430	$484	$834	$914
(1)    See Note 5, "Restructuring and Transaction Related Expenses" for further information.
(2)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (primarily receivables and inventory).

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital Expenditures
Wholesale - North America	$16	$52	$38	$73
Europe	32	20	59	58
Specialty	4	5	7	9
Self Service	1	3	3	6
Total capital expenditures	$53	$80	$107	$146

We report net receivables; inventories; net property, plant and equipment; and net operating lease assets by segment as that information is used by the CODM in assessing segment performance. These assets provide a measure for the operating capital employed in each segment. Unallocated assets include cash and cash equivalents, prepaid expenses and other current and noncurrent assets, goodwill, other intangibles, and equity method investments. The following table presents assets by reportable segment (in millions):

	June 30, 2025	December 31, 2024
Receivables, net of allowance for credit losses
Wholesale - North America	$521	$483
Europe	723	528
Specialty	187	102
Self Service	11	9
Total receivables, net of allowance for credit losses	1,442	1,122
Inventories
Wholesale - North America	1,464	1,411
Europe	1,445	1,323
Specialty	452	449
Self Service	33	37
Total inventories	3,394	3,220
Property, plant and equipment, net
Wholesale - North America	670	675
Europe	698	619
Specialty	111	115
Self Service	102	108
Total property, plant and equipment, net	1,581	1,517
Operating lease assets, net
Wholesale - North America	661	668
Europe	535	467
Specialty	117	121
Self Service	119	132
Total operating lease assets, net	1,432	1,388
Other unallocated assets	8,095	7,708
Total assets	$15,944	$14,955
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

	June 30, 2025	December 31, 2024
Long-lived assets
United States	$1,540	$1,590
Germany	371	312
United Kingdom	324	296
Other countries	778	707
Total long-lived assets	$3,013	$2,905

Note 14. Subsequent Event

On July 4, 2025, new U.S tax legislation was signed into law, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA includes the acceleration of fixed asset depreciation, modifications to the capitalization of domestic research and development expenses, modifications to the limitations to the deductibility of interest expense, and modifications to certain international provisions. These new provisions take effect starting in 2025 through 2027. We are currently evaluating the impact of this new tax legislation.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2024 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2025.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.2%	61.2%	60.7%	61.0%
Gross margin	38.8%	38.8%	39.3%	39.0%
Selling, general and administrative expenses	27.4%	26.3%	28.0%	27.2%
Restructuring and transaction related expenses	0.2%	1.3%	0.3%	1.1%
Depreciation and amortization	2.6%	2.4%	2.6%	2.4%
Operating income	8.6%	8.8%	8.4%	8.3%
Total other expense, net	1.4%	1.7%	1.5%	1.6%
Income before provision for income taxes	7.1%	7.2%	7.0%	6.7%
Provision for income taxes	1.9%	2.2%	1.9%	2.1%
Equity in (earnings) losses of unconsolidated subsidiaries	—%	—%	—%	—%
Net income	5.3%	5.0%	5.1%	4.6%
Less: net income attributable to noncontrolling interest	—%	—%	—%	—%
Net income attributable to LKQ stockholders	5.3%	5.0%	5.1%	4.6%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended June 30,
	2025	2024	Change
Parts & services revenue	$3,477	$3,552	$(75)
Other revenue	165	159	6
Total revenue	$3,642	$3,711	$(69)

The decrease in parts and services revenue of $75 million, or 2.1%, represented decreases in segment revenue of $36 million, or 2.6%, in Wholesale - North America, $32 million, or 1.9%, in Europe, $5 million, or 9.8%, in Self Service, and $2 million, or 0.4%, in Specialty. This overall decrease was driven by an organic parts and services revenue decrease of $122 million, or 3.4% (2.7% decrease on a per day basis), and a $34 million, or 1.0%, decrease due to the net impact of acquisitions and divestitures, partially offset by an $82 million, or 2.3%, increase due to fluctuations in foreign exchange rates. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $40 million, or 1.8%, to $2,230 million for the three months ended June 30, 2025. Cost of goods sold primarily reflects decreases of $32 million from Europe, $4 million from Self Service, and $3 million from Wholesale - North America. Cost of goods sold as a percentage of revenue remained flat at 61.2% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Cost of goods sold as a percentage of revenue primarily reflects an increase of 0.4% from Wholesale - North America, partially offset by a decrease of 0.3% from Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Selling, General and Administrative Expenses

Our Selling, general and administrative ("SG&A") expenses increased by $22 million, or 2.3%, to $998 million for the three months ended June 30, 2025. The year over year increase in SG&A expense primarily reflects increases of $18 million from Europe, $3 million from Specialty and $1 million from Wholesale - North America. SG&A expenses as a percentage of revenue increased to 27.4% for the three months ended June 30, 2025 from 26.3% for the three months ended June 30, 2024. SG&A expenses as a percentage of revenue primarily reflects increases of 0.8% from Europe and 0.2% from Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses decreased by $41 million, primarily due to a $31 million decrease in restructuring expenses related to our 2024 Global Restructuring plan and a $10 million decrease in restructuring expenses related to our Acquisition Integration plans.

Provision for Income Taxes

Our effective income tax rate for the three months ended June 30, 2025 was 26.3%, compared to 30.9% for the three months ended June 30, 2024. The decrease in the effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily attributable to the 5.2% year over year favorable impact of discrete items, mostly related to the favorable tax effects of the reversal of a tax assessment in the current year and the nonrecurring unfavorable tax effects of the Global Restructuring Plan impairments in the prior year. See Note 5, "Restructuring and Transaction Related Expenses" for further information on the impairments.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended June 30, 2024, the pound sterling, Czech koruna and euro rates used to translate the three months ended June 30, 2025 statements of income increased by 5.8%, 5.6% and 5.3%, respectively, while the Canadian dollar rate decreased by 1.1%. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.03 on diluted earnings per share relative to the prior year period.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Six Months Ended June 30,
	2025	2024	Change
Parts & services revenue	$6,772	$7,087	$(315)
Other revenue	333	327	6
Total revenue	$7,105	$7,414	$(309)

The decrease in parts and services revenue of $315 million, or 4.4%, represented decreases in segment revenue of $154 million, or 4.7% in Europe, $122 million, or 4.3%, in Wholesale - North America, $31 million, or 3.4%, in Specialty and $8 million, or 7.8%, in Self Service. This overall decrease was driven by an organic parts and services revenue decrease of $273 million, or 3.9% (2.9% decrease on a per day basis), and a $66 million, or 0.9%, decrease due to the net impact of acquisitions and divestitures, partially offset by a $26 million, or 0.4%, increase due to fluctuations in foreign exchange rates. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $205 million, or 4.5%, to $4,316 million for the six months ended June 30, 2025. Cost of goods sold primarily reflects decreases of $122 million from Europe, $55 million from Wholesale - North America, $19 million from Specialty, and $9 million from Self Service. Cost of goods sold as a percentage of revenue decreased to 60.7% for the six months ended June 30, 2025 from 61.0% for the six months ended June 30, 2024. Cost of goods sold as a percentage of revenue primarily reflects a decrease of 0.4% from Europe, partially offset by an increase of 0.2% from Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Selling, General and Administrative Expenses

Our SG&A expenses decreased by $33 million, or 1.6%, to $1,987 million for the six months ended June 30, 2025. The year over year decrease in SG&A expense primarily reflects decreases of $16 million from Europe and $15 million from Wholesale - North America. SG&A expenses as a percentage of revenue increased to 28.0% for the six months ended June 30, 2025 from 27.2% for the six months ended June 30, 2024. SG&A expenses as a percentage of revenue primarily reflects increases of 0.4% from Europe and 0.3% from Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses decreased by $60 million, primarily due to a $40 million decrease in restructuring expenses related to our 2024 Global Restructuring plan and a $15 million decrease in restructuring expenses related to our Acquisition Integration plans.

Provision for Income Taxes

Our effective income tax rate for the six months ended June 30, 2025 was 27.0%, compared to 30.8% for the six months ended June 30, 2024. The decrease in the effective tax rate for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily attributable to the 4.3% year over year favorable impact of discrete items, mostly related to the nonrecurring unfavorable tax effects of the Global Restructuring Plan impairments in the prior year. See Note 5, "Restructuring and Transaction Related Expenses" for further information on the impairments.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the six months ended June 30, 2024, the pound sterling, Czech koruna and euro rates used to translate the six months ended June 30, 2025 statements of income increased by 2.6%, 1.4% and 1.1%, respectively, while the Canadian dollar rate decreased by 3.6%. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.02 on diluted earnings per share relative to the prior year period.

Results of Operations—Segment Reporting

We have four reportable segments: Wholesale - North America; Europe; Specialty; and Self Service.

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,442		$1,473		$2,854		$2,973
Europe	1,607		1,639		3,129		3,283
Specialty	464		466		857		888
Self Service	129		133		265		270
Total third party revenue	$3,642		$3,711		$7,105		$7,414
Total Revenue
Wholesale - North America	$1,442		$1,474		$2,854		$2,974
Europe	1,607		1,639		3,129		3,283
Specialty	465		466		859		889
Self Service	129		133		265		270
Eliminations	(1)		(1)		(2)		(2)
Total revenue	$3,642		$3,711		$7,105		$7,414
Segment EBITDA
Wholesale - North America	$227	15.8%	$256	17.3%	$449	15.7%	$500	16.8%
Europe	151	9.4%	174	10.6%	292	9.3%	317	9.7%
Specialty	39	8.5%	41	8.9%	60	7.0%	68	7.7%
Self Service	13	10.0%	13	9.9%	33	12.3%	29	10.9%
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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Wholesale - North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our Wholesale - North America segment (in millions):

	Three Months Ended June 30,
Wholesale - North America	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,362		$1,398		$(36)	(1)
Other revenue	80		75		5
Intersegment revenue	—		1		(1)
Total segment revenue	1,442		1,474		(32)
Cost of goods sold	823		826		(3)
Gross margin	619	42.9%	648	43.9%	(29)	(2)
Selling, general and administrative expenses	398	27.5%	397	27.0%	1	(3)
Less: Other segment items(4)	(6)		(5)		(1)
Segment EBITDA	$227	15.8%	$256	17.3%	$(29)

(1)Parts and services revenue decreased by $36 million, or 2.6%, to $1,362 million for the three months ended June 30, 2025. This decrease was primarily due to a parts and services organic revenue decrease of $36 million, or 2.6% (2.2% on a per day basis), driven primarily by lower volumes in our paint, body and equipment business from increased competition and lower repairable claims, partially offset by pricing initiatives and targeted actions to increase market penetration.
(2)Gross margin decreased by $29 million, or 4.4%, to $619 million for the three months ended June 30, 2025. This decrease was driven by lower revenue as described above as well as unfavorable customer mix not fully offset by price increases due to market competition.
(3)SG&A expenses remained relatively flat to $398 million for the three months ended June 30, 2025, primarily due to (i) $5 million from increased vehicle costs, and (ii) other individually immaterial factors representing a $1 million unfavorable impact in the aggregate, partially offset by (iii) $5 million from decreased professional fees.
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

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Three Months Ended June 30,
Europe	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,601		$1,633		$(32)	(1)
Other revenue	6		6		—
Total segment revenue	1,607		1,639		(32)
Cost of goods sold	988		1,020		(32)
Gross margin	619	38.5%	619	37.8%	—	(2)
Selling, general and administrative expenses	474	29.5%	456	27.8%	18	(3)
Less: Other segment items(4)	(6)		(11)		5
Segment EBITDA	$151	9.4%	$174	10.6%	$(23)

(1)Parts and services revenue decreased by $32 million, or 1.9%, to $1,601 million for the three months ended June 30, 2025. This decrease was primarily due to (i) a parts and services organic revenue decrease of $81 million, or 4.9% (3.8% on a per day basis), driven by decreased volumes due to difficult economic conditions, heightened competition in certain markets, temporary operational challenges, and a negative effect from one fewer selling days, and (ii) an acquisition and divestiture decrease of $36 million, or 2.2%, primarily related to the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024, partially offset by (iii) the effect of an exchange rate increase of $85 million, or 5.2%, primarily due to the weaker U.S. dollar against the euro and pound sterling, and to a lesser extent, the Czech koruna.
(2)Gross margin was flat at $619 million, as the decrease resulting from lower organic growth was offset by net procurement savings contributing to an increase in gross margin percentage of 0.7% compared to the prior year period.
(3)SG&A expenses increased by $18 million, or 4.3%, to $474 million for the three months ended June 30, 2025. The increase in SG&A expense is primarily due to (i) a $25 million unfavorable foreign exchange impact from a weakening U.S. dollar, (ii) a $12 million non-recurring benefit from a reduction in personnel related accruals in the prior year that were previously recorded as a result of union related negotiations, partially offset by (iii) a $9 million favorable impact from the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024, and (iv) other individually immaterial factors representing a $10 million favorable impact in the aggregate, including cost savings from restructuring and other productivity initiatives.
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

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Three Months Ended June 30,
Specialty	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$464		$466		$(2)	(1)
Intersegment revenue	1		—		1
Total segment revenue	465		466		(1)
Cost of goods sold	347		348		(1)
Gross margin	118	25.4%	118	25.4%	—
Selling, general and administrative expenses	82	17.6%	79	17.0%	3
Less: Other segment items(2)	(3)		(2)		(1)
Segment EBITDA	$39	8.5%	$41	8..9%	$(2)

(1)Parts and services revenue decreased by $2 million, or 0.4%, to $464 million for the three months ended June 30, 2025. This was primarily due to a parts and services organic revenue decrease of $1 million, or 0.3% driven by demand softness in the RV product line resulting from reduced unit retail sales for RVs, partially offset by growth in our marine product line.
(2)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold, which are excluded from the calculation of Segment EBITDA.

Self Service

The following table provides a reconciliation of Revenue to Segment EBITDA in our Self Service segment (in millions):

	Three Months Ended June 30,
Self Service	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$50		$55		$(5)	(1)
Other revenue	79		78		1
Total segment revenue	129		133		(4)
Cost of goods sold	73		77		(4)
Gross margin	56	43.5%	56	42.3%	—	(2)
Selling, general and administrative expenses	44	33.8%	44	32.6%	—
Less: Other segment items(3)	(1)		(1)		—
Segment EBITDA	$13	10.0%	$13	9.9%	$—

(1)Parts and services revenue decreased by $5 million, or 9.8%, to $50 million for the three months ended June 30, 2025. This was primarily due to a parts and services organic revenue decrease of $4 million, or 6.9% (5.9% on a per day basis), driven by lower parts volumes from a reduced number of customer admissions.
(2)Gross margin was flat at $56 million as the decrease resulting from lower revenue was offset by favorable movements in commodity prices.
(3)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold, which are excluded from the calculation of Segment EBITDA.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Wholesale - North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our Wholesale - North America segment (in millions):

	Six Months Ended June 30,
Wholesale - North America	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$2,698		$2,820		$(122)	(1)
Other revenue	156		153		3
Intersegment revenue	—		1		(1)
Total segment revenue	2,854		2,974		(120)
Cost of goods sold	1,608		1,663		(55)
Gross margin	1,246	43.7%	1,311	44.1%	(65)	(2)
Selling, general and administrative expenses	808	28.3%	823	27.7%	(15)	(3)
Less: Other segment items(4)	(11)		(12)		1
Segment EBITDA	$449	15.7%	$500	16.8%	$(51)

(1)Parts and services revenue decreased by $122 million, or 4.3%, to $2,698 million for the six months ended June 30, 2025. This decrease was primarily due to a parts and services organic revenue decrease of $112 million, or 4.0% (3.1% on a per day basis), due to a reduction in repairable claims, and having one fewer selling days in the current year, partially offset by targeted actions to increase market penetration. Additionally, revenue decreased due to a negative exchange rate effect of $17 million, or 0.6%, primarily due to the stronger U.S. dollar against the Canadian dollar.

(2)Gross margin decreased by $65 million, or 5.0%, to $1,246 million for the six months ended June 30, 2025. This decrease was driven by lower revenue as described above as well as unfavorable customer mix not fully offset by price increases due to market competition.
(3)SG&A expenses decreased by $15 million, or 1.8%, to $808 million for the six months ended June 30, 2025. The decrease in SG&A expense is primarily due to (i) $24 million from decreased personnel costs due to cost savings initiatives which were partially offset by inflationary pressures, and (ii) other individually immaterial factors representing a $9 million favorable impact in the aggregate, partially offset by (iii) $12 million from increased vehicle costs, and (iv) $6 million from increased facility costs due to increased rent.
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

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Six Months Ended June 30,
Europe	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$3,116		$3,270		$(154)	(1)
Other revenue	13		13		—
Total segment revenue	3,129		3,283		(154)
Cost of goods sold	1,919		2,041		(122)
Gross margin	1,210	38.7%	1,242	37.8%	(32)	(2)
Selling, general and administrative expenses	933	29.8%	949	28.9%	(16)	(3)
Less: Other segment items(4)	(15)		(24)		9
Segment EBITDA	$292	9.3%	$317	9.7%	$(25)
(1)Parts and services revenue decreased by $154 million, or 4.7%, to $3,116 million for the six months ended June 30, 2025. This decrease was primarily due to (i) a parts and services organic revenue decrease of $126 million, or 3.9% (2.8% on a per day basis), driven by decreased volumes due to difficult economic conditions, heightened competition in certain markets, temporary operational challenges, and a negative effect from one fewer selling days, and (ii) an acquisition and divestiture decrease of $72 million, or 2.2%, primarily related to the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024, partially offset by (iii) the effect of an exchange rate increase of $45 million, or 1.4%, primarily due to the weaker U.S. dollar against the pound sterling and euro, and to a lesser extent, the Czech koruna.
(2)Gross margin decreased by $32 million, or 2.6%, to $1,210 million for the six months ended June 30, 2025. The decrease was primarily attributable to decreased revenue, partially offset by a $12 million reduction in cost of goods sold primarily related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan in the prior year period. These restructuring expenses are excluded from the calculation of Segment EBITDA. See Note 5, "Restructuring and Transaction Related Expenses" and Note 13, "Segment and Geographic Information" for further information. The increase in gross margin as a percentage of total segment revenue was primarily driven by a benefit from the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024 and lower restructuring expense in the current year as described above.
(3)SG&A expenses decreased by $16 million, or 1.7%, to $933 million for the six months ended June 30, 2025. The decrease in SG&A expense is primarily due to favorable impacts of (i) $20 million from the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024, (ii) $10 million of lower freight, vehicle and fuel cost, and (iii) other individually immaterial factors representing a $6 million favorable impact in the aggregate, partially offset by (iv) a $13 million unfavorable foreign exchange impact from a weakening U.S. dollar, and (v) a $7 million unfavorable impact in professional fees related to several strategic central and regional information technology initiatives.
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

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Six Months Ended June 30,
Specialty	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$857		$888		$(31)	(1)
Intersegment revenue	2		1		1
Total segment revenue	859		889		(30)
Cost of goods sold	646		665		(19)
Gross margin	213	24.9%	224	25.2%	(11)	(2)
Selling, general and administrative expenses	158	18.4%	160	18.0%	(2)
Less: Other segment items(3)	(5)		(4)		(1)
Segment EBITDA	$60	7.0%	$68	7.7%	$(8)

(1)Parts and services revenue decreased by $31 million, or 3.4%, to $857 million for the six months ended June 30, 2025. This was primarily due to a parts and services organic revenue decrease of $28 million, or 3.2% (2.4% on a per day basis), driven by demand softness in the automotive and RV product lines resulting from declining consumer sentiment and reduced unit retail sales for RVs.
(2)Gross margin decreased by $11 million, or 4.8%, to $213 million for the six months ended June 30, 2025. This decrease was primarily driven by decreases in parts and services revenue and unfavorable sales mix with lower volumes on higher margin product lines.
(3)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold, which are excluded from the calculation of Segment EBITDA.

Self Service

The following table provides a reconciliation of Revenue to Segment EBITDA in our Self Service segment (in millions):

	Six Months Ended June 30,
Self Service	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$101		$109		$(8)	(1)
Other revenue	164		161		3
Total segment revenue	265		270		(5)
Cost of goods sold	145		154		(9)
Gross margin	120	45.3%	116	43.1%	4	(2)
Selling, general and administrative expenses	88	33.2%	88	32.4%	—
Less: Other segment items(3)	(1)		(1)		—
Segment EBITDA	$33	12.3%	$29	10.9%	$4

(1)Parts and services revenue decreased by $8 million, or 7.8%, to $101 million for the six months ended June 30, 2025. This was primarily due to a parts and services organic revenue decrease of $7 million, or 6.2% (5.7% on a per day basis), driven by lower parts volumes from a reduced number of customer admissions.
(2)Gross margin increased by $4 million, or 3.1%, to $120 million for the six months ended June 30, 2025. The increase is attributable to favorable movements in commodity prices and improvements in vehicle procurement costs which more than offset the decrease in revenue.
(3)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold, which are excluded from the calculation of Segment EBITDA.

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

The following table summarizes liquidity data as of the dates indicated (in millions):

	June 30, 2025	December 31, 2024
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	750	664
Less: Letters of credit	114	114
Availability under credit revolving facilities	1,136	1,222
Add: Cash and cash equivalents	289	234
Total liquidity	$1,425	$1,456

We had $1,136 million available under our revolving credit facilities as of June 30, 2025. Combined with $289 million of cash and cash equivalents at June 30, 2025, we had $1,425 million in available liquidity, a decrease of $31 million from our available liquidity as of December 31, 2024, primarily as a result of increasing our revolving credit facilities borrowings by $86 million.

On May 2, 2025, we entered into Amendment No. 2 to the Senior Unsecured Credit Agreement which extended the maturity date of the unsecured term loan facility from January 5, 2026 to January 5, 2027 as well as certain other immaterial modifications. See Note 9, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding total debt outstanding.

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

A summary of the dividend activity for our common stock for the six months ended June 30, 2025 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 18, 2025	March 13, 2025	March 27, 2025
$0.30	April 22, 2025	May 15, 2025	May 29, 2025

On July 22, 2025, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on August 28, 2025, to stockholders of record at the close of business on August 14, 2025.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,425 million of total liquidity as of June 30, 2025 and $34 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of June 30, 2025. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of June 30, 2025:

	Covenant Level	Ratio Achieved as of June 30, 2025
Maximum total leverage ratio	4.00 : 1.00	2.6
Minimum interest coverage ratio	3.00 : 1.00	7.3

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

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts outstanding, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.6% at June 30, 2025. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.2% at June 30, 2025. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at SOFR plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Overnight Repo Rate Average for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 9, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest. The interest rate swaps are described in Note 10, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,764 million and $1,651 million at June 30, 2025 and December 31, 2024, respectively. Of these amounts, there were no current maturities at June 30, 2025 or December 31, 2024.

The scheduled maturities of long-term obligations outstanding at June 30, 2025 are as follows (in millions):

Amount
Six months ending December 31, 2025	$22
Years ending December 31:
2026 (1)	543
2027	521
2028	1,860
2029	10
Thereafter	1,504
Total debt (2)	$4,460
(1)Includes $514 million related to our Senior Unsecured Term Loan Agreement due July 2026, which we intend to extend or refinance on or before the scheduled maturity.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $31 million as of June 30, 2025).

As of June 30, 2025, the Company had cash and cash equivalents of $289 million, of which $246 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

For the six months ended June 30, 2025, net cash provided by operating activities totaled $293 million compared to $466 million for the same period of 2024. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period. Inventories represented $57 million in incremental cash inflows for the six months ended June 30, 2025 compared to the same period of 2024. Accounts payable produced $245 million in incremental cash outflows for the six months ended June 30, 2025 compared to the same period of 2024.

For the six months ended June 30, 2025, net cash used in investing activities totaled $99 million compared to $178 million for the same period of 2024. We invested $30 million of cash in business acquisitions during the six months ended June 30, 2024. There were no significant business acquisitions during the six months ended June 30, 2025. Property, plant and equipment purchases were $107 million in the six months ended June 30, 2025 compared to $146 million in the prior year period.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$293	$466
Less: purchases of property, plant and equipment	107	146
Free cash flow	$186	$320

For the six months ended June 30, 2025, net cash used in financing activities totaled $169 million compared to $276 million for the same period in 2024. Cash outflows for share repurchases were $79 million and dividends paid were $156 million for the six months ended June 30, 2025 compared to $155 million for share repurchases and $161 million for dividends paid for the same period of 2024. Net debt borrowings (net of unamortized bond discounts) were $59 million for the six months ended June 30, 2025 compared to $80 million for the same period of 2024.

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

Summarized Statements of Income (in millions)

	Six Months Ended June 30, 2025	Fiscal Year Ended December 31, 2024
Revenue	$3,477	$6,968
Cost of goods sold	2,089	4,192
Gross margin (1)	1,388	2,776
Income from continuing operations	200	428
Net income	$200	$428
(1)Guarantor subsidiaries recorded $27 million and $53 million of net sales to and $107 million and $205 million of purchases from non-guarantor subsidiaries for the six months ended June 30, 2025 and fiscal year ended December 31, 2024, respectively.

Summarized Balance Sheets (in millions)

	June 30, 2025	December 31, 2024
Current assets	$2,469	$2,321
Noncurrent assets	5,670	5,722
Current liabilities (1)	1,264	1,206
Noncurrent liabilities	4,218	4,163
(1)Current liabilities for guarantor subsidiaries included $328 million and $219 million of short-term notes payable to non-guarantor subsidiaries as of June 30, 2025 and December 31, 2024, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2024 Form 10-K, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 filed with the SEC on April 24, 2025, for information concerning risks and uncertainties that could negatively impact us.

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

The following table summarizes our stock repurchases for the three months ended June 30, 2025 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2025 - April 30, 2025	0.3	$39.99	0.3	$1,663
May 1, 2025 - May 31, 2025	0.3	$40.60	0.3	$1,650
June 1, 2025 - June 30, 2025	0.4	$38.38	0.4	$1,636
Total	1.0		1.0
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit	Description
4.1	Amendment No. 2 to the Credit Agreement, dated as of May 2, 2025, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on May 5, 2025).
4.2	Amendment No. 2 dated as of June 20, 2025 to the Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent.
4.3	Amendment No. 3 dated as of June 20, 2025 to the Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent.
10.1	First Amendment to Cooperation Agreement, dated as of May 14, 2025, by and among LKQ Corporation, Ancora Catalyst Institutional, LP, Engine Capital, LP, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on May 14, 2025).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2025.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Todd G. Cunningham
Todd G. Cunningham
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)