Form 10-Q
period 2025-09-30
LKQ CORP
filed 2025-10-30
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

At October 23, 2025, the registrant had outstanding an aggregate of 255,966,006 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$3,499	$3,453	$10,339	$10,597
Cost of goods sold	2,158	2,115	6,329	6,482
Gross margin	1,341	1,338	4,010	4,115
Selling, general and administrative expenses	958	931	2,865	2,873
Restructuring and transaction related expenses	14	20	33	99
Depreciation and amortization	95	88	272	257
Operating income	274	299	840	886
Other expense (income):
Interest expense	55	60	170	178
Interest income and other income, net	(4)	(7)	(25)	(16)
Total other expense, net	51	53	145	162
Income from continuing operations before provision for income taxes	223	246	695	724
Provision for income taxes	45	61	173	210
Equity in earnings of unconsolidated subsidiaries	—	(3)	—	(3)
Income from continuing operations	178	188	522	517
Net income from discontinued operations	2	4	20	19
Net income	180	192	542	536
Less: net income attributable to continuing noncontrolling interest	—	1	1	2
Net income attributable to LKQ stockholders	$180	$191	$541	$534

Basic earnings per share:
Income from continuing operations	$0.69	$0.71	$2.02	$1.95
Net income from discontinued operations	0.01	0.02	0.08	0.07
Net income	0.70	0.73	2.10	2.02
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.70	$0.73	$2.10	$2.02

Diluted earnings per share:
Income from continuing operations	$0.69	$0.71	$2.02	$1.95
Net income from discontinued operations	0.01	0.02	0.08	0.07
Net income	0.70	0.73	2.10	2.02
Less: net income attributable to continuing noncontrolling interest	—	—	—	0.01
Net income attributable to LKQ stockholders	$0.70	$0.73	$2.10	$2.01

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$180	$192	$542	$536
Less: net income attributable to continuing noncontrolling interest	—	1	1	2
Net income attributable to LKQ stockholders	180	191	541	534

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(38)	124	330	46
Net change in unrealized gains/losses on cash flow hedges, net of tax	—	(4)	1	1
Net change in unrealized gains/losses on pension plans, net of tax	—	—	1	—
Other comprehensive income (loss) from unconsolidated subsidiaries	5	(2)	1	(2)
Other comprehensive (loss) income	(33)	118	333	45

Comprehensive income	147	310	875	581
Less: comprehensive income attributable to continuing noncontrolling interest	—	1	1	2
Comprehensive income attributable to LKQ stockholders	$147	$309	$874	$579

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$289	$234
Receivables, net of allowance for credit losses	1,399	1,113
Inventories	3,316	3,183
Prepaid expenses and other current assets	711	328
Current assets of discontinued operations	—	48
Total current assets	5,715	4,906
Property, plant and equipment, net	1,451	1,409
Operating lease assets, net	1,291	1,256
Goodwill	5,451	5,174
Other intangibles, net	1,096	1,150
Equity method investments	171	169
Other noncurrent assets	425	376
Noncurrent assets of discontinued operations	—	515
Total assets	$15,600	$14,955
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,905	$1,797
Accrued expenses:
Accrued payroll-related liabilities	218	207
Refund liability	125	125
Other accrued expenses	381	346
Current portion of operating lease liabilities	238	222
Current portion of long-term obligations	537	38
Other current liabilities	177	92
Current liabilities of discontinued operations	—	35
Total current liabilities	3,581	2,862
Long-term operating lease liabilities, excluding current portion	1,115	1,093
Long-term obligations, excluding current portion	3,615	4,124
Deferred income taxes	364	386
Other noncurrent liabilities	346	341
Noncurrent liabilities of discontinued operations	—	117
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 324.0 shares issued and 256.3 shares outstanding at September 30, 2025; 323.6 shares issued and 259.1 shares outstanding at December 31, 2024	3	3
Additional paid-in capital	1,574	1,556
Retained earnings	7,969	7,662
Accumulated other comprehensive loss	(84)	(417)
Treasury stock, at cost; 67.7 shares at September 30, 2025 and 64.5 shares at December 31, 2024	(2,908)	(2,787)
Total Company stockholders' equity	6,554	6,017
Noncontrolling interest	25	15
Total stockholders' equity	6,579	6,032
Total liabilities and stockholders' equity	$15,600	$14,955

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES (1):
Net income	$542	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312	300
Stock-based compensation expense	27	22
Other	(25)	66
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(212)	(173)
Inventories	54	(48)
Other assets	(6)	(40)
Prepaid income taxes/income taxes payable	81	2
Accounts payable	(44)	175
Other liabilities	3	41
Operating lease assets and liabilities	1	5
Net cash provided by operating activities	733	886
CASH FLOWS FROM INVESTING ACTIVITIES (1)(2):
Purchases of property, plant and equipment	(160)	(225)
Acquisitions, net of cash acquired	2	(46)
Other investing activities, net	14	(29)
Net cash used in investing activities	(144)	(300)
CASH FLOWS FROM FINANCING ACTIVITIES (1):
Borrowings under revolving credit facilities	1,214	1,122
Repayments under revolving credit facilities	(1,384)	(1,316)
Repayments of other debt, net	(33)	(30)
Proceeds from issuance of Euro Notes (2031), net of unamortized bond discount	—	816
Repayment of Euro Notes (2024)	—	(547)
Dividends paid to LKQ stockholders	(234)	(240)
Purchase of treasury stock	(119)	(280)
Other financing activities, net	(6)	(41)
Net cash used in financing activities	(562)	(516)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30	1
Net increase in cash, cash equivalents and restricted cash	57	71
Cash, cash equivalents and restricted cash of continuing operations, beginning of period (3)	239	299
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period (3)	239	299
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period (3)	296	370
Less: Cash and cash equivalents of discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash, end of period (3)	$296	$370

Supplemental disclosure of cash paid for:
Income taxes, net of refunds	$146	$219
Interest	163	153
(1)    Amounts presented contain results from both continuing and discontinued operations. Refer to Note 2, "Discontinued Operations" for further information regarding cash flows associated with the results of discontinued operations.
(2)    Non cash investing activities for the nine months ended September 30, 2025 includes an approximately $390 million receivable related to the sale of Self Service. Refer to Note 2, "Discontinued Operations" for further information.
(3)    See Note 14, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Three Months Ended September 30, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2025	323.8	$3	(66.5)	$(2,868)	$1,567	$7,867	$(51)	$25	$6,543
Net income	—	—	—	—	—	180	—	—	180
Other comprehensive loss	—	—	—	—	—	—	(33)	—	(33)
Purchase of treasury stock	—	—	(1.2)	(40)	—	—	—	—	(40)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(3)	—	—	—	(3)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(78)	—	—	(78)
Balance as of September 30, 2025	324.0	$3	(67.7)	$(2,908)	$1,574	$7,969	$(84)	$25	$6,579

	Three Months Ended September 30, 2024
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2024	323.6	$3	(59.4)	$(2,580)	$1,547	$7,472	$(313)	$15	$6,144
Net income	—	—	—	—	—	191	—	1	192
Other comprehensive income	—	—	—	—	—	—	118	—	118
Purchase of treasury stock	—	—	(3.0)	(126)	—	—	—	—	(126)
Vesting of restricted stock units, net of shares withheld for employee tax	—	—	—	—	(5)	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(79)	—	—	(79)
Balance as of September 30, 2024	323.6	$3	(62.4)	$(2,706)	$1,548	$7,584	$(195)	$16	$6,250

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Nine Months Ended September 30, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	323.6	$3	(64.5)	$(2,787)	$1,556	$7,662	$(417)	$15	$6,032
Net income	—	—	—	—	—	541	—	1	542
Other comprehensive income	—	—	—	—	—	—	333	—	333
Purchase of treasury stock	—	—	(3.2)	(121)	—	—	—	—	(121)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	—	—	—	27	—	—	—	27
Dividends declared to LKQ stockholders ($0.90 per share)	—	—	—	—	—	(234)	—	—	(234)
Acquisition of a subsidiary with noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance as of September 30, 2025	324.0	$3	(67.7)	$(2,908)	$1,574	$7,969	$(84)	$25	$6,579

	Nine Months Ended September 30, 2024
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	323.1	$3	(55.9)	$(2,424)	$1,538	$7,290	$(240)	$14	$6,181
Net income	—	—	—	—	—	534	—	2	536
Other comprehensive income	—	—	—	—	—	—	45	—	45
Purchase of treasury stock	—	—	(6.5)	(282)	—	—	—	—	(282)
Vesting of restricted stock units, net of shares withheld for employee tax	0.5	—	—	—	(11)	—	—	—	(11)
Stock-based compensation expense	—	—	—	—	22	—	—	—	22
Dividends declared to LKQ stockholders ($0.90 per share)	—	—	—	—	—	(240)	—	—	(240)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	—	(1)
Balance as of September 30, 2024	323.6	$3	(62.4)	$(2,706)	$1,548	$7,584	$(195)	$16	$6,250

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

We have reclassified certain prior period amounts in the Unaudited Condensed Consolidated Statements of Cash Flows to conform to the current period presentation and in the Unaudited Condensed Consolidated Statements of Income and on the Unaudited Condensed Consolidated Balance Sheets for the presentation of discontinued operations as a result of the sale of our Self Service segment as discussed in Note 2, "Discontinued Operations."

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, and can be adopted prospectively or retrospectively. The adoption of this ASU is expected to impact the tax disclosure with no impact to the consolidated balance sheets, statements of income, statements of cash flows, and statements of comprehensive income and will be adopted prospectively.

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU requires disclosure of specific expense categories within relevant income statement captions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The ASU can be adopted prospectively or retrospectively and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU removes references to software development project stages to better align with current software development methods. Under the ASU, an entity will begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The ASU can be adopted either prospectively, retrospectively, or utilizing a modified transition approach. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

Note 2. Discontinued Operations

In accordance with FASB Accounting Standards Codification 205-20, "Presentation of Financial Statements - Discontinued Operations" ("ASC 205-20"), we classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on our financial condition and results of operations. In determining if a disposal constitutes a strategic shift, we evaluate various qualitative and quantitative factors, an example of which is the impact to segment reporting. We generally consider the disposal of an entire reportable segment to constitute a strategic shift. When operations are identified for discontinued operations reporting, results of operations for all periods presented are reclassified as discontinued operations in the consolidated statements of income, assets and liabilities of the operations are reported as discontinued operations on the consolidated balance sheets, and information is recast throughout the notes to the consolidated financial statements to exclude the results of the discontinued operations. Furthermore, ASC 205-20 defines what activities may be classified as discontinued operations with general corporate overhead generally not being allocable to discontinued operations.

On August 25, 2025, we entered into a definitive agreement to sell our Self Service segment to an affiliate of Pacific Avenue Capital Partners, LLC for an enterprise value of $410 million, subject to customary purchase price adjustments. The sale of the Self Service segment reflects our continued efforts to simplify our portfolio of businesses by exiting an asset-intensive business heavily affected by changes in commodity prices. The sale was completed on September 30, 2025. On October 1, 2025, we received the pretax net proceeds from the sale and used these proceeds to repay approximately $390 million of revolving credit facility borrowings. Accordingly, interest expense attributable to the repaid borrowings has been included in discontinued operations for all periods presented. Additionally, general corporate overhead costs that were historically allocated to the Self Service segment remain within continuing operations for all periods presented. The pretax net proceeds receivable are recorded within Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025.

In connection with the transaction, we also entered into a transition services agreement to provide certain post-close support services. These support services, most of which last for up to nine months from the closing date of the sale, are in the areas of human resources, tax, finance, information technology, and operations, among others.

The following table summarizes the comparative financial results of discontinued operations which are presented in Net income from discontinued operations in the Unaudited Condensed Consolidated Statements of Income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$130	$131	$395	$401
Cost of goods sold	68	76	213	230
Gross margin	62	55	182	171
Impairment on assets held for sale (1)	12	—	12	—
Selling, general and administrative expenses	43	40	123	118
Depreciation and amortization	2	4	9	11
Operating income	5	11	38	42
Other expense (income):
Interest expense	5	6	15	18
Interest income and other income, net	—	(1)	(1)	(1)
Total other expense, net	5	5	14	17
Income from discontinued operations before provision for income taxes	—	6	24	25
(Benefit) provision for income taxes	(2)	2	4	6
Net income from discontinued operations	$2	$4	$20	$19
(1)    During the three and nine months ended September 30, 2025, we recorded an impairment to write down the carrying value of Self Service to its fair value less costs to sell.

The major classes of Assets of discontinued operations and Liabilities of discontinued operations for Self Service as of December 31, 2024 stated on the Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

December 31, 2024
Assets
Current assets:
Receivables, net of allowance for credit losses	$9
Inventories	37
Prepaid expenses and other current assets	2
Total current assets of discontinued operations	48
Property, plant and equipment, net	108
Operating lease assets, net	132
Goodwill	274
Other noncurrent assets	1
Total noncurrent assets of discontinued operations	515
Total assets of discontinued operations	$563
Liabilities
Current liabilities:
Accounts payable	$4
Accrued expenses:
Accrued payroll-related liabilities	7
Refund liability	1
Other accrued expenses	6
Current portion of operating lease liabilities	15
Other current liabilities	2
Total current liabilities of discontinued operations	35
Long-term operating lease liabilities, excluding current portion	114
Long-term obligations, excluding current portion	3
Total noncurrent liabilities of discontinued operations	117
Total liabilities of discontinued operations	$152

The following table summarizes the significant non-cash operating activities and capital expenditures of the Company’s discontinued operations related to the Self Service segment (in millions):

	Nine Months Ended September 30,
	2025	2024
Depreciation and amortization	$9	$11
Impairment on assets held for sale	12	—
Purchases of property, plant and equipment	5	7

Note 3. Allowance for Credit Losses

Our allowance for credit losses was $54 million and $56 million as of September 30, 2025 and December 31, 2024, respectively. The provision for credit losses was $7 million for both the three months ended September 30, 2025 and 2024 and $14 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 4. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed our annual impairment test during the fourth quarter of 2024, and determined no impairment existed as each of our reporting units had a fair value estimate which exceeded the carrying value by at least 10%. The fair value estimates of our reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We did not identify any indicators of impairment in the first nine months of 2025 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment for our continuing operations.

Note 5. Revenue Recognition

Disaggregated Revenue

We report revenue in two categories: (i) parts and services and (ii) other.

Parts revenue is generated from the sale of vehicle products including replacement parts, components and systems used in the repair and maintenance of vehicles and specialty products and accessories to improve the performance, functionality and appearance of vehicles. Services revenue includes additional services that are generally billed concurrently with the related product sales, such as the sale of service-type warranties, and diagnostic and repair services.

For Wholesale - North America, vehicle replacement products include sheet metal collision parts such as doors, hoods, and fenders; bumper covers; head and tail lamps; mirrors; grilles; wheels; and large mechanical items such as engines and transmissions. For Europe, and to a lesser extent for Wholesale - North America, vehicle replacement products include a wide variety of small mechanical products such as brake pads, discs and sensors; clutches; electrical products such as spark plugs and batteries; steering and suspension products; filters; and oil and automotive fluids. Additionally, in both our Wholesale - North America and Europe segments, we sell paint and paint related consumables for refinishing vehicles. For our Specialty operations, we serve seven product segments: truck and off-road; speed and performance; recreational vehicles ("RV"); towing; wheels, tires and performance handling; marine; and miscellaneous accessories.

Other revenue includes sales of scrap and precious metals (platinum, palladium, and rhodium), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from furnace operations. We derive scrap metal and other precious metals from several sources in our Wholesale - North America segment, including vehicles that have been used in our recycling operations and vehicles from original equipment manufacturers ("OEMs") and other entities that contract with us for secure disposal of "crush only" vehicles. Revenue from the sale of hulks in our Wholesale - North America segment is recognized based on a price per ton of delivered material when the customer (processor) collects the scrap.

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wholesale - North America	$1,343	$1,349	$4,041	$4,169
Europe	1,615	1,609	4,731	4,879
Specialty	456	417	1,313	1,305
Parts and services	3,414	3,375	10,085	10,353
Wholesale - North America	80	74	236	227
Europe	5	4	18	17
Other	85	78	254	244
Total revenue	$3,499	$3,453	$10,339	$10,597

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	September 30, 2025	December 31, 2024
Return asset	Prepaid expenses and other current assets	$67	$66
Refund liability	Refund liability	125	125
Variable consideration reserve	Receivables, net of allowance for credit losses	165	136

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
United States	$1,583	$1,548	$4,728	$4,842
Germany	474	444	1,367	1,314
United Kingdom	432	430	1,267	1,298
Other countries	1,010	1,031	2,977	3,143
Total revenue	$3,499	$3,453	$10,339	$10,597

Note 6. Restructuring and Transaction Related Expenses

From time to time, we initiate restructuring plans to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. Below is a summary of our current restructuring plans:

2024 Global Restructuring Plan

In the first quarter of 2024, we began a global restructuring initiative focused on enhancing profitability. This initiative includes exiting businesses and markets that do not align with our strategic objectives and executing on opportunities to reduce costs, streamline operations and consolidate facilities. As we continue to move forward with our plan, we have incurred and expect to incur impairments and other charges related to the disposal of long-lived assets, inventory, and other assets; costs for employee severance; lease termination charges and facility closure costs; and other contract termination charges. We expect that the largest portion of the activity will come from the Europe segment. In 2024, we divested our operations in Slovenia and Bosnia to third parties and, certain operations in Poland to MEKO AB, an equity method investment of which we own 26.6%, and received a combination of cash and notes receivable. Our decision to exit these markets constituted a triggering event to evaluate certain long-lived assets for impairment, and as a result, we incurred impairment charges with the divestitures of Slovenia, Poland, and Bosnia. This plan is scheduled to be substantially complete by the end of 2025 with an estimated total incurred cost of approximately $140 million.

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

Acquisition Integration Plans

After completing the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. There are no material acquisition integration plans as of September 30, 2025.

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Plan	Expense Type	2025	2024	2025	2024
2024 Global Plan	Employee related costs	$2	$10	$13	$13
	Facility exit costs	3	4	8	4
	Inventory related costs (1)	—	—	—	14
	Asset impairments (2)	—	—	—	46
	Other (benefits) costs	1	—	1	7
	Total	$6	$14	$22	$84

2022 Global Plan	Employee related costs	$—	$—	$—	$1
	Facility exit costs	—	1	—	2
	Total	$—	$1	$—	$3

1 LKQ Europe Plan	Employee related costs	$—	$—	$1	$2
	Facility exit costs	—	—	—	1
	Inventory related costs (1)	—	1	—	1
	Total	$—	$1	$1	$4

Acquisition Integration Plans	Employee related costs	$—	$—	$—	$4
	Facility exit costs	2	4	3	13
	Other (benefits) costs	1	—	1	3
	Total	$3	$4	$4	$20

Total restructuring expenses		$9	$20	$27	$111
(1)    Recorded to Cost of goods sold in the Unaudited Condensed Consolidated Statements of Income.
(2)    Related to impairment of assets in Property, plant and equipment, net and Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets.

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	Wholesale - North America	Europe	Specialty	Total
2024 Global Plan	$25	$108	$—	$133
1 LKQ Europe Plan	—	16	—	16

Transaction Related Expenses

During the three months ended September 30, 2025 and 2024, we incurred expenses totaling $5 million and $1 million, respectively, and during the nine months ended September 30, 2025 and 2024, we incurred expenses totaling $6 million and $3 million, respectively, for legal, accounting and advisory services related to completed and potential transactions.

Note 7. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from continuing operations	$178	$188	$522	$517
Denominator for basic earnings per share—Weighted-average shares outstanding	257.1	262.3	258.1	264.9
Effect of dilutive securities:
Restricted stock units ("RSUs")	0.2	0.2	0.3	0.3
Performance-based RSUs ("PSUs")	—	0.1	—	0.1
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	257.3	262.6	258.4	265.3
Basic earnings per share from continuing operations	$0.69	$0.71	$2.02	$1.95
Diluted earnings per share from continuing operations (1)	$0.69	$0.71	$2.02	$1.95
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

Note 8. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended September 30, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2025	$(43)	$(8)	$—	$(51)
Pretax loss	(38)	—	—	(38)
Other comprehensive income from unconsolidated subsidiaries	—	—	5	5
Balance as of September 30, 2025	$(81)	$(8)	$5	$(84)

	Three Months Ended September 30, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2024	$(321)	$(6)	$6	$8	$(313)
Pretax income (loss)	122	(4)	—	—	118
Income tax effect	—	1	—	—	1
Reclassification of unrealized gain	—	(1)	—	—	(1)
Disposal of business	2	—	—	—	2
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(2)	(2)
Balance as of September 30, 2024	$(197)	$(10)	$6	$6	$(195)

	Nine Months Ended September 30, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(411)	$(9)	$(1)	$4	$(417)
Pretax income	330	1	—	—	331
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized loss	—	1	—	—	1
Reclassification of deferred income taxes	—	—	1	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	1	1
Balance as of September 30, 2025	$(81)	$(8)	$—	$5	$(84)

	Nine Months Ended September 30, 2024
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(243)	$(11)	$6	$8	$(240)
Pretax income	44	5	—	—	49
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized gain	—	(4)	—	—	(4)
Reclassification of deferred income taxes	—	1	—	—	1
Disposal of business	2	—	—	—	2
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(2)	(2)
Balance as of September 30, 2024	$(197)	$(10)	$6	$6	$(195)

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 9. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as a part of our goal to improve our operating cash flows. As of September 30, 2025 and December 31, 2024, we had $450 million and $416 million of Accounts payable outstanding under the arrangements, respectively.

Note 10. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		September 30, 2025			December 31, 2024
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2027	5.64%		$500	5.83%		$500
Revolving credit facilities (2)	January 2028	7.21%	(1)	498	5.86%	(1)	664

Senior Unsecured Term Loan Agreement:
Term loan payable	July 2026	4.21%		503	4.98%		487

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2028)	April 2028	4.13%		293	4.13%		259
Euro Notes (2031)	March 2031	4.13%		880	4.13%		777

Notes payable	Various through October 2030	4.57%	(1)	4	3.07%	(1)	10
Finance lease obligations		4.82%	(1)	102	4.96%	(1)	97
Other debt		4.24%	(1)	1	4.58%	(1)	1
Total debt				4,181			4,195
Less: long-term debt issuance costs and unamortized bond discounts				(29)			(33)
Total debt, net of debt issuance costs and unamortized bond discounts				4,152			4,162
Less: current maturities, net of debt issuance costs				(537)			(38)
Long-term debt, net of debt issuance costs and unamortized bond discounts				$3,615			$4,124
(1)     Interest rate derived via a weighted average.
(2)    Higher rate borrowings on the revolving credit facility of approximately $390 million at an interest rate of 7.63% were repaid on October 1, 2025 with the pretax net proceeds from the sale of our Self Service segment. Refer to Note 2, "Discontinued Operations" for additional information.

Senior Unsecured Credit Agreement

In the second quarter of 2025, we entered into Amendments No. 2 and No. 3 to the Senior Unsecured Credit Agreement and Amendment No. 2 to the Senior Unsecured Term Loan Agreement. These amendments extended the maturity date of the Senior Unsecured Credit Agreement term loan facility from January 5, 2026 to January 5, 2027 as well as provided certain other immaterial modifications.

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

As of September 30, 2025 and December 31, 2024, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions):

	September 30, 2025
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

The activity related to our cash flow hedges is included in Note 8, "Accumulated Other Comprehensive Income (Loss)." As of September 30, 2025, we estimate that $2 million of derivative losses (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Note 12. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and nine months ended September 30, 2025, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$62	$—	$—	$62	$53	$—	$—	$53
Investments - equity securities	18	—	—	18	14	—	—	14
Total Assets	$80	$—	$—	$80	$67	$—	$—	$67
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$1	$—	$1
Contingent consideration liabilities	—	—	3	3	—	—	3	3
Total Liabilities	$—	$—	$3	$3	$—	$1	$3	$4

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. The balance sheet classification of the interest rate swap agreements is presented in Note 11, "Derivative Instruments and Hedging Activities." For contingent consideration liabilities, the entire portion is current at September 30, 2025 and is included in Other current liabilities, while at December 31, 2024, the current portion was included in Other current liabilities and the noncurrent portion was included in Other noncurrent liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2025 and December 31, 2024 to assume these obligations. The fair values of the 5.75% senior notes due June 2028 (the "U.S. Notes (2028)"), the 6.25% senior notes due June 2033 (the "U.S. Notes (2033)" and together with the U.S. Notes (2028), the "U.S. Notes (2028/2033)"), the 4.13% senior notes due April 2028 (the "Euro Notes (2028)") and the 4.13% senior notes due March 2031 (the "Euro Notes (2031)") are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of September 30, 2025 and December 31, 2024, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $998 million and $1,164 million, respectively. As of September 30, 2025 and December 31, 2024, the fair value of the borrowings under the Senior Unsecured Term Loan Credit Agreement ("CAD Note") reasonably approximated the carrying values of $503 million and $487 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of September 30, 2025 and December 31, 2024 (in millions):

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$827	$800	$814
U.S. Notes (2033)	600	641	600	620
Euro Notes (2028)	293	295	259	261
Euro Notes (2031)	880	899	777	796

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

Our effective income tax rate for the nine months ended September 30, 2025 was 24.8%, compared to 29.0% for the nine months ended September 30, 2024. The decrease in the effective tax rate for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily attributable to discrete tax benefits, including a $10 million reduction to deferred tax liabilities related to tax rate changes enacted in Germany during the third quarter of 2025 and the nonrecurring unfavorable tax effects of the Global Restructuring Plan impairments in the prior year. See Note 6, "Restructuring and Transaction Related Expenses" for further information on the impairments.

On July 4, 2025, new U.S. tax legislation was signed into law, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA includes the acceleration of fixed asset depreciation, modifications to the capitalization of domestic research and development expenses, modifications to the limitations to the deductibility of interest expense, and modifications to certain international provisions. These new provisions take effect starting in 2025 through 2027. The Company has evaluated the OBBBA enacted during the quarter and estimated its impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Note 14. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents as reported in the Unaudited Condensed Consolidated Balance Sheets to Cash, cash equivalents and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$289	$234
Restricted cash included in Other noncurrent assets (1)	7	5
Cash, cash equivalents and restricted cash	$296	$239
(1)     Represents cash held with our captive insurance subsidiary for payments on self-insured claims.

Note 15. Segment and Geographic Information

We have three operating segments: Wholesale - North America; Europe; and Specialty, each of which is presented as a reportable segment. The segments are organized based on a combination of geographic regions served and the types of product lines offered. They are managed separately, as each business serves distinct customer bases and is impacted by different economic conditions.

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	Wholesale - North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended September 30, 2025
Revenue:
Third Party	$1,423	$1,620	$456	$—	$3,499
Intersegment	—	—	1	(1)	—
Total segment revenue	$1,423	$1,620	$457	$(1)	$3,499

Less: (1)
Cost of goods sold	825	991	343
Selling, general and administrative expenses	401	474	83
Other segment items (2)	(2)	(7)	(3)
Segment EBITDA	$199	$162	$34	$—	$395
Total depreciation and amortization (3)	$49	$48	$8	$—	$105
Three Months Ended September 30, 2024
Revenue:
Third Party	$1,423	$1,613	$417	$—	$3,453
Intersegment	—	—	2	(2)	—
Total segment revenue	$1,423	$1,613	$419	$(2)	$3,453

Less: (1)
Cost of goods sold	814	993	310
Selling, general and administrative expenses	389	461	81
Other segment items (2)	(4)	(6)	(3)
Segment EBITDA	$224	$165	$31	$—	$420
Total depreciation and amortization (3)	$49	$39	$8	$—	$96

	Wholesale - North America	Europe	Specialty	Eliminations	Consolidated
Nine Months Ended September 30, 2025
Revenue:
Third Party	$4,277	$4,749	$1,313	$—	$10,339
Intersegment	—	—	3	(3)	—
Total segment revenue	$4,277	$4,749	$1,316	$(3)	$10,339

Less: (1)
Cost of goods sold	2,433	2,910	989
Selling, general and administrative expenses	1,217	1,407	241
Other segment items (2)	(13)	(22)	(8)
Segment EBITDA	$640	$454	$94	$—	$1,188
Total depreciation and amortization (3)	$148	$131	$24	$—	$303
Nine Months Ended September 30, 2024
Revenue:
Third Party	$4,396	$4,896	$1,305	$—	$10,597
Intersegment	1	—	3	(4)	—
Total segment revenue	$4,397	$4,896	$1,308	$(4)	$10,597

Less: (1)
Cost of goods sold	2,477	3,034	975
Selling, general and administrative expenses	1,222	1,410	241
Other segment items (2)	(16)	(30)	(7)
Segment EBITDA	$714	$482	$99	$—	$1,295
Total depreciation and amortization (3)	$146	$118	$25	$—	$289
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker ("CODM"). Intersegment expenses are included within the amounts shown.
(2)    Amounts primarily represent other non operating income and expenses within each segment, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 6, "Restructuring and Transaction Related Expenses" for additional information on the restructuring charges.
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

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$180	$192	$542	$536
Less: net income attributable to continuing noncontrolling interest	—	1	1	2
Net income attributable to LKQ stockholders	180	191	541	534
Less: net income from discontinued operations	2	4	20	19
Net income from continuing operations attributable to LKQ stockholders	178	187	521	515
Adjustments:
Depreciation and amortization	105	96	303	289
Interest expense, net of interest income	53	58	158	168
Provision for income taxes	45	61	173	210
Equity in earnings of unconsolidated subsidiaries	—	(3)	—	(3)
Equity investment fair value adjustments	—	—	(1)	2
Restructuring and transaction related expenses (1)	14	20	33	99
Restructuring expenses - cost of goods sold (1)	—	1	—	15
Direct impacts of Ukraine/Russia conflict (2)	—	—	1	—
Segment EBITDA	$395	$420	$1,188	$1,295
(1)    See Note 6, "Restructuring and Transaction Related Expenses" for further information.
(2)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (primarily receivables and inventory).

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital Expenditures
Wholesale - North America	$20	$47	$58	$120
Europe	26	24	85	82
Specialty	5	7	12	16
Total capital expenditures	$51	$78	$155	$218

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

	September 30, 2025	December 31, 2024
Receivables, net of allowance for credit losses
Wholesale - North America	$521	$483
Europe	701	528
Specialty	177	102
Total receivables, net of allowance for credit losses	1,399	1,113
Inventories
Wholesale - North America	1,416	1,411
Europe	1,454	1,323
Specialty	446	449
Total inventories	3,316	3,183
Property, plant and equipment, net
Wholesale - North America	657	675
Europe	684	619
Specialty	110	115
Total property, plant and equipment, net	1,451	1,409
Operating lease assets, net
Wholesale - North America	637	668
Europe	537	467
Specialty	117	121
Total operating lease assets, net	1,291	1,256
Other unallocated assets	8,143	7,994
Total assets	$15,600	$14,955

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

	September 30, 2025	December 31, 2024
Long-lived assets
United States	$1,291	$1,350
Germany	364	312
United Kingdom	322	296
Other countries	765	707
Total long-lived assets	$2,742	$2,665

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

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

We are organized into three operating segments: Wholesale - North America; Europe; and Specialty, each of which is presented as a reportable segment. We have made certain reclassifications to the prior period financial information to reflect discontinued operations presentation as a result of the sale of our Self Service segment. See Note 2, "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty products and accessories used to improve the performance, functionality and appearance of vehicles. Our service revenue is generated primarily from the sale of service-type warranties and diagnostic and repair services. Revenue from other sources includes sales of scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 5, "Revenue Recognition" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2024 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 30, 2025.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 1, "Interim Financial Statements" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

Financial Information by Geographic Area

See Note 5, "Revenue Recognition" and Note 15, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

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

•Segment EBITDA - See Note 15, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.7%	61.3%	61.2%	61.2%
Gross margin	38.3%	38.7%	38.8%	38.8%
Selling, general and administrative expenses	27.4%	27.0%	27.7%	27.1%
Restructuring and transaction related expenses	0.4%	0.6%	0.3%	0.9%
Depreciation and amortization	2.7%	2.5%	2.6%	2.4%
Operating income	7.8%	8.7%	8.1%	8.4%
Total other expense, net	1.5%	1.6%	1.4%	1.5%
Income from continuing operations before provision for income taxes	6.4%	7.1%	6.7%	6.8%
Provision for income taxes	1.3%	1.8%	1.7%	2.0%
Equity in earnings of unconsolidated subsidiaries	—%	(0.1)%	—%	—%
Income from continuing operations	5.1%	5.4%	5.0%	4.9%
Net income from discontinued operations	—%	0.1%	0.2%	0.2%
Net income	5.1%	5.5%	5.2%	5.1%
Less: net income attributable to continuing noncontrolling interest	—%	—%	—%	—%
Net income attributable to LKQ stockholders	5.1%	5.5%	5.2%	5.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended September 30,
	2025	2024	Change
Parts & services revenue	$3,414	$3,375	$39
Other revenue	85	78	7
Total revenue	$3,499	$3,453	$46

The increase in parts and services revenue of $39 million, or 1.1%, represented increases in segment revenue of $39 million, or 9.3%, in Specialty and $6 million, or 0.4%, in Europe, partially offset by a decrease of $6 million, or 0.5%, in Wholesale - North America. This overall increase was driven by an $88 million, or 2.6%, increase due to fluctuations in foreign exchange rates, partially offset by an organic parts and services revenue decrease of $41 million, or 1.2%, and a $9 million, or 0.3%, decrease due to the net impact of acquisitions and divestitures. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Cost of Goods Sold

Cost of goods sold increased by $43 million, or 2.0%, to $2,158 million for the three months ended September 30, 2025. Cost of goods sold primarily reflects increases of $33 million from Specialty and $11 million from Wholesale - North America. Cost of goods sold as a percentage of revenue increased to 61.7% for the three months ended September 30, 2025 from 61.3% for the three months ended September 30, 2024. Cost of goods sold as a percentage of revenue primarily reflects increases of 0.3% from Wholesale - North America and 0.2% from Specialty, partially offset by a decrease of 0.2% from Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Selling, General and Administrative Expenses

Our Selling, general and administrative ("SG&A") expenses increased by $27 million, or 3.0%, to $958 million for the three months ended September 30, 2025. The year over year increase in SG&A expense primarily reflects increases of $13 million from Europe and $12 million from Wholesale - North America. SG&A expenses as a percentage of revenue increased to 27.4% for the three months ended September 30, 2025 from 27.0% for the three months ended September 30, 2024. SG&A expenses as a percentage of revenue primarily reflects increases of 0.4% from Wholesale - North America and 0.3% from Europe, partially offset by a decrease of 0.2% from Specialty. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses decreased by $6 million, primarily due to an $8 million decrease in restructuring expenses related to our 2024 Global Restructuring plan, partially offset by a $4 million increase in transaction related expenses for legal, accounting and advisory services related to completed and potential transactions.

Provision for Income Taxes

Our effective income tax rate for the three months ended September 30, 2025 was 20.0%, compared to 25.0% for the three months ended September 30, 2024. The decrease in the effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily attributable to the discrete tax benefits, including a $10 million reduction to deferred tax liabilities related to tax rate changes enacted in Germany during the third quarter of 2025.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended September 30, 2024, the Czech koruna, euro and pound sterling rates used to translate the three months ended September 30, 2025 statements of income increased by 9.4%, 6.4% and 3.7%, respectively, while the Canadian dollar rate decreased by 0.9%. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.02 on diluted earnings per share from continuing operations relative to the prior year period.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Nine Months Ended September 30,
	2025	2024	Change
Parts & services revenue	$10,085	$10,353	$(268)
Other revenue	254	244	10
Total revenue	$10,339	$10,597	$(258)

The decrease in parts and services revenue of $268 million, or 2.6%, represented decreases in segment revenue of $148 million, or 3.0%, in Europe and $128 million, or 3.1%, in Wholesale - North America, partially offset by an increase of $8 million, or 0.6%, in Specialty. This overall decrease was driven by an organic parts and services revenue decrease of $308 million, or 3.0% (2.3% decrease on a per day basis) and a $74 million, or 0.7%, decrease due to the net impact of acquisitions and divestitures, partially offset by an increase of $114 million, or 1.1%, due to fluctuations in foreign exchange rates. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $153 million, or 2.4%, to $6,329 million for the nine months ended September 30, 2025. Cost of goods sold primarily reflects decreases of $124 million from Europe and $44 million from Wholesale - North America, partially offset by an increase of $14 million from Specialty. Cost of goods sold as a percentage of revenue remained flat at 61.2% for the nine months ended September 30, 2025 and 2024. Cost of goods sold as a percentage of revenue primarily reflects a decrease of 0.3% from Europe, partially offset by an increase of 0.2% from Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Selling, General and Administrative Expenses

Our SG&A expenses decreased by $8 million, or 0.2%, to $2,865 million for the nine months ended September 30, 2025. The year over year decrease in SG&A expense primarily reflects decreases of $5 million from Wholesale - North America and $3 million from Europe. SG&A expenses as a percentage of revenue increased to 27.7% for the nine months ended September 30, 2025 from 27.1% for the nine months ended September 30, 2024. SG&A expenses as a percentage of revenue primarily reflects increases of 0.4% from Europe and 0.3% from Wholesale - North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses decreased by $66 million, primarily due to a $48 million decrease in restructuring expenses related to our 2024 Global Restructuring plan and a $16 million decrease in restructuring expenses related to our Acquisition Integration plans.

Provision for Income Taxes

Our effective income tax rate for the nine months ended September 30, 2025 was 24.8%, compared to 29.0% for the nine months ended September 30, 2024. The decrease in the effective tax rate for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily attributable to the discrete tax benefits, including a $10 million reduction to deferred tax liabilities related to tax rate changes enacted in Germany during the third quarter of 2025 and the nonrecurring unfavorable tax effects of the Global Restructuring Plan impairments in the prior year. See Note 6, "Restructuring and Transaction Related Expenses" for further information on the impairments.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the nine months ended September 30, 2024, the Czech koruna, pound sterling, and euro rates used to translate the nine months ended September 30, 2025 statements of income increased by 3.9%, 3.0% and 2.9%, respectively, while the Canadian dollar rate decreased by 2.7%. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.04 on diluted earnings per share from continuing operations relative to the prior year period.

Results of Operations—Segment Reporting

We have three reportable segments: Wholesale - North America; Europe; and Specialty.

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue
Third Party Revenue
Wholesale - North America	$1,423		$1,423		$4,277		$4,396
Europe	1,620		1,613		4,749		4,896
Specialty	456		417		1,313		1,305
Total third party revenue	$3,499		$3,453		$10,339		$10,597
Total Revenue
Wholesale - North America	$1,423		$1,423		$4,277		$4,397
Europe	1,620		1,613		4,749		4,896
Specialty	457		419		1,316		1,308
Eliminations	(1)		(2)		(3)		(4)
Total revenue	$3,499		$3,453		$10,339		$10,597
Segment EBITDA
Wholesale - North America	$199	14.0%	$224	15.8%	$640	15.0%	$714	16.2%
Europe	162	10.0%	165	10.2%	454	9.6%	482	9.8%
Specialty	34	7.3%	31	7.3%	94	7.1%	99	7.6%
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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Wholesale - North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our Wholesale - North America segment (in millions):

	Three Months Ended September 30,
Wholesale - North America	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,343		$1,349		$(6)	(1)
Other revenue	80		74		6
Total segment revenue	1,423		1,423		—
Cost of goods sold	825		814		11
Gross margin	598	42.1%	609	42.8%	(11)	(2)
Selling, general and administrative expenses(4)	401	28.2%	389	27.4%	12	(3)
Less: Other segment items(5)	(2)		(4)		2
Segment EBITDA	$199	14.0%	$224	15.8%	$(25)

(1)Parts and services revenue decreased by $6 million, or 0.5%, to $1,343 million for the three months ended September 30, 2025. This decrease was primarily due to an organic revenue decrease of $5 million, or 0.4%, driven primarily by lower volumes in our paint, body and equipment business from lower repairable claims and increased competition. This decrease is partially offset by pricing initiatives and targeted actions to increase market penetration as well as higher aftermarket parts volumes.
(2)Gross margin decreased by $11 million, or 1.7%, to $598 million for the three months ended September 30, 2025. This decrease was driven by the dilutive effect of increasing prices to recoup tariff costs and unfavorable customer mix.
(3)SG&A expenses increased by $12 million, or 3.2%, to $401 million for the three months ended September 30, 2025. The increase in SG&A expense is primarily due to (i) $7 million from increased personnel costs due to lower incentive compensation in the prior year, (ii) $3 million from increased professional fees, (iii) $3 million from an increase in credit loss reserves, partially offset by (iv) other individually immaterial factors representing a $1 million favorable impact in the aggregate.
(4)Amounts include certain overhead costs that were historically allocated to the Self Service segment. See Note 2, "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(5)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 6, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on restructuring charges.

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Three Months Ended September 30,
Europe	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,615		$1,609		$6	(1)
Other revenue	5		4		1
Total segment revenue	1,620		1,613		7
Cost of goods sold	991		993		(2)
Gross margin	629	38.8%	620	38.4%	9	(2)
Selling, general and administrative expenses	474	29.3%	461	28.6%	13	(3)
Less: Other segment items(4)	(7)		(6)		(1)
Segment EBITDA	$162	10.0%	$165	10.2%	$(3)

(1)Parts and services revenue increased by $6 million, or 0.4%, to $1,615 million for the three months ended September 30, 2025. This increase was due to (i) the effect of an exchange rate increase of $91 million, or 5.6%, primarily due to the continued strengthening of the euro and pound sterling, and to a lesser extent, the Czech koruna against the U.S. dollar, partially offset by (ii) an organic revenue decrease of $75 million, or 4.7%, primarily driven by decreased volumes due to difficult economic conditions, heightened competition in certain markets and a focus on profitable customer mix, and (iii) a net acquisition and divestiture decrease of $10 million, or 0.6%, primarily related to the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024.
(2)Gross margin increased by $9 million, or 1.4%, to $629 million for the three months ended September 30, 2025. This increase was driven by higher revenue as described above. The increase as a percentage of total segment revenue was primarily driven by the benefit from the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024.
(3)SG&A expenses increased by $13 million, or 2.8%, to $474 million for the three months ended September 30, 2025. The increase in SG&A expense is primarily due to (i) a $15 million unfavorable foreign exchange impact from a weakening U.S. dollar and (ii) other individually immaterial factors representing a $1 million unfavorable impact in the aggregate, partially offset by (iii) a $3 million favorable impact from the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 6, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on restructuring charges.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Three Months Ended September 30,
Specialty	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$456		$417		$39	(1)
Intersegment revenue	1		2		(1)
Total segment revenue	457		419		38
Cost of goods sold	343		310		33
Gross margin	114	24.8%	109	26.0%	5	(2)
Selling, general and administrative expenses	83	18.1%	81	19.2%	2
Less: Other segment items(3)	(3)		(3)		—
Segment EBITDA	$34	7.3%	$31	7.3%	$3

(1)Parts and services revenue increased by $39 million, or 9.3%, to $456 million for the three months ended September 30, 2025. This was primarily due to an organic revenue increase of $39 million, or 9.4% driven by volume growth in our automotive and marine product lines.
(2)Gross margin increased by $5 million, or 4.3%, to $114 million for the three months ended September 30, 2025. This increase was primarily driven by increases in parts and services revenue partially offset by unfavorable sales mix with higher volumes on lower margin product lines.
(3)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Wholesale - North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our Wholesale - North America segment (in millions):

	Nine Months Ended September 30,
Wholesale - North America	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$4,041		$4,169		$(128)	(1)
Other revenue	236		227		9
Intersegment revenue	—		1		(1)
Total segment revenue	4,277		4,397		(120)
Cost of goods sold	2,433		2,477		(44)
Gross margin	1,844	43.1%	1,920	43.7%	(76)	(2)
Selling, general and administrative expenses(4)	1,217	28.5%	1,222	27.8%	(5)	(3)
Less: Other segment items(5)	(13)		(16)		3
Segment EBITDA	$640	15.0%	$714	16.2%	$(74)

(1)Parts and services revenue decreased by $128 million, or 3.1%, to $4,041 million for the nine months ended September 30, 2025. This decrease was primarily due to an organic revenue decrease of $117 million, or 2.8% (2.2% on a per day basis), driven primarily by lower volumes in our paint, body and equipment business from lower repairable claims and increased competition, and having one fewer selling days in the current year, partially offset by pricing initiatives and targeted actions to increase market penetration. Additionally, revenue decreased due to a negative exchange rate effect of $19 million, or 0.5%, primarily due to the stronger U.S. dollar against the Canadian dollar.

(2)Gross margin decreased by $76 million, or 3.9%, to $1,844 million for the nine months ended September 30, 2025. This decrease was driven by lower revenue as described above as well as unfavorable customer mix and higher input costs not fully offset by price increases due to market competition.
(3)SG&A expenses decreased by $5 million, or 0.3%, to $1,217 million for the nine months ended September 30, 2025. The decrease in SG&A expense is primarily due to (i) $17 million from decreased personnel costs due to cost savings initiatives which were partially offset by inflationary pressures, and (ii) other individually immaterial factors representing a $6 million favorable impact in the aggregate, partially offset by (iii) $11 million from increased vehicle costs, and (iv) $7 million from increased facility costs due to increased rent.
(4)Amounts include certain overhead costs that were historically allocated to the Self Service segment. See Note 2, "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(5)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 6, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on restructuring charges.

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Nine Months Ended September 30,
Europe	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$4,731		$4,879		$(148)	(1)
Other revenue	18		17		1
Total segment revenue	4,749		4,896		(147)
Cost of goods sold	2,910		3,034		(124)
Gross margin	1,839	38.7%	1,862	38.0%	(23)	(2)
Selling, general and administrative expenses	1,407	29.6%	1,410	28.8%	(3)	(3)
Less: Other segment items(4)	(22)		(30)		8
Segment EBITDA	$454	9.6%	$482	9.8%	$(28)

(1)Parts and services revenue decreased by $148 million, or 3.0%, to $4,731 million for the nine months ended September 30, 2025. This decrease was primarily due to (i) an organic revenue decrease of $201 million, or 4.1% (3.4% on a per day basis), primarily driven by decreased volumes due to difficult economic conditions and heightened competition in certain markets, (ii) a net acquisition and divestiture decrease of $82 million, or 1.7%, primarily related to the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024, partially offset by (iii) the effect of an exchange rate increase of $136 million, or 2.8%, primarily due to the strengthening of the pound sterling and euro, and to a lesser extent, the Czech koruna against the U.S. dollar.
(2)Gross margin decreased by $23 million, or 1.2%, to $1,839 million for the nine months ended September 30, 2025. The decrease was primarily attributable to decreased revenue, partially offset by a $12 million reduction in cost of goods sold related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan in the prior year period. These restructuring expenses are excluded from the calculation of Segment EBITDA. See Note 6, "Restructuring and Transaction Related Expenses" and Note 15, "Segment and Geographic Information" for further information. The increase in gross margin as a percentage of total segment revenue was primarily driven by (i) a benefit from net procurement savings, (ii) the benefit from the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024 and (iii) lower restructuring expense in the current year as described above.
(3)SG&A expenses decreased by $3 million, or 0.2%, to $1,407 million for the nine months ended September 30, 2025. The decrease in SG&A expense is primarily due to favorable impacts of (i) $23 million from the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024, (ii) $9 million of lower freight, vehicle and fuel cost and (iii) other individually immaterial factors representing an $11 million favorable impact in the aggregate, partially offset by (iv) a $29 million unfavorable foreign exchange impact from a weakening U.S. dollar and (v) an $11 million unfavorable impact in professional fees related to several strategic central and regional information technology initiatives.

(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and restructuring - cost of goods sold, which are excluded from the calculation of Segment EBITDA. See Note 6, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on restructuring charges.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Nine Months Ended September 30,
Specialty	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,313		$1,305		$8	(1)
Intersegment revenue	3		3		—
Total segment revenue	1,316		1,308		8
Cost of goods sold	989		975		14
Gross margin	327	24.8%	333	25.5%	(6)	(2)
Selling, general and administrative expenses	241	18.3%	241	18.4%	—
Less: Other segment items(3)	(8)		(7)		(1)
Segment EBITDA	$94	7.1%	$99	7.6%	$(5)

(1)Parts and services revenue increased by $8 million, or 0.6%, to $1,313 million for the nine months ended September 30, 2025. This was primarily due to an organic revenue increase of $11 million, or 0.8% (1.4% on a per day basis), driven by continued volume growth in our marine and automotive product lines.
(2)Gross margin decreased by $6 million, or 1.8%, to $327 million for the nine months ended September 30, 2025. This decrease was primarily driven by unfavorable sales mix with higher volumes on lower margin product lines partially offset by increases in parts and services revenue.
(3)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

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

The following table summarizes liquidity data as of the dates indicated (in millions):

	September 30, 2025	December 31, 2024
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	498	664
Less: Letters of credit	114	114
Availability under credit revolving facilities	1,388	1,222
Add: Cash and cash equivalents	289	234
Total liquidity	$1,677	$1,456

We had $1,388 million available under our revolving credit facilities as of September 30, 2025. Combined with $289 million of cash and cash equivalents at September 30, 2025, we had $1,677 million in available liquidity, an increase of $221 million from our available liquidity as of December 31, 2024, primarily as a result of decreasing our revolving credit facilities borrowings by $166 million.

On May 2, 2025, we entered into Amendment No. 2 to the Senior Unsecured Credit Agreement which extended the maturity date of the unsecured term loan facility from January 5, 2026 to January 5, 2027 as well as certain other immaterial modifications. See Note 10, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding total debt outstanding.

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

A summary of the dividend activity for our common stock for the nine months ended September 30, 2025 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 18, 2025	March 13, 2025	March 27, 2025
$0.30	April 22, 2025	May 15, 2025	May 29, 2025
$0.30	July 22, 2025	August 14, 2025	August 28, 2025

On October 28, 2025, our Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on December 4, 2025, to stockholders of record at the close of business on November 20, 2025.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board of Directors, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,677 million of total liquidity as of September 30, 2025 and $537 million of current maturities, we have access to funds to meet our near term commitments. Our current maturities include the $503 million term loan payable under our Senior Unsecured Term Loan Agreement due July 2026, which we intend to extend or refinance on or before the scheduled maturity. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of September 30, 2025. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of September 30, 2025:

	Covenant Level	Ratio Achieved as of September 30, 2025
Maximum total leverage ratio	4.00 : 1.00	2.5
Minimum interest coverage ratio	3.00 : 1.00	7.3

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

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts outstanding, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 6.1% at September 30, 2025. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.3% at September 30, 2025. Excluding the higher rate borrowings on the revolving credit facility that were repaid on October 1, 2025 with pretax net proceeds from the sale of our Self Service segment, these rates were 5.6% and 5.1%, respectively. Refer to Note 2, "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at SOFR plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Overnight Repo Rate Average for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 10, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest. The interest rate swaps are described in Note 11, "Derivative Instruments and Hedging Activities" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,501 million and $1,651 million at September 30, 2025 and December 31, 2024, respectively. Of these amounts, there were current maturities of $503 million at September 30, 2025 related to the term loan payable under our Senior Unsecured Term Loan Agreement due July 2026. There were no current maturities at December 31, 2024. On October 1, 2025, we repaid approximately $390 million of revolving credit facility borrowings with the pretax net proceeds received from the Self Service sale. Refer to Note 2, "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The scheduled maturities of long-term obligations outstanding at September 30, 2025 are as follows (in millions):

Amount
Three months ending December 31, 2025	$11
Years ending December 31:
2026 (1)	532
2027	521
2028	1,606
2029	10
Thereafter	1,501
Total debt (2)	$4,181
(1)Includes $503 million related to our Senior Unsecured Term Loan Agreement due July 2026, which we intend to extend or refinance on or before the scheduled maturity.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $29 million as of September 30, 2025).

As of September 30, 2025, the Company had cash and cash equivalents of $289 million, of which $263 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

As part of our effort to improve our operating cash flows, we may negotiate payment term extensions with suppliers. These efforts are supported by our supply chain finance programs. See Note 9, "Supply Chain Financing" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our supply chain financing arrangements.

For the nine months ended September 30, 2025, net cash provided by operating activities totaled $733 million compared to $886 million for the same period of 2024. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period. Receivables represented $39 million in higher cash outflows for the nine months ended September 30, 2025 compared to the same period of 2024. Inventories represented $102 million in incremental cash inflows for the nine months ended September 30, 2025 compared to the same period of 2024. Accounts payable produced $219 million in incremental cash outflows for the nine months ended September 30, 2025 compared to the same period of 2024. Other operating activities primarily reflects lower cash paid for taxes of $73 million during the nine months ended September 30, 2025 compared to the same period of 2024.

For the nine months ended September 30, 2025, net cash used in investing activities totaled $144 million compared to $300 million for the same period of 2024. We invested $46 million of cash in business acquisitions during the nine months ended September 30, 2024. There were no significant business acquisitions during the nine months ended September 30, 2025. Property, plant and equipment purchases were $160 million in the nine months ended September 30, 2025 compared to $225 million in the prior year period.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$733	$886
Less: purchases of property, plant and equipment	160	225
Free cash flow (1)	$573	$661
(1)For the nine months ended September 30, 2025 and 2024, Self Service contributed approximately $50 million and $40 million, respectively, of free cash flow.

For the nine months ended September 30, 2025, net cash used in financing activities totaled $562 million compared to $516 million for the same period in 2024. Cash outflows for share repurchases were $119 million and dividends paid were $234 million for the nine months ended September 30, 2025 compared to $280 million for share repurchases and $240 million for dividends paid for the same period of 2024. Net debt payments were $203 million for the nine months ended September 30, 2025 compared to net debt borrowings (net of amortized bond discounts) of $45 million for the same period of 2024.

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

Summarized Guarantor Financial Information

Our U.S. Notes (2028/2033) and Euro Notes (2031) are guaranteed on a senior, unsecured basis by certain of our subsidiaries (each, a "subsidiary guarantor" and, together with LKQ, the "Obligor Group"), which are listed in Exhibit 22.1 in Part II, Item 6 of this Quarterly Report on Form 10-Q. The guarantees are full and unconditional, joint and several, and subject to certain conditions for release. See Note 18, "Long-Term Obligations" in Item 8 of Part II of our 2024 Form 10-K for information related to the Euro Notes (2031) and U.S. Notes (2028/2033).

Holders of the notes have a direct claim only against the Obligor Group. The following summarized financial information is presented for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary.

Summarized Statements of Income (in millions)

	Nine Months Ended September 30, 2025	Fiscal Year Ended December 31, 2024 (2)
Revenue	$4,832	$6,436
Cost of goods sold	2,950	3,888
Gross margin (1)	1,882	2,548
Income from continuing operations	267	404
Net income	$267	$404
(1)Guarantor subsidiaries recorded $41 million and $53 million of net sales to and $158 million and $205 million of purchases from non-guarantor subsidiaries for the nine months ended September 30, 2025 and fiscal year ended December 31, 2024, respectively.
(2)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part II, Item 6 of this Quarterly Report on Form 10-Q.

Summarized Balance Sheets (in millions)

	September 30, 2025	December 31, 2024 (3)
Current assets (1)	$3,233	$2,273
Noncurrent assets	4,440	5,207
Current liabilities (2)	1,934	1,171
Noncurrent liabilities	3,296	4,046
(1)Current assets for guarantor subsidiaries included $503 million of short-term notes receivable from non-guarantor subsidiaries as of September 30, 2025.
(2)Current liabilities for guarantor subsidiaries included $414 million and $219 million of short-term notes payable to non-guarantor subsidiaries as of September 30, 2025 and December 31, 2024, respectively.
(3)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part II, Item 6 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table summarizes our stock repurchases for the three months ended September 30, 2025 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2025 - July 31, 2025	0.4	$35.88	0.4	$1,623
August 1, 2025 - August 31, 2025	0.4	$30.75	0.4	$1,610
September 1, 2025 - September 30, 2025	0.4	$31.39	0.4	$1,596
Total	1.2		1.2
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit	Description
22.1	Subsidiary Guarantors of Guaranteed Securities.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2025.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Todd G. Cunningham
Todd G. Cunningham
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)