Form 10-K
period 2025-12-31
LKQ CORP
filed 2026-02-19
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
————————————————————
FORM 10-K
————————————————————
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of common stock outstanding held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $9.5 billion (based on the closing sale price on The Nasdaq Global Select Market on such date). The number of outstanding shares of the registrant's common stock as of February 13, 2026 was 255,132,267.

Documents Incorporated by Reference
Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 6, 2026, described in Part III hereof, are incorporated by reference in this report.

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

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website at www.lkqcorp.com ("website") as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission ("SEC").

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

ITEM 1. BUSINESS

OVERVIEW

LKQ Corporation ("LKQ," the "Company" or "we") is a global distributor of vehicle products, including replacement parts, components and systems used in the repair and maintenance of vehicles, and specialty aftermarket products and accessories to improve the performance, functionality and appearance of vehicles.

Buyers of vehicle replacement products have the option to purchase from primarily four sources: new products produced by original equipment manufacturers ("OEMs"); new products produced by companies other than the OEMs, which are referred to as aftermarket products; salvaged products taken from total loss vehicles; and reconditioned products that have been refurbished or remanufactured. Collectively, we refer to the three sources that are not new OEM products as alternative parts.

We sell a variety of alternative replacement and maintenance parts including collision parts, which are typically exterior components used in the collision repair process to restore a vehicle's appearance and safety, such as bumper covers, fenders, paint and related body repair products, and lights; hard parts, which are typically internal components that are either mechanical in nature, such as alternators, starters, and clutches, or functional components that are replaced as part of routine maintenance, such as brake pads, discs and sensors, filters and batteries; and major mechanical parts, such as engines and transmissions. We also sell specialty products and accessories, which are vehicle products that improve the performance, functionality and appearance of vehicles.

We are organized into three operating segments: North America (formerly known as ("f/k/a") Wholesale - North America); Europe; and Specialty, each of which is presented as a reportable segment. Refer to Note 12, "Revenue Recognition" and Note 26, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for financial information by reportable segment and by geographic region.

Our North America segment is a leading provider of alternative vehicle collision replacement products, paint and related body repair products, and alternative vehicle mechanical replacement and maintenance products, with our sales, processing, and distribution facilities reaching most major markets in the United States ("U.S.") and Canada. Our Europe segment is a leading provider of alternative vehicle replacement and maintenance products in Germany, the United Kingdom ("U.K."), the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, France and various other European countries. Our Specialty segment is a leading distributor of specialty vehicle aftermarket products and accessories reaching most major markets in the U.S. and Canada.

On September 30, 2025, we completed the sale of our Self Service segment to an affiliate of Pacific Avenue Capital Partners, LLC. We have made certain reclassifications to the prior period financial information to reflect discontinued operations presentation as a result of the sale of our Self Service segment. Refer to Note 4, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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

Capitalizing on profitable growth opportunities

We are dedicated to building competitive advantages, widening the moats around each of our operating segments, and maintaining our leadership positions in the markets in which we operate. We focus on profitable growth and increasing free cash flow while maintaining a resilient, investment grade balance sheet. We foster an entrepreneurial and employee-centric culture that enables agility and innovation, empowering our businesses to succeed in the markets they serve with a compensation structure that is aligned with our strategy to deliver long-term total shareholder returns. To continuously enhance the quality of our portfolio, our growth strategy is driven by organic investments in automation, productivity improvements, talent development, and strategic acquisitions that are aligned with the ongoing evolution of the car parc.

Drive lean operating model globally

We are committed to generating sustainable returns on invested capital by driving operational excellence and lean management across our businesses. We continuously evaluate and pursue initiatives to improve operating efficiencies, enhance margins and leverage the intellectual capital opportunities that exist across our operating segments. Through targeted productivity efforts and a disciplined approach to cost management, we target specific performance metrics including free cash flow generation, organic growth and margins. Our current initiatives include optimizing working capital, enhancing margins through our inventory optimization efforts and reducing selling, general and administrative costs through streamlining our footprint and reducing complexity across our business.

Disciplined capital allocation and portfolio simplification

We are focused on maximizing return on invested capital through an efficient capital allocation strategy. We apply strict criteria, targeting accretive tuck-in acquisitions with high synergies that align with the core businesses and strategy. We proactively divest businesses that no longer align with our strategic vision, financial objectives or have limited long-term value potential, as demonstrated by our divestments of certain operations in Poland, Slovenia, and Bosnia in 2024 and our Self Service segment in 2025. Additionally, in 2025, aligning with our ongoing strategy to simplify our portfolio and concentrate on our core segments, we commenced a process to explore the potential sale of our Specialty segment. Finally, we maintain a prudent and disciplined financial policy that prioritizes returning cash to shareholders through share repurchases and dividends, while maintaining our investment grade credit rating.

In addition to the above, on January 26, 2026 our Board of Directors (the "Board") announced it has initiated a comprehensive review of strategic alternatives to enhance shareholder value. As part of the review, the Board is working with its advisors to evaluate our strategic alternatives, including a potential sale of the Company.

BUSINESS TRANSFORMATION

As part of executing our strategy to deliver profitable growth, drive a lean operating model and maximize returns on invested capital, we will, from time to time, engage in restructuring and business transformation initiatives. These initiatives can range in scope from broad changes such as centralizing and standardizing non-customer facing teams and divesting non-strategic assets, to targeted changes such as, consolidating underutilized facilities and closing underperforming locations. Executing on these initiatives can take a few months to several years to fully implement depending on the scope and complexity of the initiative. Additionally, initiatives can change or expand based on the information obtained while executing on the initiative and when additional initiative activities are identified. See Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on restructuring charges related to these initiatives.

NORTH AMERICA SEGMENT

Our North America segment operates in the U.S., Canada, and Mexico. In the U.S. and Canada, we primarily sell aftermarket, salvage and reconditioned collision parts; aftermarket and salvage hard parts; and salvage and reconditioned major mechanical parts through our businesses, including Keystone and Bumper to Bumper (f/k/a Canadian Automotive Group), amongst others. We also, to a lesser extent, provide services for vehicles including mobile and remote diagnostics services and hybrid battery reconditioning and installation services through our businesses, including Elitek Vehicle Services and Green Bean Battery, amongst others. In Mexico, we remanufacture engines and transmissions for sale in the U.S.

Inventory

Our aftermarket products encompass items commonly prone to damage in a collision, including bumper covers, fenders, paint and paint related body repair products, and lights, as well as mechanical automotive parts and accessories. Our private label products include the Platinum Plus line which is marketed under the Keystone brand and the “Value Line” product category designed for value‑oriented, often self‑pay, consumers. Certain products receive certifications from the Certified Automotive Parts Association, an independent organization that evaluates the quality and performance of aftermarket parts relative to OEM collision replacement products. Our salvage products include both mechanical and collision parts, including engines; transmissions; door assemblies; sheet metal products such as trunk lids, fenders and hoods; lights; and bumper assemblies.

We prioritize procurement of products with the highest expected demand, based on factors such as historical vehicle sales by model and year, customer requests, and projected supply and demand trends. Because lead times for imported aftermarket products may extend to 40 days or more, sales volumes and inventory levels are key considerations in our procurement planning.

We source our aftermarket products from independent manufacturers and distributors located primarily in North America and Asia, with a significant concentration in Taiwan. In 2025, approximately 44% of our aftermarket purchases were made from our top six vendors, with our largest vendor accounting for approximately 13% of our annual inventory purchases for the North America segment. This concentration is largely attributable to our paint, body and equipment ("PBE") business, through which we established a strategic relationship with a key supplier of paint and related products. This partnership is expected to remain an important contributor to our paint‑related offerings. We believe we are among the largest customers of each of these suppliers. Outside of this group, no other supplier accounted for more than 4% of our aftermarket product purchases in 2025. Approximately 49% of our aftermarket products in 2025 were purchased from vendors located in the U.S.; however, we believe that most of these products were manufactured in Taiwan, Mexico, or other foreign countries. The remaining aftermarket products were purchased directly from manufacturers in Taiwan and other foreign countries.

We procure salvage products by dismantling total loss vehicles, which we typically acquire through regional salvage auctions. The availability and pricing of total loss vehicles used in our salvage products operations are influenced by several factors, including new vehicle production levels and the overall availability of total loss vehicles. We utilize a proprietary software application to analyze current inventory, historical demand, and recent average selling prices to help determine bid prices for available salvage vehicles.

Customers

We sell our products to wholesale customers, including collision and mechanical repair shops and new and used car dealerships, as well as to retail customers. These customers represent the primary source of revenue for the segment. While our distribution generally follows a two‑step model, our Bumper to Bumper business utilizes a combination of a two‑step model (direct sales to repair shop customers) and a three‑step model (sales to distributors who then sell to repair shop customers).

Automobile insurance companies influence demand for our collision products. Although insurers do not purchase our products directly, they ultimately bear repair costs for insured vehicles above the deductible amount and therefore often influence the types of products used in repairs. The use of our alternative parts that offer comparable quality and performance to new OEM products provides insurers with direct benefits, including lower repair costs, reduced repair times and lower associated rental‑car expenses.

During the process of a sale, our sales staff can supply either aftermarket, salvaged or reconditioned parts to meet customer demand. Additionally, certain customers have access to a full suite of e‑commerce tools designed to improve order accuracy, reduce return rates and integrate more effectively with customer workflows. Through these tools, customers can search, price and order products directly within their own operating systems.

Our salvage operations generate scrap metal and other materials that we sell to metals recyclers. Vehicles that have been dismantled for salvage products and "crush only" end-of-life vehicles acquired from other companies are typically crushed using equipment on site. In other cases, we will hire mobile crushing equipment to crush the vehicles before they are transported to shredders and scrap metal processors. Damaged and unusable wheel cores are melted in our aluminum furnace and sold to consumers of aluminum ingots and sows for use in the production of various automotive products. We also sell the precious metals recovered from certain recycled parts, such as catalytic converters.

Distribution

We believe our North America segment operates the largest distribution network of alternative vehicle parts and accessories serving the vehicle collision and mechanical repair markets in North America. Our network of warehouses and cross‑dock facilities enables us to maintain high service levels for local repair shops and to provide industry‑leading fulfillment rates supported by our nationwide footprint.

We operate a fleet of trucks and vans that deliver multiple product types on shared routes, which helps reduce distribution costs, enhance customer service, and lower environmental impacts. Our delivery fleet uses third‑party software to optimize routing and monitor delivery progress. This software integrates with each of our wholesale systems, providing a single interface that allows our management team to coordinate deliveries to customers regardless of product line or operating system.

Our local presence supports a responsive and predictable customer experience, including the ability to deliver daily when required and to use consistent drivers for each route. Our sales force and local delivery personnel cultivate and maintain key relationships with repair shops, which benefit from access to the broad product assortment made possible by our regional inventory network.

Competition

We consider all suppliers of vehicle collision and mechanical products to be competitors, including aftermarket suppliers, recycling businesses, refurbishing operations, parts remanufacturers, OEMs and internet‑based suppliers. We compete with alternative parts distributors utilizing our nationwide distribution system, the breadth, depth and availability of our product lines, our customer service and relationships with insurance companies, and, to a lesser extent, price. We compete with OEMs primarily on the basis of price and, to a lesser extent, service and product quality.

Information Technology Systems

Across our aftermarket operations, we use a third‑party enterprise management system along with other third‑party software packages to support and enhance our online business‑to‑business platforms, including OrderKeystone.com and Keyless, while Bumper to Bumper continues to operate on its existing, separate enterprise management system.

Our wholesale salvage product locations in North America use LKQX, an internally-developed, proprietary enterprise management system. Operating on a single platform across most of our wholesale salvage product operations streamlines the sales process, supports standard operating procedures, strengthens training efficiency and employee mobility, and facilitates access to our national inventory database, management reporting, and data storage. LKQX also enables electronic part-exchange capabilities with select recyclers and supports brokered sales to fulfill customer orders for items not in stock.

In addition, we utilize other third party software solutions, including a data warehouse and an integrated budgeting system, to centralize information and enable more advanced analytics and reporting.

EUROPE SEGMENT

Our Europe segment operates in approximately 20 countries throughout continental Europe and the U.K. In these countries, we primarily sell aftermarket hard parts through our various businesses such as LKQ Euro Car Parts, LKQ Rhiag Group, and LKQ Stahlgruber, among others. In certain countries, we also sell, to a lesser extent, aftermarket and salvaged collision products, salvaged and reconditioned hard parts, and provide certain repair services.

Inventory

Our aftermarket hard part offerings consist mainly of parts used in the repair of vehicles between 3 and 15 years old. We also offer a number of private label products under our Optimal, ERA, and MPM Oils brands. Our top‑selling products include brake pads, discs and sensors, clutches, electrical components such as spark plugs and batteries, steering and suspension parts, filters, oil and automotive fluids, and paint and paint related consumables. We maintain an inventory of more than 900,000 SKUs, with parts for common passenger vehicles representing the largest category. We remain focused on simplifying our business by optimizing our product assortment. Current initiatives include evaluating product mix and market demand for common passenger vehicle parts to identify opportunities for streamlining, such as reducing the number of SKUs offered, consolidating suppliers, and increasing private‑label penetration. We have evaluated approximately 87% of our passenger vehicle portfolio and started implementation actions on this population. The remainder of the passenger vehicle portfolio review is on track to be finished in 2026 with further implementation actions to follow.

In 2025, our largest supplier accounted for 7% of aftermarket inventory purchases within our Europe segment, and no other supplier represented more than 5% of purchases. During the year, 93% of our products were sourced from companies located in Europe, and 74% and 17% of our total inventory purchases were denominated in euros and pounds sterling, respectively.

We procure salvaged products from dismantling total loss vehicles, which we typically acquire from insurance companies and auctions. These vehicles are either transferred to our dismantling facilities for processing or sold to third‑party dismantlers.

Customers

We primarily operate a two‑step distribution model in Europe, under which we sell directly to repair shop customers. Certain businesses in Italy, the Netherlands, Germany, Switzerland and Hungary also operate elements of a three‑step model, in which we sell to distributors who then sell to repair shop customers. In our two‑step operations, we sell the majority of our products to commercial customers, primarily professional repairers, including independent mechanical repair shops and collision repair shops. In our three‑step operations, we sell products to wholesale distributors or jobbers. In addition to sales to repair shops and wholesale distributors, we generate a portion of our revenue from sales to retail customers through e‑commerce platforms and point‑of‑sale transactions at branch locations.

Demand for collision related products, which are an overall smaller component of revenue for this segment, are influenced by insurance companies. Although insurance companies are not direct customers, they ultimately bear the repair costs for insured vehicles above the deductible amount and therefore often influence the types of products used in repairs.

Distribution

We believe our Europe segment operations represent the broadest and largest footprint in the European aftermarket industry and include a distribution network that exceeds those of our principal competitors. We operate a distribution model which utilizes a combination of large distribution centers, regional hubs and branch sales locations to fulfill customer demand. Our larger distribution centers are located in Tamworth, England; Sulzbach‑Rosenberg, Germany; and Berkel en Rodenrijs, the Netherlands; and regularly replenish the smaller branches and hubs through our distribution network via our fleet of trucks and vans or through common carriers.

Competition

We consider all suppliers of replacement repair products to be competitors, including other alternative parts suppliers as well as OEMs and their dealer networks. We face significant competition across many of our markets, where even smaller participants can compete effectively on price and service, and OEMs benefit from consumer brand loyalty while also remaining competitive on price, service, and product availability. We believe we differentiate ourselves from other alternative parts suppliers through the scale of our distribution network, the efficiency of our inventory management systems, and our proprietary technology, which together enable us to deliver products quickly, reliably, and at competitive prices.

Information Technology Systems

Across our aftermarket operations, we utilize various information technology ("IT") systems that support the diverse needs of our markets. These systems are designed to manage a broad set of functions, including customer ordering, inventory management, budgeting, analytics, warehouse and logistics activities, data warehousing, and financial reporting. Several of our IT platforms can interface directly with the systems used by our repair shop customers, enabling them to identify and order the appropriate parts required for their repairs.

Similarly, across our salvage operations, we utilize IT systems to facilitate vehicle acquisition. These systems allocate cars obtained from insurance companies to our salvage operations. Once cars are dismantled, the parts are entered into the system as available for sale stock. These systems also then sync with estimating systems at repair shops to allow for the selection and quotation of parts necessary to complete a repair.

As part of our broader integration efforts, we are executing a multi-year plan to develop and deploy a European-wide Enterprise Resource Planning ("ERP") system. This plan has already reduced, and is expected to continue reducing, the number of IT systems we operate.

SPECIALTY SEGMENT

Our Specialty segment is a leading distributor and marketer of specialty vehicle aftermarket products and accessories in the U.S. and Canada. We primarily sell aftermarket parts and accessories under seven key product categories: recreational vehicle ("RV"); truck and off-road; towing; speed and performance; wheels and tires; marine; and miscellaneous accessories through our brands such as TrailFX, Fabtech, Fab Fours, and Warn. Additionally, in 2025, aligning with our ongoing strategy to simplify our portfolio and concentrate on our core segments, we commenced a process to explore the potential sale of our Specialty segment.

Inventory

We source the specialty vehicle aftermarket products and accessories we distribute, as well as the raw materials used in our manufacturing operations, from suppliers located primarily in the U.S., Canada, and China. Our top-selling products include RV appliances and air conditioners; towing hitches; truck bed covers; vehicle protection products; marine electronics; cargo management products; wheels, tires, and suspension components; winches; hoists; and bumpers.

Our suppliers are generally small to medium‑sized independent businesses that concentrate on specific product categories or market niches. As a result of this highly fragmented supplier base, our supplier concentration within this segment is limited. In 2025, approximately 19% of our specialty vehicle aftermarket purchases were made from our top three suppliers, with our largest supplier accounting for approximately 10% of our annual inventory purchases. No other supplier represented more than 4% of our purchases during 2025.

Customers

Our customers are principally small, independent businesses that rely on us to provide a broad range of products, rapid delivery, marketing support and technical assistance. In addition to these traditional customers, we also sell to several large online retailers of parts and accessories.

We promote our products through a range of marketing programs, including (i) catalogs, advertising, sponsorships and promotional activities, (ii) product‑level marketing and merchandising support, and (iii) online and digital marketing initiatives. We also stage in‑person and/or virtual trade shows across the U.S., which provide opportunities to increase sales by showcasing new and innovative products from our vendors to our customers.

Customers can place orders for our products through our ekeystone.com, viantp.com and SeaWideB2B.com platforms, as well as through our mobile application. These platforms allow customers to match products to specific vehicle makes and models, review product information such as images and attributes, and search inventory availability before placing orders. In addition, these platforms can generate incremental sales opportunities by suggesting complementary products based on customer inquiries.

Distribution

Our Specialty segment operates under a hub‑and‑spoke distribution model that enables the movement of products from our primary distribution centers to our non‑inventory‑stocking cross‑dock locations. Several of these cross docks are co‑located with our North America operations, providing distribution points to key regional markets and creating synergies with our existing infrastructure. We believe this model enhances the value we provide to customers by supporting a broader product offering and a more efficient distribution process.

We utilize our delivery routes to manage both deliveries and returns directly to and from customers across all 48 continental United States and 9 Canadian provinces, and we also ship products globally to customers in other countries. Our delivery fleet uses third‑party software to optimize routing and monitor the progress of delivery vehicles.

Competition

Industry participants have a variety of supply options. Vendors may deliver products through warehouse distributors and mail order catalog businesses, or directly to retailers and/or consumers. We view all distributors of specialty vehicle aftermarket equipment and accessories as our competitors. We believe we differentiate ourselves from other specialty vehicle aftermarket parts and equipment distributors primarily through our broad product selection, which encompasses both widely used and hard-to-find products, our national distribution network, our efficient inventory management systems, and the quality of our service. We compete on the basis of product breadth and depth, rapid and reliable delivery, marketing initiatives, support services, and price.

Information Technology Systems

Most of our Specialty operations use an internally developed inventory management and order entry system that integrates with third party software solutions supporting accounting, transaction processing, inventory and warehouse management, data analytics, and reporting. Leveraging an internally developed platform allows us to implement real-time updates, enhancements, and new capabilities that align with the business's evolving operational needs.

HUMAN CAPITAL

At LKQ, our team members are at the heart of everything we do. As of December 31, 2025, we employ approximately 44,000 people globally, of which approximately 17,000 are based in North America, 25,000 based in Europe and 2,000 based in Asia. Of our employees in North America, approximately 1,000 are represented by unions. Outside of North America, we have government-mandated collective bargaining agreements and union contracts in certain countries, particularly in Europe where approximately 7,000 of our employees are represented by unions and/or works councils.

Health and Safety

We are dedicated to ensuring a safe and secure work environment for all team members, where risks are minimized, and safety is a shared priority. Our proactive approach includes implementing a range of programs and practices aimed at preventing accidents and fostering a culture of safety throughout our organization.

Employee Empowerment

We strive to create an environment where creativity thrives, and team members are empowered to make decisions that are best for their teams and the business. One example of this practice is our global employee engagement survey, which provides an opportunity for us to listen to our organization, understand what we are doing well, and identify areas for improvement. As a result of feedback from this survey, we launched the Inspired to Thrive global initiative, which reinforces our commitment to fostering an inclusive culture where every team member feels valued, respected, and empowered to contribute their unique perspectives and talents. This initiative is built on five pillars: (i) holistic well-being; (ii) financial empowerment; (iii) inclusive culture; (iv) professional growth; and (v) community engagement. Each of these pillars is supported by robust programs that enable our team members to lead fulfilling lives both in and outside of the workplace. Through this initiative, we prioritize the well-being, development, and engagement of our workforce, recognizing that an inclusive environment drives both innovation and success.

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

SEASONALITY

Our operating results are subject to quarterly variations based on a variety of factors, including, but not limited to, seasonal weather patterns and events. For our North America segment, we tend to see higher demand for our collision related products during periods of inclement weather, which creates a higher likelihood of increased collision frequency and repairable claims. For our Europe segment, many of our aftermarket service-related products are impacted by weather patterns. For example, during periods of extreme cold, our Europe segment historically witnesses an increase in battery demand. Our Specialty segment sells parts for RV and marine products, and as a result, we tend to see higher demand for our products during periods of warmer weather due to an increased level of outdoor leisure activity.

SUSTAINABILITY MATTERS

Profitably Delivering Sustainable Solutions

Our mission statement of being a leading global value-added and sustainable distributor of vehicle parts and accessories is supported by our recycling expertise and efforts as well as our hard parts, aftermarket collision, paint, and diagnostics businesses across our North American and European operations.

LKQ purchases end-of-life vehicles and removes certain components for reuse in the repair of vehicles which helps reduce the use of raw materials and contributes to a circular economy. Once the parts are removed from purchased vehicles, some of the remaining valuable materials are collected and repurposed for use in the manufacturing of new basic materials such as steel, aluminum, plastic, and rubber. Additionally, we extract fluids, some of which are recycled or utilized in our own operations, such as fuel to run our own on- and off-site fleet, and washer fluid.

Our recycling and remanufacturing efforts preserve natural resources, reduce the demand for scarce landfill space, and help decrease air and water pollution, the latter attributed to the avoidance of new manufacturing activities that would otherwise be required.

People-led Performance

Part of LKQ’s mission is to build strong partnerships with our employees and the communities in which we operate. Along those lines, we strive to create a culture of respect and inclusivity and encourage everyone to be their authentic selves. We are committed to maintaining a physically and psychologically safe and inclusive environment, free from bullying and harassment, in alignment with our core values. And in furtherance of our mission, we established the LKQ Community Foundation, which is committed to supporting charitable organizations that help the communities where our employees live and LKQ operates.

Strong Governance and Ethical Practices

Our Board refreshment process has resulted in over half of our current Board being added since May 2024, and currently, 22% of our Board is comprised of persons from underrepresented groups. Additionally, eight of our nine directors are independent.

We have adopted “proxy access,” which permits an eligible stockholder to nominate and include in our proxy materials director nominees (subject to the terms set forth in our Bylaws). We also have majority voting for the election of our directors, requiring a director who fails to receive a majority vote to tender his or her resignation to the Board.

Our Board adopted a revised Code of Ethics in 2024, which covers a variety of topics, including the use of company assets, bribery and corruption, conflicts of interest, discrimination, harassment, health and safety, privacy and data protection, and the safeguarding of confidential information, and reporting Code of Ethics violations. It is available in 17 languages through our website.

More information on our Sustainability initiatives can be found in our most recent Sustainability Report on our website. The Sustainability Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.

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

We have a presence in Ukraine and are monitoring the situation there carefully. In addition, a number of our suppliers are based in China and Taiwan and so increasing strains and any political repercussions may have implications upon our supply chain.

Although we do not have significant customers or suppliers in the Middle East region, we do have customers and suppliers in regions that may be affected. Additional and/or increased geopolitical tensions, including the crisis in the Red Sea and increased trade barriers or restrictions on global trade, could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition and results of operations.

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

The cost of our salvaged inventory purchases will change as a result of fluctuating scrap metal and other metals prices. In a period of falling metal prices, there can be no assurance that our inventory purchasing cost will decrease the same amount or at the same rate as the scrap metal and other metals prices decline, and there may be a delay between the scrap metal and other metals price reductions and any inventory cost reductions. The prices of steel, aluminum, and plastics are components of the cost to manufacture products for our aftermarket business. If the prices of commodities rise and result in higher costs to us for products we sell, we may not be able to pass these higher costs on to our customers.

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

Most of our wholesale recycled inventory is obtained from vehicles offered at salvage auctions that are owned and operated by third party companies. We do not typically have contracts with these auction companies. According to industry analysts, a small number of companies control a large percentage of the salvage auction market. If an auction company prohibited us from participating in its auctions, began competing with us, or significantly raised its fees, our business could be adversely affected through higher costs or the resulting potential inability to service our customers. Moreover, we face competition in the purchase of vehicles from direct competitors, rebuilders, exporters and other bidders. To the extent that the number of bidders increases, it may have the effect of increasing our cost of goods sold for wholesale salvaged products. Some jurisdictions regulate bidders to help ensure that salvage vehicles are purchased for legal purposes by qualified buyers. Auction companies have been actively seeking to reduce, circumvent or eliminate these regulations, which would further increase the number of bidders.

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

The global outbreak of the coronavirus significantly increased economic, demand and operational uncertainty. Other public health emergencies could result in unpredictable responses by authorities around the world which could negatively impact our global operations, customers and suppliers. Any future pandemics or public health emergencies could reduce demand for our products and/or result in disruptions to our operations, including higher rates of employee absenteeism, and supply chain challenges, which could negatively impact our ability to meet customer demand. The extent to which other public health emergencies could impact our business, results of operations, financial condition or liquidity is highly uncertain and would depend on future developments, including the spread and duration of any such virus and the variants thereof, potential actions taken by governmental authorities and how quickly economic conditions stabilize and recover.

If we determine that our goodwill or other intangible assets have become impaired, we may incur significant charges to our pretax income.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. In the future, our goodwill and intangible assets may increase as a result of acquisitions. Goodwill is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, deterioration of expected future cash flows or performance, increases in our cost of capital, adverse market conditions, and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. As of December 31, 2025, our total goodwill subject to future impairment testing was $5,414 million. For further discussion of our annual impairment test, see "Goodwill Impairment" in the Critical Accounting Estimates section of Part II, Item 7 and "Intangible Assets" in Note 2, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Except for indefinite-lived intangibles, we amortize other intangible assets over the assigned useful lives, each of which is based upon the expected period to be benefited. We review indefinite-lived intangible assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying value may not be recoverable. We review finite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the event conditions change that affect our ability to realize the underlying cash flows associated with our intangible assets, we may record an impairment charge. As of December 31, 2025, the value of our other intangible assets, net of accumulated amortization, was $1,072 million.

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

If we buy a business or a division of a business, we may experience difficulty integrating that business' or division's personnel and operations, which could negatively affect our operating results. In addition, the key personnel of the acquired business may decide not to work for us; customers of the acquired business may decide not to purchase products from us; suppliers of the acquired business may decide not to sell products to us; we may experience business disruptions as a result of IT systems conversions; we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting; we may be held liable for environmental, tax or other risks and liabilities as a result of our acquisitions, some of which we may not have discovered during our due diligence; we may intentionally assume the liabilities of the businesses we acquire, which could result in material adverse effects on our business; the acquired business could place unanticipated demands on our management, operational resources and financial and internal control systems; our existing business may be disrupted or receive insufficient management attention; we may not be able to realize the cost savings or other financial benefits we anticipated, either in the amount or in the time frame that we expect; and we may incur debt or issue equity securities to pay for any future acquisition, the issuance of which could involve the imposition of restrictive covenants or be dilutive to our existing stockholders.

In addition to acquisitions, we have divested, and will continue to divest, certain businesses, either because they do not meet our performance standards or for other reasons. As a result of a divestment, we may not recover the carrying value of our investment; in addition, such divestment transactions require significant management time and attention.

Risks Relating to Our Financial Structure

We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

As of December 31, 2025, we had (a) approximately $1,011 million aggregate principal amount of unsecured, variable-rate debt outstanding under our Credit Agreement (the "credit agreement") and Term Loan Credit Agreement (the "CAD Note"), of which $500 million matures during 2027, $510 million during 2029, and $1 million matures in 2030, and (b) approximately $1,885 million of availability under the credit agreement ($1,999 million of availability reduced by $114 million of amounts outstanding under letters of credit). In addition, as of December 31, 2025, we had approximately $2,575 million aggregate principal amount of unsecured, fixed rate debt outstanding comprised of €250 million ($294 million) of 4.125% senior notes due 2028 (the "Euro Notes (2028)"), $800 million of 5.75% senior notes due 2028 (the "U.S. Notes (2028)"), €750 million ($881 million) of 4.125% senior notes due 2031 (the "Euro Notes (2031)"), and $600 million of 6.25% senior notes due 2033 (the "U.S. Notes (2033)," and together with the Euro Notes (2028), the U.S. Notes (2028), and the Euro Notes (2031), the "senior notes").

Our substantial amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, our debt and our debt service obligations could increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest; require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures, dividends, share repurchases, other investments or other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and industry; place us at a disadvantage compared to competitors that may have proportionately less debt; limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements and indentures; and increase our cost of borrowing.

In addition, if we or our subsidiaries incur additional debt, the risks associated with our leverage and the ability to service such debt would increase.

Our senior notes do not impose any limitations on our ability to incur additional debt or protect against certain other types of transactions, and we may incur certain additional indebtedness under our credit agreement and CAD Note.

Although we are subject to our credit agreement and CAD Note for so long as each of those respective agreements remain in effect, the indentures governing the senior notes do not restrict the future incurrence of unsecured indebtedness, guarantees or other obligations. The indentures contain certain limitations, including limitations on our ability to incur liens on assets, engage in sale and leaseback transactions, and engage in certain change of control transactions or merge or consolidate with or into other companies. Certain additional restrictions in the indenture governing our Euro Notes (2028) (including restrictions on asset dispositions and restricted payments) are not currently applicable, but will become applicable to us if our Euro Notes (2028) are no longer investment grade. Furthermore, these limitations in our debt agreements are subject to important exceptions. In addition, the indentures do not contain many other restrictions, including certain restrictions contained in our credit agreement and CAD Note, including, without limitation, making investments, prepaying subordinated indebtedness or engaging in transactions with our affiliates.

Our credit agreement will permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness under the credit agreement. As of December 31, 2025, we would have been able to incur an additional $1,885 million of indebtedness under our credit agreement ($1,999 million of availability reduced by $114 million of amounts outstanding under letters of credit). If we or our subsidiaries incur additional debt, the risks associated with our leverage and the need to service such debt would increase.

Each of our credit agreement and CAD Note imposes operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

Each of our credit agreement and CAD Note imposes operating and financial restrictions on us. These restrictions may limit our ability to, among other things: incur, assume or permit to exist additional indebtedness (including guarantees thereof) outside of our existing indebtedness; incur liens on assets; engage in transactions with affiliates; sell certain assets or merge or consolidate with or into other companies; guarantee indebtedness; and alter the business we conduct.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. In the event we fail to maintain compliance with these covenants in the future, we may be unable to obtain waivers from the lenders and/or amend the covenants. In addition, our failure to maintain compliance with such covenants may trigger consent requirements under our senior notes, which we may be unable to obtain. Failure to comply with any of these covenants would cause a default under the credit agreement and the CAD Note. A default, if not waived, could result in acceleration of our debt (including our senior notes), in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less attractive to us than our existing credit facilities or it may be on terms that are not acceptable to us.

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

We may need to raise additional funds in the future to, among other things, refinance existing debt, fund our existing operations, improve or expand our operations, respond to competitive pressures, or make acquisitions. From time to time, we may raise additional funds through public or private financing, strategic alliances, or other arrangements. Funds may not be available or available on terms acceptable to us as a result of different factors, including but not limited to turmoil in the credit markets that results in the tightening of credit conditions and current or future regulations applicable to the financial institutions from which we seek financing. If adequate funds are not available on acceptable terms, we may be unable to meet our business or strategic objectives or compete effectively. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to higher borrowing costs and further limitations on our operations. If we refinance or restructure our debt, we may incur charges to write off the unamortized portion of deferred debt issuance costs from a previous financing, or we may incur charges related to hedge ineffectiveness from our interest rate swap obligations. There are limitations in the indentures that govern the U.S. Notes (2028), Euro Notes (2031) and U.S. Notes (2033) on our ability to refinance such notes prior to May 15, 2028, December 13, 2030 and March 15, 2033, respectively. We could refinance the senior notes through open market purchases, subject to a limitation in our credit agreement and CAD Note on the amount of such purchases. If we fail to raise capital when needed, our business may be negatively affected.

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

A downgrade in our credit rating would impact us.

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

Some jurisdictions have enacted laws prohibiting or severely restricting the sale of certain salvage products that we provide, such as airbags. In addition, laws relating to the regulation of parts affecting vehicle emissions, such as California’s Proposition 65, may impact the ability of our Specialty segment to sell certain accessory products. These and other jurisdictions could enact similar laws or could prohibit or severely restrict the sale of additional salvage products. The passage of legislation with prohibitions or restrictions that are more severe than current laws could have a material adverse effect on our business. In addition, Congress could enact federal legislation restricting the use of aftermarket or recycled automotive products used in the course of vehicle repairs.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, another court of the State of Delaware, or if no court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the exclusive forum for the following types of actions or proceedings; any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation, or our bylaws; any action asserting a claim governed by the internal-affairs doctrine; and any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws.

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

The Organization for Economic Co-operation and Development (the “OECD”) released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. While Pillar Two did not have a material impact on our effective tax rate for 2025, our analysis will continue as the OECD continues to release additional guidance and countries implement legislation.

Additionally, on July 4, 2025, new U.S tax legislation was signed into law, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. These new provisions take effect starting in 2025 through 2027. The Company has evaluated the OBBBA enacted during the year and estimated its impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

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

Our operating subsidiaries in our salvage and refurbishing operations must obtain licenses and permits from state and local governments to conduct their operations. When we develop or acquire a new facility, we must seek the approval of state and local units of government. Governmental agencies may resist the establishment of a vehicle recycling or refurbishing facility in their communities. There can be no assurance that future approvals or transfers will be granted. In addition, there can be no assurance that we will be able to maintain and renew the licenses and permits our operating subsidiaries currently hold.

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

The IT networks and systems upon which we rely face increasing cybersecurity threats, including unauthorized access to sensitive data and service disruptions. These threats come from various actors such as foreign governments, criminals, competitors, hackers, cyber terrorists and politically motivated groups. These IT networks and infrastructure may also be vulnerable to damage, disruptions, shutdowns, or data theft due to future attacks by cyber criminals, employee error or malfeasance, disruptions during the process of upgrading or replacing computer software or hardware, terminations of business relationships by third party service providers, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. Additionally, political instability in certain geographic regions in which our business partners operate exposes us to an increased risk of state-sponsored threats.

The occurrence of any adverse cybersecurity events in the future involving us or third parties with which we do business could compromise our or the third parties' networks, and the information stored in those networks could be accessed, publicly disclosed, compromised, destroyed, lost or stolen. We have experienced cybersecurity incidents in the past. In November 2024, a third party obtained unauthorized access to IT systems within one of our Canadian business units. In addition, in early October 2025, we determined that an unauthorized actor gained access to our Oracle iReceivables application and downloaded certain customer, supplier and employee records. In both cases, based on our investigation and remediation efforts, we do not believe these incidents were material to our financial condition or results of operations.

While these incidents were contained, failure on our part to successfully prevent or mitigate cybersecurity threats in the future could result in data loss, legal liability and damage to our reputation. We may face legal and financial exposure from such threats, including higher transaction fees and regulatory fines, which could materially affect our business. While our insurance policies cover certain liabilities and lost profits, a significant security incident could result in damages exceeding our coverage. We cannot guarantee that insurance will remain available on reasonable terms or that insurers will not deny future claims. Large claims exceeding our coverage or changes in insurance policies, such as premium increases or higher deductibles, could materially affect our financial condition and cash flows.

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

We have in the past received, and we may in the future be subject to, proposals by activist investors urging us to take certain corporate actions. Depending on the circumstances, we may reach agreements with such investors, such as the cooperation agreement that we entered into with Ancora Catalyst Institutional, LP, Engine Capital, LP and certain of their affiliates in February 2025 (amended May 2025). In some instances though, activist investor activities could cause our business to be adversely affected because responding to proxy contests and other demands by activist investors can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we have retained, and may in the future be required to retain, the services of various professionals to advise us on activist investor matters, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. Campaigns by activist investors to effect changes at publicly traded companies are sometimes led by investors seeking to increase short term investor value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company. Perceived uncertainties as to our future direction, strategy or leadership that arise as a consequence of activist investor initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, employees and business partners, and cause our stock price to experience periods of volatility or stagnation.

We cannot assure you that our previously announced review of strategic alternatives will result in any transaction being consummated or any particular outcome being achieved, and speculation and uncertainty regarding the outcome of this review may adversely impact our business.

On January 26, 2026, we announced that our Board has initiated a comprehensive review of strategic alternatives to enhance shareholder value. As part of the review, the Board is working with its advisors to evaluate the Company’s strategic alternatives, including a potential sale of all or a portion of the Company. There can be no assurance this review process will result in any transaction or outcome. Whether the process will result in any transaction, our ability to complete any such transaction, and if the Board decides to pursue one or more transactions, will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquirers or strategic partners in a potential transaction, the value potential acquirers or strategic partners attribute to our businesses, regulatory approvals, market conditions, the expected impact of the transaction on our outstanding indebtedness and financial condition, and industry trends. Potential strategic transactions that require stockholder approval may not be approved by our stockholders or, if required, a counterparty's stockholders. Furthermore, any strategic transaction into which we enter may be delayed or may ultimately not be consummated as a result of regulatory reviews (which may include domestic and foreign antitrust, foreign direct investment, CFIUS or other regulatory agency reviews) and determinations or other factors.

The price of our common stock and outstanding senior notes may be adversely affected if the strategic review process does not result in any transaction or if one or more transactions are consummated on terms that investors view as unfavorable to us. Even if one or more transactions are completed, there can be no assurance that any such transactions will be successful or have a positive effect on stockholder value. Our Board may also determine that no transaction is in the best interest of our stockholders, in which case no transaction will be consummated as a result of the strategic review process. Our financial results and operations (including our ability to refinance our outstanding indebtedness on favorable terms) could be adversely affected by the strategic process and by the uncertainty regarding its outcome.

The attention of management and our Board could be diverted from our core business operations as a result of this strategic review process. We have diverted capital and other resources to the process that otherwise could have been used in our business operations, and we expect to continue to do so until the process is completed. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisor fees. A considerable portion of these expenses will be incurred regardless of whether a transaction is completed. In addition, the process could lead us to lose or fail to attract, retain and motivate key employees, and to lose or fail to attract customers or business partners. The consummation of a transaction may also cause acceleration of the repayment or redemption dates for our outstanding indebtedness. For example, in certain circumstances we may be required to redeem our senior notes at a premium to face value. Furthermore, it could expose us to litigation. The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing customers, vendors or partners are reluctant to commit to new or renewed contracts.

We do not intend to disclose developments or provide updates on the progress or status of the strategic process until our Board deems further disclosure is appropriate or necessary or to the extent required by applicable law. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our company could cause the price of our common stock and senior notes to fluctuate significantly and could make it more difficult or costly for us to obtain amendments, consents or waivers under our existing debt agreements. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our evaluation of strategic alternatives, it could disrupt our business and adversely impact operating results and financial condition.

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

Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. The Company’s incident response process establishes a materiality committee, including members of senior leadership, who are responsible for evaluating materiality of any significant incidents.

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

Third Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third party systems. Additionally, the Company maintains cybersecurity insurance coverage to mitigate financial impacts from potential cyber incidents.

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

The CISO has served in various roles in IT and information security for over 28 years, including serving as the Chief Information Security Officer of two large public companies. The CISO holds an undergraduate degree in computer science and a graduate degree in business and attained professional certification as a Certified Information System Security Professional,

Certified Information Security Manager and GIAC Certified Incident Handler. The Company’s CEO, CFO, Senior Vice President of Policy and Administration, and GC each hold degrees in their respective fields, and each has experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.
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

ITEM 2. PROPERTIES

As of December 31, 2025, our operations included approximately 1,400 facilities, most of which are leased. Of our total facilities, approximately 400 facilities were located in the U.S. and approximately 1,000 facilities were located in approximately 25 other countries. Many of our locations stock multiple product types and/or serve more than one function.

Our principal executive offices and North American headquarters are located at 5846 Crossings Boulevard, Antioch, Tennessee 37013, and maintain certain centralized functions for our North America operations, including accounting, procurement, and information systems support.

Our European headquarters are located in Zug, Switzerland, and certain back-office support functions for our European segment are located in Katowice, Poland. Our largest distribution centers are located in Tamworth, England, Sulzbach-Rosenberg, Germany, and Berkel en Rodenrijs, the Netherlands.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol "LKQ." At February 13, 2026, there were 29 record holders of our common stock.

A summary of the dividend activity for our common stock for the year ended December 31, 2025 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 18, 2025	March 13, 2025	March 27, 2025
$0.30	April 22, 2025	May 15, 2025	May 29, 2025
$0.30	July 22, 2025	August 14, 2025	August 28, 2025
$0.30	October 28, 2025	November 20, 2025	December 4, 2025

On February 17, 2026, our Board declared a quarterly cash dividend of $0.30 per share of common stock, payable on March 26, 2026, to stockholders of record at the close of business on March 12, 2026. The payment of any future dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness we may incur, restrictions imposed by applicable law, tax considerations and other factors that our Board deems relevant.

Stock Performance Graph and Cumulative Total Return

The following graph compares the percentage change in the cumulative total returns on our common stock, the S&P 500 Index, the S&P SmallCap 600 Index of which the Company is a part of beginning in December 2025, and the Dow Jones U.S. Auto Parts Index (the "Peer Group") for the period beginning on December 31, 2020 and ending on December 31, 2025 (which was the last day of our 2025 fiscal year). The stock price performance in the graph is not necessarily indicative of future stock price performance. The graph assumes that the value of an investment in each of the Company's common stock, the S&P 500 Index, the S&P SmallCap 600 Index and the Peer Group was $100 on December 31, 2020 and that all dividends, where applicable, were reinvested.

Comparison of Cumulative Return
Among LKQ Corporation, the S&P 500 Index, the S&P SmallCap 600 Index and the Peer Group

$300
$200
$100
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
LKQ Corporation
S&P 500 Index
S&P SmallCap 600 Index
Peer Group

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
LKQ Corporation	$100	$171	$155	$142	$112	$95
S&P 500 Index	$100	$129	$105	$133	$166	$196
S&P SmallCap 600 Index	$100	$127	$106	$123	$134	$142
Peer Group	$100	$121	$89	$89	$69	$80

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

Issuer Purchases of Equity Securities

Our Board has authorized a stock repurchase program under which we are able to purchase up to $4,500 million of our common stock from time to time through the scheduled duration of the program ending on October 25, 2026. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

The following table summarizes our stock repurchases for the three months ended December 31, 2025 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2025 - October 31, 2025	0.4	$30.42	0.4	$1,583
November 1, 2025 - November 30, 2025	0.4	$30.20	0.4	$1,570
December 1, 2025 - December 31, 2025	0.5	$29.92	0.5	$1,556
Total	1.3		1.3
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of December 31, 2025 included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. Discussion of 2023 items and the year-over-year comparison of changes in our financial condition and the results of operations as of and for the years ended December 31, 2024 and December 31, 2023 for our Consolidated Results of Operations can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025. Unless otherwise indicated or the context otherwise requires, as used in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the terms "we," "us," "the Company," "our," "LKQ" and similar terms refer to LKQ Corporation and its subsidiaries.

Overview

We are a global distributor of vehicle products, including replacement parts, components, and systems used in the repair and maintenance of vehicles, and specialty aftermarket products and accessories to improve the performance, functionality and appearance of vehicles.

Buyers of vehicle replacement products have the option to purchase from primarily four sources: new products produced by OEMs; new products produced by companies other than the OEMs, which are referred to as aftermarket products; salvaged products taken from total loss vehicles; and reconditioned products that have been refurbished or remanufactured. Collectively, we refer to the three sources that are not new OEM products as alternative parts.

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

We sell a variety of alternative replacement and maintenance parts including collision parts, which are typically exterior components used in the collision repair process to restore a vehicle's appearance and safety, such as bumper covers, fenders, paint and related body repair products, and lights; hard parts, which are typically internal components that are either mechanical in nature, such as alternators, starters, and clutches, or functional components that are replaced as part of routine maintenance, such as brake pads, discs and sensors, filters and batteries; and major mechanical parts, such as engines and transmissions. We also sell specialty products and accessories, which are vehicle products that improve the performance, functionality and appearance of vehicles.

Our North America segment is a leading provider of alternative vehicle collision replacement products, paint and related body repair products, and alternative vehicle mechanical replacement and maintenance products, with our sales, processing, and distribution facilities reaching most major markets in the U.S. and Canada. Our Europe segment is a leading provider of alternative vehicle replacement and maintenance products in Germany, the U.K., the Benelux region, Italy, Czech Republic, Austria, Slovakia, France and various other European countries. Our Specialty segment is a leading distributor of specialty vehicle aftermarket products and accessories reaching most major markets in the U.S. and Canada.

Our operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond our control. Please refer to the factors referred to in the Special Note on Forward-Looking Statements and Risk Factors above. Due to these factors and others, which may be unknown to us at this time, our operating results in future periods can be expected to fluctuate. Accordingly, our historical results of operations may not be indicative of future performance.

Portfolio Management

We continuously manage and assess the businesses and investments we own and the markets in which we operate. Our acquisition strategy is to target highly accretive tuck-in acquisitions with significant synergies or critical capabilities. See Note 3, "Business Combinations" and Note 10, "Equity Method Investments" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions and investments. Additionally, from time to time, we have sold or divested businesses that do not align with our strategic vision, financial objectives or have limited long-term value potential. In 2025, aligning with our ongoing strategy to simplify our portfolio and concentrate on our core segments, we commenced a process to explore the potential sale of our Specialty segment. See Note 4, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our divestitures.

In addition to the above, on January 26, 2026 our Board announced it has initiated a comprehensive review of strategic alternatives to enhance shareholder value. As part of the review, the Board is working with its advisors to evaluate our strategic alternatives, including a potential sale of the Company.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of alternative parts and vehicle products including collision parts, which are typically exterior components used in the collision repair process to restore a vehicle's appearance and safety; hard parts, which are typically internal components that are either mechanical in nature or functional components that are replaced as part of routine maintenance; major mechanical parts; and specialty products and accessories, which are vehicle products that improve the performance, functionality and appearance of vehicles. Services revenue includes additional services that are generally billed concurrently with the related product sales, such as the sale of service-type warranties, and diagnostic and repair services. During the year ended December 31, 2025, parts and services revenue represented 97.5% of our consolidated revenue. Other revenue includes sales of scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations; all of which are typically acquired as byproducts of our salvage operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 12, "Revenue Recognition" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our sources of revenue.

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

Goodwill Impairment

Description

Goodwill is obtained through business acquisitions and recorded at the estimated fair value at the date of acquisition. Goodwill is not amortized but instead tested for impairment annually or sooner if events indicate that an impairment may exist. Each of our segments is considered a separate reporting unit for purposes of testing goodwill. In performing this test, we compare the carrying value of the assets of our reporting units to its fair value. To estimate the fair value for our reporting units that carry goodwill, we use a weighted-average approach that is reviewed annually for changes in facts and circumstances. The weighting generally incorporates a 75% income approach via a discounted cash flow analysis and a 25% market approach via a guideline public company method. If the carrying value of these assets exceeds the estimated fair value, the asset is considered impaired and an impairment charge is recognized. In performing the test for impairment of goodwill, goodwill is allocated to the reporting units expected to benefit from the business combination.

Judgments and Uncertainties

Determining whether impairment indicators exist and estimating fair values as part of impairment testing require significant judgment. Estimating the fair values of our reporting units which have goodwill requires the use of significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. As part of applying the discounted cash flow method and guideline public company method, we use significant assumptions which include sales growth, operating margins, discount rates, perpetual growth rates and market multiples which consider our budgets, business plans, economic projections and marketplace data.

Sensitivity of Estimate to Change

The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses. We have not made material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years. During fiscal year 2025, we elected to perform a quantitative impairment test for our goodwill with a testing date as of October 31, 2025.
For the Europe and North America segments, no impairment charges were recorded as a result of the testing as the fair value of these goodwill reporting units exceeded the calculated carrying value by at least 48%. The balance of goodwill in our North America and Europe segments together was $4,993 million and $4,701 million as of December 31, 2025 and December 31, 2024, respectively. Given the significant amount of headroom in these segments, it would take in excess of a 45% decrease in projected cash flows, or a greater than 740 basis point increase in the discount rate to result in an impairment to goodwill at either segment.

For the Specialty segment, we recorded a goodwill impairment charge of $52 million for the year ended December 31, 2025 as the carrying value was higher than its estimated fair value based on the results of our October 31, 2025 test. The impairment was driven by a combination of factors, including lower observed market multiples in the guideline public company method, lower long term revenue growth than previous forecasts, and higher margin product groups having a longer anticipated market recovery. As of December 31, 2025, the remaining Specialty goodwill balance was $421 million. A 1% decrease in projected cash flows or long term growth rate would result in approximately an additional $10 million of impairment, a 25 basis point increase in the discount rate would result in approximately an additional $30 million of impairment, or a 1.0 decrease in the market multiples assumption would result in approximately an additional $30 million of impairment. Given the sensitivity of the calculation to these assumptions, events that cause declines to Specialty's future cash flows such as underperformance relative to our forecasts, since actual results may differ from our estimates of future performance, or events that have a negative impact on the market value of the business, such as a deterioration in macroeconomic conditions, could result in additional future impairment to the goodwill in our Specialty segment.

Strategic Transformation Initiatives

See "Strategic Restructuring and Transformation Initiatives" in Note 13, "Restructuring and Transaction Related Expenses" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our strategic transformation initiatives.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 2, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to new accounting standards.

Financial Information by Geographic Area

See Note 12, "Revenue Recognition" and Note 26, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our revenue and long-lived assets by geographic region.

Key Performance Indicators

We believe that organic revenue growth, Segment EBITDA and free cash flow are key performance indicators for our business. Segment EBITDA is our key measure of segment profit or loss reviewed by our chief operating decision maker ("CODM"). Free cash flow is a financial measure that is not prepared in accordance with U.S. generally accepted accounting principles.

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

•Segment EBITDA - See Note 26, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2025	2024
Revenue	100.0%	100.0%
Cost of goods sold	61.4%	61.1%
Gross margin	38.6%	38.9%
Selling, general and administrative expenses	27.9%	27.2%
Restructuring and transaction related expenses	0.3%	1.0%
Impairment of goodwill	0.4%	—%
Depreciation and amortization	2.7%	2.5%
Operating income	7.3%	8.3%
Total other expense, net	1.4%	1.6%
Income from continuing operations before provision for income taxes	5.9%	6.7%
Provision for income taxes	1.5%	1.9%
Equity in earnings of unconsolidated subsidiaries	—%	(0.1)%
Income from continuing operations	4.4%	4.8%
Net income from discontinued operations	0.1%	0.2%
Net income	4.4%	5.0%
Less: net income attributable to continuing noncontrolling interest	—%	—%
Net income attributable to LKQ stockholders	4.4%	5.0%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Year Ended December 31,
	2025	2024	Change
Parts & services revenue	$13,306	$13,505	$(199)
Other revenue	345	318	27
Total revenue	$13,651	$13,823	$(172)

The decrease in parts and services revenue of $199 million, or 1.5%, represented decreases in segment revenue of $136 million, or 2.5%, in North America and $99 million, or 1.5%, in Europe, partially offset by an increase of $36 million, or 2.1%, in Specialty. This overall decrease was driven by an organic parts and services revenue decrease of $362 million, or 2.7% (2.3% decrease on a per day basis) and a $69 million, or 0.5%, decrease due to the net impact of acquisitions and divestitures, partially offset by an increase of $231 million, or 1.7%, due to fluctuations in foreign exchange rates. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cost of Goods Sold

Cost of goods sold decreased by $53 million, or 0.6%, to $8,386 million for the year ended December 31, 2025. Cost of goods sold primarily reflects decreases of $69 million from Europe and $20 million from North America, partially offset by an increase of $36 million from Specialty. Cost of goods sold as a percentage of revenue increased to 61.4% for the year ended December 31, 2025 from 61.1% for the year ended December 31, 2024. Cost of goods sold as a percentage of revenue primarily reflects an increase of 0.3% from North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Selling, General and Administrative Expenses

Our SG&A expenses increased by $55 million, or 1.5%, to $3,813 million for the year ended December 31, 2025. The year over year increase in SG&A expense primarily reflects increases of $34 million from North America, $17 million from Europe, and $4 million from Specialty. SG&A expenses as a percentage of revenue increased to 27.9% for the year ended December 31, 2025 from 27.2% for the year ended December 31, 2024. SG&A expenses as a percentage of revenue primarily reflects increases of 0.5% from North America and 0.3% from Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses decreased by $93 million, primarily due to a $70 million decrease in restructuring expenses related to our 2024 Global Restructuring plan and a $20 million decrease in restructuring expenses related to our Acquisition Integration plans.

Impairment of Goodwill

Impairment of goodwill increased by $52 million due to the impairment charge related to our Specialty reporting unit. See "Intangible Assets" in Note 2, "Summary of Significant Accounting Policies" and Note 9, "Intangible Assets" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Provision for Income Taxes

See Note 23, "Income Taxes" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used for the year ended December 31, 2024, the Czech koruna, euro, and pound sterling rates used to translate the 2025 statements of income increased by 6.3%, 4.5%, and 3.2%, respectively, while the Canadian dollar rate decreased by 1.9%. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.05 on diluted earnings per share from continuing operations relative to the prior year.

Results of Operations—Segment Reporting

We have three reportable segments: North America; Europe; and Specialty.

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Year Ended December 31,
	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	2023	% of Total Segment Revenue
Third Party Revenue
North America	$5,650		$5,762		$5,281
Europe	6,311		6,407		6,323
Specialty	1,690		1,654		1,665
Total third party revenue	$13,651		$13,823		$13,269
Total Revenue
North America	$5,651		$5,763		$5,282
Europe	6,311		6,407		6,323
Specialty	1,693		1,657		1,668
Eliminations	(4)		(4)		(4)
Total revenue	$13,651		$13,823		$13,269
Segment EBITDA
North America	$814	14.4%	$940	16.3%	$959	18.1%
Europe	584	9.3%	634	9.9%	614	9.7%
Specialty	111	6.5%	113	6.8%	134	8.0%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our CODM, our Chief Executive Officer, is Segment EBITDA. The CODM uses Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses; change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict. See Note 26, "Segment and Geographic Information" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of total Segment EBITDA to net income.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our North America segment (in millions):

	Year Ended December 31,
North America	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$5,329		$5,465		$(136)	(1)
Other revenue	321		297		24
Intersegment revenue	1		1		—
Total segment revenue	5,651		5,763		(112)
Cost of goods sold	3,232		3,252		(20)
Gross margin	2,419	42.8%	2,511	43.6%	(92)	(2)
Selling, general and administrative expenses(4)	1,622	28.7%	1,588	27.5%	34	(3)
Less: Other segment items(5)	(17)		(17)		—
Segment EBITDA	$814	14.4%	$940	16.3%	$(126)

(1)Parts and services revenue decreased by $136 million, or 2.5%, to $5,329 million for the year ended December 31, 2025. This decrease was primarily due to an organic revenue decrease of $126 million, or 2.3% (1.9% on a per day basis), driven primarily by lower volumes in our PBE business from lower repairable claims and increased competition, and having one fewer selling days in the current year, partially offset by pricing initiatives to recoup tariff costs and targeted actions to increase market penetration. Additionally, revenue decreased due to a negative exchange rate effect of $18 million, or 0.3%, primarily due to the stronger U.S. dollar against the Canadian dollar.
(2)Gross margin decreased by $92 million, or 3.7%, to $2,419 million for the year ended December 31, 2025. This decrease was driven by lower revenue as described above as well as a decrease in gross margin percentage due to unfavorable customer mix, the dilutive effect of increasing prices to recoup tariff costs and higher other input costs not fully offset by price increases due to market competition.
(3)SG&A expenses increased by $34 million, or 2.1%, to $1,622 million for the year ended December 31, 2025. The increase in SG&A expense is primarily due to (i) a nonrecurring $35 million credit related to the favorable settlement of a legal claim in 2024, and (ii) $18 million from increased vehicle costs, partially offset by (iii) $14 million from decreased personnel costs due to cost savings initiatives which were partially offset by inflationary pressures, and (iv) other individually immaterial factors representing a $5 million favorable impact in the aggregate.
(4)Amounts include certain shared overhead costs that were historically allocated to the Self Service segment. See Note 4, "Discontinued Operations and Divestitures" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Year Ended December 31,
Europe	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$6,287		$6,386		$(99)	(1)
Other revenue	24		21		3
Total segment revenue	6,311		6,407		(96)
Cost of goods sold	3,884		3,953		(69)
Gross margin	2,427	38.4%	2,454	38.3%	(27)	(2)
Selling, general and administrative expenses	1,872	29.7%	1,855	28.9%	17	(3)
Less: Other segment items(4)	(29)		(35)		6
Segment EBITDA	$584	9.3%	$634	9.9%	$(50)

(1)Parts and services revenue decreased by $99 million, or 1.5%, to $6,287 million for the year ended December 31, 2025. This decrease was primarily due to (i) an organic revenue decrease of $274 million, or 4.3% (3.9% on a per day basis), driven by decreased volumes due to heightened competition in certain markets and difficult economic conditions, (ii) divestitures, net of acquisitions, of $77 million, or 1.2%, primarily related to the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024, partially offset by (iii) the effect of an exchange rate increase of $252 million, or 4.0%, primarily due to the strengthening of the pound sterling and euro, and to a lesser extent, the Czech koruna against the U.S. dollar.
(2)Gross margin decreased by $27 million, or 1.1%, to $2,427 million for the year ended December 31, 2025. This decrease was primarily attributable to decreased revenue, partially offset by a $13 million reduction in cost of goods sold related to restructuring expenses incurred as part of the 2024 Global Restructuring Plan in the prior year. These restructuring expenses are excluded from the calculation of Segment EBITDA. See Note 13, "Restructuring and Transaction Related Expenses" and Note 26, "Segment and Geographic Information" for further information.
(3)SG&A expenses increased by $17 million, or 0.9%, to $1,872 million for the year ended December 31, 2025. The increase in SG&A expense includes a $74 million unfavorable foreign exchange impact from a weakening U.S. dollar. The remaining increase primarily relates to (i) a $9 million unfavorable impact in professional fees related to several strategic central and regional information technology initiatives, partially offset by (ii) a $23 million favorable impact from the divestiture of certain operations in Poland, Slovenia and Bosnia in 2024, (iii) $20 million from decreased personnel costs primarily due to lower incentive compensation in the current year, (iv) $10 million from lower freight, vehicle and fuel costs and (v) other individually immaterial factors representing an $13 million favorable impact in the aggregate.
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

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Year Ended December 31,
Specialty	2025	% of Total Segment Revenue	2024	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,690		$1,654		$36	(1)
Intersegment revenue	3		3		—
Total segment revenue	1,693		1,657		36
Cost of goods sold	1,274		1,238		36
Gross margin	419	24.8%	419	25.3%	—
Selling, general and administrative expenses	319	18.8%	315	19.0%	4
Less: Other segment items(2)	(11)		(9)		(2)
Segment EBITDA	$111	6.5%	$113	6.8%	$(2)

(1)Parts and services revenue increased by $36 million, or 2.1%, to $1,690 million for the year ended December 31, 2025. This was primarily due to an organic revenue increase of $38 million, or 2.3% (2.7% on a per day basis), driven by volume growth in our marine and automotive product lines.
(2)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

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

The following table summarizes liquidity data as of the dates indicated (in millions):

	December 31, 2025	December 31, 2024
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	1	664
Less: Letters of credit (1)	114	114
Availability under credit revolving facilities	1,885	1,222
Add: Cash and cash equivalents	319	234
Total liquidity	$2,204	$1,456
(1)As of December 31, 2025, we had outstanding letters of credit of $134 million, of which $20 million does not reduce availability under our revolving credit facilities.

We had $1,885 million available under our revolving credit facilities as of December 31, 2025. Combined with $319 million of cash and cash equivalents at December 31, 2025, we had $2,204 million in available liquidity, an increase of $748 million from our available liquidity as of December 31, 2024, primarily as a result of reducing our revolving credit facilities borrowings by $663 million.

In the second quarter of 2025, we entered into Amendment No. 2 and No. 3 to the Senior Unsecured Credit Agreement and Amendment No. 2 to the CAD Note. These amendments extended the maturity date of the Senior Unsecured Credit Agreement term loan facility from January 5, 2026 to January 5, 2027 as well as provided certain other immaterial modifications.

In the fourth quarter of 2025, we entered into Amendments No. 4 and 5 to the Senior Unsecured Credit Agreement, which extended the maturity date of the revolving credit facility from January 2028 to December 2030, and included certain other immaterial modifications and administrative changes. Further, in the fourth quarter of 2025, we entered into Amendments No. 3 and 4 to the CAD Note which extended the maturity date from July 2026 to March 2029, and included certain other immaterial modifications and administrative changes. See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding total debt outstanding.

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

See Part II, Item 5 of this Annual Report on Form 10-K for further information regarding the dividend activity for our common stock for the year ended December 31, 2025.

On February 17, 2026, our Board declared a quarterly cash dividend of $0.30 per share of common stock, payable on March 26, 2026, to stockholders of record at the close of business on March 12, 2026.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $2,204 million of total liquidity as of December 31, 2025 and $32 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of December 31, 2025. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of December 31, 2025:

	Covenant Level	Ratio Achieved as of December 31, 2025
Maximum total leverage ratio	4.00 : 1.00	2.4
Minimum interest coverage ratio	3.00 : 1.00	7.5

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

We hold interest rate swaps to hedge the variable rates on a portion of our credit agreement borrowings. After giving effect to these contracts outstanding, the weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.4% at December 31, 2025. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.0% at December 31, 2025. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at the Secured Overnight Financing Rate (i.e., SOFR) plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Overnight Repo Rate Average ("CORRA") for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to our borrowings and related interest. The interest rate swaps are described in Note 19, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,011 million and $1,651 million at December 31, 2025 and 2024, respectively. Of these amounts, there were no current maturities at December 31, 2025 or 2024.

See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the scheduled maturities of long-term obligations outstanding.

As of December 31, 2025, the Company had cash and cash equivalents of $319 million, of which $292 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime ("GILTI").

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

For the year ended December 31, 2025, net cash provided by operating activities totaled $1,063 million compared to $1,121 million for the same period of 2024. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period. Receivables represented $14 million in higher cash outflows for the year ended December 31, 2025 compared to the same period of 2024. Inventories represented $204 million in lower cash outflows for the year ended December 31, 2025 compared to the same period of 2024. Accounts payable produced $95 million in lower cash inflows for the year ended December 31, 2025 compared to the same period of 2024. Other operating activities primarily reflect the aggregate effect of lower cash earnings and movements in various accruals during the year ended December 31, 2025 compared to the same period of 2024.

For the year ended December 31, 2025, net cash provided by investing activities totaled $185 million compared to net cash used in investing activities of $406 million for the same period of 2024. Proceeds from the disposal of businesses, net of divested cash were an inflow of $397 million for the year ended December 31, 2025, compared to an outflow of $11 million for the year ended December 31, 2024. We invested $49 million of cash in business acquisitions during the year ended December 31, 2024. There were no significant business acquisitions during the year ended December 31, 2025. Property, plant and equipment purchases were $216 million for the year ended December 31, 2025 compared to $311 million in the prior year.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$1,063	$1,121
Less: purchases of property, plant and equipment	216	311
Free cash flow (1)	$847	$810
(1)For the years ended December 31, 2025 and 2024, Self Service contributed approximately $50 million and $40 million, respectively, of free cash flow.

For the year ended December 31, 2025, net cash used in financing activities totaled $1,191 million compared to $746 million for the same period of 2024. Cash outflows for share repurchases were $159 million and dividends paid were $310 million for the year ended December 31, 2025 compared to $360 million for share repurchases and $318 million for dividends paid for the same period of 2024. Net debt payments were $708 million for the year ended December 31, 2025 compared to net debt payments (net of unamortized bond discounts) of $17 million for the same period of 2024.

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

We have various contractual obligations and commitments arising in the normal course of business. The following represent our anticipated material cash requirements from known contractual and other obligations as of December 31, 2025.

•Long-term debt of $3,695 million and related interest totaling $717 million, of which $32 million and $182 million, respectively, is expected to be paid within twelve months. See Note 18, "Long-Term Obligations" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to debt amounts outstanding at December 31, 2025.

•Operating lease payments of $1,730 million, of which $335 million is expected to be paid within twelve months. See Note 21, "Leases" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to lease amounts outstanding at December 31, 2025.

•Purchase obligations of $739 million for open purchase orders for aftermarket inventory all expected to be paid within twelve months.

•Net pension obligations of $80 million, of which $9 million is expected to be paid within twelve months. Benefit payments for our funded plans will be made from plan assets, whereas benefit payments for our unfunded plans are made from cash flows from operating activities. See Note 22, "Employee Benefit Plans" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to net pension obligations at December 31, 2025.

•Self-insurance reserves of $139 million, of which $76 million is expected to be paid within twelve months. See Note 7, "Self-Insurance Reserves" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information related to self-insurance reserves at December 31, 2025.

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

Summarized Statements of Income (in millions)

	Fiscal Year Ended December 31,
	2025	2024 (2)
Revenue	$6,349	$6,436
Cost of goods sold	3,904	3,888
Gross margin (1)	2,445	2,548
Income from continuing operations	265	404
Net income	$265	$404
(1)Guarantor subsidiaries recorded $51 million and $53 million of net sales to and $259 million and $286 million of purchases from non-guarantor subsidiaries for the fiscal years ended December 31, 2025 and December 31, 2024, respectively.
(2)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part IV, Item 15 of this Annual Report on Form 10-K.

Summarized Balance Sheets (in millions)

	December 31,
	2025	2024 (3)
Current assets	$2,349	$2,273
Noncurrent assets (1)	4,797	5,207
Current liabilities (2)	1,616	1,171
Noncurrent liabilities	3,294	4,046
(1)Noncurrent assets for guarantor subsidiaries included $510 million and $487 million of long-term notes receivable from non-guarantor subsidiaries as of December 31, 2025 and 2024, respectively.
(2)Current liabilities for guarantor subsidiaries included $621 million and $219 million of short term notes payable to non-guarantor subsidiaries as of December 31, 2025 and 2024, respectively.
(3)Information reflects the current Obligor Group listed in Exhibit 22.1 in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks arising from adverse changes in:
•foreign exchange rates;
•interest rates;
•commodity prices; and
•inflation.

Foreign Exchange Rates

Foreign currency fluctuations may impact the financial results we report for the portions of our business that operate in functional currencies other than the U.S. dollar. Our operations outside of the U.S. represented 54.4% of our revenue during both years ended December 31, 2025 and 2024. An increase or decrease in the strength of the U.S. dollar against these currencies by 10% would result in a 5.4% change in our consolidated revenue and a 4.5% change in our operating income for the year ended December 31, 2025. See our Results of Operations discussion in Part II, Item 7 of this Annual Report on Form 10-K for additional information regarding the impact of fluctuations in exchange rates on our year over year results.

Additionally, we are exposed to foreign currency fluctuations with respect to the purchase of aftermarket products from foreign countries, primarily in Europe and Asia. To the extent that our inventory purchases are not denominated in the functional currency of the purchasing location, we are exposed to exchange rate fluctuations. In several of our operations, we purchase inventory from manufacturers in Taiwan in U.S. dollars, which exposes us to fluctuations in the relationship between the local functional currency and the U.S. dollar, as well as fluctuations between the U.S. dollar and the Taiwan dollar. We hedge our exposure to foreign currency fluctuations related to a portion of inventory purchases in our Europe operations, but the notional amount and fair value of these foreign currency forward contracts at December 31, 2025 were immaterial. We do not currently attempt to hedge foreign currency exposure related to our foreign currency denominated inventory purchases in our North America operations, and we may not be able to pass on any resulting price increases to our customers.

To the extent that we are exposed to foreign currency fluctuations related to non-functional currency denominated transactions, we may hedge the exposure through the use of foreign currency forward contracts.

Other than with respect to a portion of our foreign currency denominated inventory purchases and, from time to time, certain financing transactions, we do not hold derivative contracts to hedge foreign currency risk. Our net investment in foreign operations is partially hedged by the foreign currency denominated borrowings we use to fund foreign acquisitions; however, our ability to use foreign currency denominated borrowings to finance our foreign operations may be limited based on local tax laws. We have elected not to hedge the foreign currency risk related to the interest payments on foreign third party borrowings as we generate cash flows in the local currencies that can be used to fund debt payments. As of December 31, 2025, we had outstanding borrowings of €250 million under our Euro Notes (2028), €750 million under our Euro Notes (2031), Canadian dollar ("CAD") 700 million under our CAD Note, and Swedish Krona ("SEK") 10 million under our revolving credit facilities. As of December 31, 2024, we had outstanding borrowings of €250 million under our Euro Notes (2028), €750 million under our Euro Notes (2031), CAD 700 million under our CAD Note, and SEK 25 million under our revolving credit facilities.

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

As of December 31, 2025 we had interest rate swap agreements outstanding to hedge the variable rates on a portion of our credit agreement borrowings. See Note 18, "Long-Term Obligations" and Note 19, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

At December 31, 2025, we had approximately $711 million of variable rate debt that was not hedged. Using sensitivity analysis, a 100 basis point movement in interest rates would change interest expense by $7 million over the next twelve months.

Commodity Prices

We are exposed to market risk related to price fluctuations in scrap metal and other metals (including precious metals, such as platinum, palladium, and rhodium, contained in some recycled parts, such as catalytic converters). Market prices of these metals affect the amount that we pay for our inventory and the revenue that we generate from sales of these metals. As both our revenue and costs are affected by the price fluctuations, we have a natural hedge against the changes. However, there is typically a lag between the effect on our revenue from metal price fluctuations and inventory cost changes, and there is no guarantee that the vehicle costs will decrease or increase at the same rate as the metals prices. Therefore, we can experience positive or negative gross margin effects in periods of rising or falling metals prices, particularly when such prices move rapidly. Additionally, if market prices were to change at a higher or lower rate than our vehicle acquisition costs, we could experience a positive or negative effect on our operating margin. The average of scrap metal prices for the year ended December 31, 2025 decreased by 9% over the average for 2024, noting prices decreased over both years. The average prices of rhodium, platinum, and palladium increased by 40%, 38% and 20%, respectively, for the year ended December 31, 2025 compared to the average prices for the year ended December 31, 2024.

Inflation

We are exposed to market risks related to inflation in product, labor, shipping, freight and general overhead costs. In 2023, inflation increased to rates beyond recent history, which resulted in rising costs, but started to ease in 2024 and continued to ease in 2025. We adjusted our prices and drove productivity initiatives to partially mitigate the inflationary effects. If these pressures continue or increase in severity, we may not be able to fully offset such higher costs through price increases and productivity initiatives. Inflationary pressures in the future may have an adverse effect on our ability to maintain current levels of gross margin and SG&A expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs, we cannot identify cost efficiencies, or the higher prices impact demand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of LKQ Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LKQ Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill - Specialty Reporting Unit - Refer to Notes 2 and 9 to the financial statements.

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a discounted cash flow model and the market approach, which require management to make significant estimates and assumptions. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $5,414 million as of December 31, 2025, of which $421 million related to the Specialty reporting unit (“Specialty”). The carrying value of Specialty exceeded its fair value as of December 31, 2025, and, therefore, the Company recognized $52 million of impairment. The Company commenced a process in 2025 to explore the potential sale of their Specialty segment which was contemplated by management in the determination of the fair value of this reporting unit.

Auditing the estimates and assumptions that impacted the valuation of the Company's Specialty reporting unit involved especially subjective judgment; specifically, the forecasts of future revenue and profit margins (“forecasts”), the selection of discount rates and the determination of market multiples.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts, the selection of discount rates, and determination of market multiples included the following, among others:

•We tested the effectiveness of controls over the Company's goodwill impairment assessments, including those over the forecasts and the selection of the discount rates and market multiples for the Specialty reporting unit.

•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, (3) analyst and industry reports of the Company and companies in its peer group, (4) forecasts used in the preceding impairment assessments, and (5) marketing material related to the potential sales process.

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

•With the assistance of our fair value specialists, we evaluated the market multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline public companies, the multiples used in the preceding impairment assessments, and assessment of any contradictory evidence from the potential sales process.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2026

We have served as the Company's auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of LKQ Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LKQ Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2026

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$13,651	$13,823	$13,269
Cost of goods sold	8,386	8,439	7,916
Gross margin	5,265	5,384	5,353
Selling, general and administrative expenses	3,813	3,758	3,697
Restructuring and transaction related expenses	42	135	65
Impairment of goodwill	52	—	—
Depreciation and amortization	365	346	267
Operating income	993	1,145	1,324
Other expense (income):
Interest expense	224	238	191
Gains on foreign exchange contracts - acquisition related (1)	—	—	(49)
Interest income and other income, net	(31)	(19)	(41)
Total other expense, net	193	219	101
Income from continuing operations before provision for income taxes	800	926	1,223
Provision for income taxes	204	265	304
Equity in earnings of unconsolidated subsidiaries	(1)	(8)	(15)
Income from continuing operations	597	669	934
Net income from discontinued operations	11	24	4
Net income	608	693	938
Less: net income attributable to continuing noncontrolling interest	1	3	2
Net income attributable to LKQ stockholders	$607	$690	$936

Basic earnings per share:
Income from continuing operations	$2.32	$2.54	$3.49
Net income from discontinued operations	0.04	0.09	0.02
Net income	2.36	2.63	3.51
Less: net income attributable to continuing noncontrolling interest	—	0.01	0.01
Net income attributable to LKQ stockholders	$2.36	$2.62	$3.50

Diluted earnings per share:
Income from continuing operations	$2.31	$2.54	$3.48
Net income from discontinued operations	0.04	0.09	0.02
Net income	2.35	2.63	3.50
Less: net income attributable to continuing noncontrolling interest	—	0.01	0.01
Net income attributable to LKQ stockholders	$2.35	$2.62	$3.49
(1)    Related to the Uni-Select acquisition. Refer to Note 3, "Business Combinations" and Note 19, "Derivative Instruments and Hedging Activities" for further information.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$608	$693	$938
Less: net income attributable to continuing noncontrolling interest	1	3	2
Net income attributable to LKQ stockholders	607	690	936

Other comprehensive income (loss):
Foreign currency translation, net of tax	347	(168)	90
Net change in unrealized gains/losses on cash flow hedges, net of tax	2	2	(11)
Net change in unrealized gains/losses on pension plans, net of tax	11	(7)	(5)
Other comprehensive (loss) income from unconsolidated subsidiaries	—	(4)	9
Other comprehensive income (loss)	360	(177)	83

Comprehensive income	968	516	1,021
Less: comprehensive income attributable to continuing noncontrolling interest	1	3	2
Comprehensive income attributable to LKQ stockholders	$967	$513	$1,019

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$319	$234
Receivables, net of allowance for credit losses	1,204	1,113
Inventories	3,426	3,183
Prepaid expenses and other current assets	299	328
Current assets of discontinued operations	—	48
Total current assets	5,248	4,906
Property, plant and equipment, net	1,452	1,409
Operating lease assets, net	1,332	1,256
Goodwill	5,414	5,174
Other intangibles, net	1,072	1,150
Equity method investments	170	169
Other noncurrent assets	449	376
Noncurrent assets of discontinued operations	—	515
Total assets	$15,137	$14,955
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,108	$1,797
Accrued expenses:
Accrued payroll-related liabilities	190	207
Refund liability	122	125
Other accrued expenses	344	346
Current portion of operating lease liabilities	253	222
Current portion of long-term obligations	32	38
Other current liabilities	88	92
Current liabilities of discontinued operations	—	35
Total current liabilities	3,137	2,862
Long-term operating lease liabilities, excluding current portion	1,145	1,093
Long-term obligations, excluding current portion	3,631	4,124
Deferred income taxes	331	386
Other noncurrent liabilities	332	341
Noncurrent liabilities of discontinued operations	—	117
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 324.0 shares issued and 255.0 shares outstanding at December 31, 2025; 323.6 shares issued and 259.1 shares outstanding at December 31, 2024	3	3
Additional paid-in capital	1,581	1,556
Retained earnings	7,958	7,662
Accumulated other comprehensive loss	(57)	(417)
Treasury stock, at cost; 69.0 shares at December 31, 2025 and 64.5 shares at December 31, 2024	(2,948)	(2,787)
Total Company stockholders' equity	6,537	6,017
Noncontrolling interest	24	15
Total stockholders' equity	6,561	6,032
Total liabilities and stockholders' equity	$15,137	$14,955

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES (1):
Net income	$608	$693	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	418	406	319
Impairment of goodwill	52	—	—
Stock-based compensation expense	34	30	40
Gains on foreign exchange contracts - acquisition related	—	—	(49)
Deferred income taxes	(75)	(34)	13
Other	32	83	18
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(16)	(2)	5
Inventories	(49)	(253)	71
Other assets	(13)	(59)	(23)
Prepaid income taxes/income taxes payable	(8)	(15)	(12)
Accounts payable	156	251	(5)
Other liabilities	(75)	17	37
Operating lease assets and liabilities	(1)	4	4
Net cash provided by operating activities	1,063	1,121	1,356
CASH FLOWS FROM INVESTING ACTIVITIES (1):
Purchases of property, plant and equipment	(216)	(311)	(358)
Acquisitions, net of cash acquired	1	(49)	(2,225)
Proceeds from disposals of businesses, net of divested cash	397	(11)	110
Proceeds from settlement of foreign exchange contracts - acquisition related	—	—	49
Other investing activities, net	3	(35)	(18)
Net cash provided by (used in) investing activities	185	(406)	(2,442)
CASH FLOWS FROM FINANCING ACTIVITIES (1):
Borrowings under revolving credit facilities	1,510	1,312	2,186
Repayments under revolving credit facilities	(2,176)	(1,553)	(3,074)
Borrowings under term loans	140	—	1,031
Repayments under term loans	(140)	—	—
Repayments of other debt, net	(42)	(45)	(32)
Proceeds from issuance of U.S. Notes (2028/33), net of unamortized bond discount	—	—	1,394
Proceeds from issuance of Euro Notes (2031), net of unamortized bond discount	—	816	—
Repayment of Euro Notes (2024)	—	(547)	—
Dividends paid to LKQ stockholders	(310)	(318)	(302)
Purchase of treasury stock	(159)	(360)	(38)
Other financing activities, net	(14)	(51)	(63)
Net cash (used in) provided by financing activities	(1,191)	(746)	1,102
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36	(29)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	93	(60)	21
Cash, cash equivalents and restricted cash of continuing operations, beginning of period (2)	239	299	278
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	—	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period (2)	239	299	278
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period (2)	332	239	299
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	—
Cash, cash equivalents and restricted cash, end of period (2)	$332	$239	$299
(1)    Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4, "Discontinued Operations and Divestitures" for further information regarding cash flows associated with the results of discontinued operations.
(2)    Refer to Note 2, "Summary of Significant Accounting Policies" and Note 24, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Years Ended December 31, 2025, 2024 and 2023
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	322.4	$3	(55.1)	$(2,389)	$1,506	$6,656	$(323)	$14	$5,467
Net income	—	—	—	—	—	936	—	2	938
Other comprehensive income	—	—	—	—	—	—	83	—	83
Purchase of treasury stock	—	—	(0.8)	(35)	—	—	—	—	(35)
Vesting of restricted stock units, net of shares withheld for employee tax	0.7	—	—	—	(8)	—	—	—	(8)
Stock-based compensation expense	—	—	—	—	40	—	—	—	40
Dividends declared to LKQ stockholders ($1.125 per share)	—	—	—	—	—	(302)	—	—	(302)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2023	323.1	$3	(55.9)	$(2,424)	$1,538	$7,290	$(240)	$14	$6,181
Net income	—	—	—	—	—	690	—	3	693
Other comprehensive loss	—	—	—	—	—	—	(177)	—	(177)
Purchase of treasury stock	—	—	(8.6)	(363)	—	—	—	—	(363)
Vesting of restricted stock units, net of shares withheld for employee tax	0.5	—	—	—	(11)	—	—	—	(11)
Stock-based compensation expense	—	—	—	—	30	—	—	—	30
Dividends declared to LKQ stockholders ($1.20 per share)	—	—	—	—	—	(318)	—	—	(318)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2)	(2)
Purchase of noncontrolling interest	—	—	—	—	(1)	—	—	—	(1)
Balance as of December 31, 2024	323.6	$3	(64.5)	$(2,787)	$1,556	$7,662	$(417)	$15	$6,032
Net income	—	—	—	—	—	607	—	1	608
Other comprehensive income	—	—	—	—	—	—	360	—	360
Purchase of treasury stock	—	—	(4.5)	(161)	—	—	—	—	(161)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	—	—	—	34	—	—	—	34
Dividends declared to LKQ stockholders ($1.20 per share)	—	—	—	—	—	(311)	—	—	(311)
Capital contributions from, net of dividends declared to, noncontrolling interest shareholder	—	—	—	—	—	—	—	(2)	(2)
Acquisition of a subsidiary with noncontrolling interest	—	—	—	—	—	—	—	9	9
Foreign currency translation adjustment on noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance as of December 31, 2025	324.0	$3	(69.0)	$(2,948)	$1,581	$7,958	$(57)	$24	$6,561

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

We are a global distributor of vehicle products, including replacement parts, components, and systems used in the repair and maintenance of vehicles, and specialty aftermarket products and accessories designed to improve the performance, functionality and appearance of vehicles. We operate in the United States ("U.S."), Canada, Germany, the United Kingdom ("U.K."), the Benelux region (Belgium, Netherlands, and Luxembourg), Italy, Czech Republic, Austria, Slovakia, France and various other European countries.

We are organized into three operating segments: North America; Europe; and Specialty, each of which is presented as a reportable segment.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission. We have reclassified certain prior year amounts in the Consolidated Statements of Income and on the Consolidated Balance Sheets for the presentation of discontinued operations as a result of the sale of our Self Service segment. See Note 4, "Discontinued Operations and Divestitures" for additional information.

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

An aftermarket product is a new vehicle product manufactured by a company other than the original equipment manufacturer. For aftermarket products, cost is established based on the average price paid for parts. Inventory cost for aftermarket products includes expenses incurred for freight in and overhead costs; for items purchased from foreign companies, import fees, tariffs and duties and transportation insurance are also included. Refurbished products are parts that require cosmetic repairs, such as wheels, bumper covers and lights; we will apply new parts, products or materials to these parts to produce the finished product. Refurbished inventory cost is based upon the average price we pay for cores, which are recycled automotive parts that are not suitable for sale as a replacement part without further processing. The cost of refurbished inventory also includes expenses incurred for freight in, labor and other overhead costs.

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

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. We performed annual impairment tests during the fourth quarters of 2025, 2024, and 2023. Goodwill and indefinite-lived intangible assets impairment testing may also be performed on an interim basis when events or circumstances arise that may lead to impairment, including significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. The fair value estimates of our goodwill reporting units were established using weightings of the results of a discounted cash flow methodology and a comparative market multiples approach.

Based on our annual goodwill and indefinite-lived intangible assets impairment test performed in the fourth quarter of 2025, we determined the carrying value of our Specialty reporting unit exceeded the fair value estimate; as a result, we recorded a goodwill impairment charge of $52 million for the year ended December 31, 2025. We determined no other impairments existed when we performed our annual impairment test as both the North America and Europe reporting units had fair value estimates which exceeded the carrying value by at least 48%. See Note 9, "Intangible Assets" for further information on the goodwill impairment charge.

Leases

We determine if an arrangement is a lease at contract inception with lease right-of-use ("ROU") assets and lease liabilities being recognized based on the present value of the future lease payments over the lease term at the commencement date. In determining the present value of future lease payments, we use the incremental borrowing rate based on the information available at commencement date when the implicit rate is not readily determinable. We determine the incremental borrowing rate based on information available at the commencement date. In assessing the ROU asset, we include any lease prepayments and deduct lease incentives. We account for the lease and non-lease components of a contract as a single lease component and for leases with an initial term of 12 months or less, we have elected to not record an ROU asset and lease liability. In assessing the lease term, we include options to renew only when it is reasonably certain that the option will be exercised.

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

Net Assets Held for Sale

We record net assets held for sale at the lower of fair value less cost to sell or carrying value. Fair values are based on estimated selling prices, which utilize projected market multiples and any reasonable offers. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates used in management's analysis. The inputs utilized in the fair value estimates are classified as Level 3 within the fair value hierarchy. The fair values of the net assets were measured on a

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-recurring basis as of December 31, 2025. As of December 31, 2025 and 2024, assets and liabilities held for sale were insignificant. For the years ended December 31, 2025 and 2023, we recorded an insignificant amount of impairment on our net assets held for sale. In 2024, we divested certain operations in Slovenia, Poland and Bosnia. Our decision to exit these businesses, as well as other factors, constituted a triggering event to evaluate our net assets held for sale for impairment, and as a result, we incurred impairment charges related to these divestitures during the year ended December 31, 2024. See Note 13, "Restructuring and Transaction Related Expenses" for further information related to these impairment charges.

Discontinued Operations

We classify operations as discontinued when they meet all the criteria to be classified as held for sale and when the sale represents a strategic shift that will have a major impact on our financial condition and results of operations. In determining if a disposal constitutes a strategic shift, we evaluate various qualitative and quantitative factors, an example of which is the impact to segment reporting. We generally consider the disposal of an entire reportable segment to constitute a strategic shift. When operations are identified for discontinued operations reporting, results of operations for all periods presented are reclassified as discontinued operations in the Consolidated Statements of Income, assets and liabilities of the operations are reported as assets and liabilities of discontinued operations on the Consolidated Balance Sheets, and information is recast throughout the notes to the consolidated financial statements to exclude the results of the discontinued operations. Furthermore, FASB Accounting Standards Codification 205-20, "Presentation of Financial Statements - Discontinued Operations" defines what activities may be classified as discontinued operations with general corporate overhead generally not being allocable to discontinued operations. See Note 4, "Discontinued Operations and Divestitures" for further information related to discontinued operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. As a result of the divestitures described in the "Net Assets Held for Sale" section above, we incurred impairment charges to the carrying value of long-lived assets during the year ended December 31, 2024. See Note 13, "Restructuring and Transaction Related Expenses" for further information related to these impairment charges. For our continuing operations, there were no significant impairments to the carrying value of long-lived assets during the years ended December 31, 2025 or 2023.

Equity Method Investments

We account for our investments in unconsolidated subsidiaries using the equity method of accounting, as our investments give us the ability to exercise significant influence, but not control, over the investee. Under the equity method of accounting, the initial investment is recorded at cost and the investment is subsequently adjusted for our proportionate share of earnings or losses and dividends, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets, as applicable. Equity method investments are tested for impairment at least annually, and may also be performed on an interim basis when events or circumstances arise that may lead to impairment. We performed annual impairment testing for the years ended December 31, 2025, 2024, and 2023, and based on our testing, we determined no other-than-temporary impairment existed. See Note 10, "Equity Method Investments" for further information related to equity method investments.

Financial Assets and Liabilities Measured at Fair Value

We have certain financial assets and liabilities that are measured at fair value within our consolidated financial statements including investments in equity and debt securities as well as our defined benefit plan assets. The tiers in the fair value hierarchy include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. See Note 20, "Fair Value Measurements" and Note 22, "Employee Benefit Plans for further information related our fair value measurements and pension plans.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. We adopted the ASU on a prospective basis beginning in this Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on our results of operations, financial position or cash flows but did result in additional disclosures. See Note 23, "Income Taxes for further information related to these disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU requires disclosure of specific expense categories within relevant income statement captions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The ASU can be adopted prospectively or retrospectively and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU removes references to software development project stages to better align with current software development methods. Under the ASU, an entity will begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. This update is effective for annual periods

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. This ASU can be adopted either prospectively, retrospectively, or utilizing a modified transition approach. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”, which amends certain aspects of hedge accounting to more closely align with the economics of an entity’s risk management activities. The amendments include changes to the risk assessment for cash flow hedges, hedging forecasted interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments and dual hedges of foreign currency denominated debt instruments. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. This ASU is required to be adopted prospectively for all hedging relationships, with the option to adopt the amendments for hedging relationships that exist as of the adoption date. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

Note 3. Business Combinations

During the year ended December 31, 2025, we completed acquisitions of two businesses within our Europe segment and during the year ended December 31, 2024, we completed acquisitions of eight businesses within our North America segment and two businesses within our Europe segment. These acquisitions were not material to our financial position or results of operations as of and for the years ended December 31, 2025 and 2024. Additionally, in January 2024, we paid $23 million (€21 million) to a minority shareholder to settle a put option exercised on redeemable shares issued in conjunction with a previous acquisition. This payment was presented within Other financing activities, net in financing activities in our Consolidated Statements of Cash Flows.

On August 1, 2023, we completed the acquisition of all of Uni-Select's issued and outstanding shares for an aggregate consideration paid of approximately Canadian dollar (“CAD”) 2.8 billion ($2.1 billion) (the "Uni-Select Acquisition"). In order to reduce the risk related to changes in CAD foreign exchange rates for the CAD purchase price, we entered into foreign exchange contracts. These foreign exchange contracts did not qualify for hedge accounting, and therefore the changes in fair value were reported in Gains on foreign exchange contracts - acquisition related in the Consolidated Statements of Income. We reported Gains on foreign exchange contracts - acquisition related of $49 million for the year ended December 31, 2023. These foreign exchange contracts were settled in July 2023 ahead of closing of the Uni-Select Acquisition, resulting in total payments received of $49 million. See Note 19, "Derivative Instruments and Hedging Activities" for information related to these foreign exchange contracts. This acquisition complemented our existing North American paint distribution operations and provided a scaled position in the Canadian replacement and maintenance parts market, with opportunity for future consolidation and growth.

In addition to our acquisition of Uni-Select, we completed acquisitions of three businesses within our North America segment, four businesses within our Europe segment and one business in our Specialty segment, during the year ended December 31, 2023.

Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets based upon estimated fair values at the dates of acquisition. During the years ended December 31, 2025 and 2024, there have been no significant adjustments to the preliminary purchase price allocations from those disclosed in our December 31, 2023 Consolidated Financial Statements.

Unaudited Pro Forma Financial Information

For businesses acquired during the year ended December 31, 2025, the effect of pro forma revenue and income from continuing operations is not material for the years ended December 31, 2025 and 2024, respectively.

Note 4. Discontinued Operations and Divestitures

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the comparative financial results of discontinued operations which are presented in Net income from discontinued operations in the Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue	$395	$532	$597
Cost of goods sold	213	305	375
Gross margin	182	227	222
Impairment on assets held for sale (1)	15	—	—
Selling, general and administrative expenses	124	158	173
Depreciation and amortization	9	15	16
Operating income	34	54	33
Other expense (income):
Interest expense	15	24	23
Interest income and other income, net	(1)	(2)	(2)
Total other expense, net	14	22	21
Income from discontinued operations before provision for income taxes	20	32	12
Provision for income taxes	9	8	2
Net income from discontinued operations	$11	$24	$10
(1)    During the year ended December 31, 2025, we recorded an impairment to write down the carrying value of Self Service to its fair value less costs to sell. This includes an estimate of working capital adjustments recorded in the fourth quarter of 2025.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major classes of Assets of discontinued operations and Liabilities of discontinued operations for Self Service as of December 31, 2024 stated on the Consolidated Balance Sheets are as follows (in millions):

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

The following table summarizes the significant non-cash operating activities and capital expenditures of the Company’s discontinued operations related to the Self Service segment (in millions):

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization	$9	$15	$16
Impairment on assets held for sale	15	—	—
Purchases of property, plant and equipment	5	13	36

GSF Car Parts

As part of the Uni-Select transaction, we were required to divest its U.K. subsidiary, GSF Car Parts, to comply with the U.K.'s Competition and Markets Authority regulatory ruling. Since the GSF Car Parts business was held separate and never integrated into our business, we classified the business as discontinued operations upon acquisition.

On October 25, 2023, we divested GSF Car Parts to a third party for $110 million of proceeds, net of cash divested, resulting in an immaterial loss on sale. The proceeds were used for repayments on our revolving credit facilities. In order to manage our exposure to variability in the cash flows related to the sale of GSF Car Parts, we entered into a foreign exchange forward contract to fix the amount of USD we received upon completion of the sale. This foreign exchange contract was settled in October 2023. For the year ended December 31, 2023, we recorded a $6 million loss to discontinued operations related to GSF Car Parts.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Divestitures (Not Classified in Discontinued Operations)

In 2024, we divested certain operations in Slovenia, Poland and Bosnia. See Note 13, "Restructuring and Transaction Related Expenses" for further information related to these divestitures.

Note 5. Inventories

We classify our inventory into the following categories: (i) aftermarket and refurbished products, (ii) salvage and remanufactured products, and (iii) manufactured products. Aftermarket and refurbished products, and salvage and remanufactured products are primarily composed of finished goods. Manufactured products are primarily composed of raw materials and finished goods.

Inventories consist of the following (in millions):

	December 31,
	2025	2024
Aftermarket and refurbished products	$2,849	$2,659
Salvage and remanufactured products	526	470
Manufactured products	51	54
Total inventories	$3,426	$3,183

Note 6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

		December 31,
	Useful Life	2025	2024
Land and improvements	10 - 20 years(1)	$234	$222
Buildings and improvements	20 - 40 years	520	483
Machinery and equipment	3 - 20 years	937	831
Computer equipment	3 - 10 years	175	156
Vehicles and trailers	3 - 10 years	126	128
Furniture and fixtures	5 - 7 years	93	73
Leasehold improvements	1 - 20 years	486	427
Finance lease assets		194	161
		2,765	2,481
Less: Accumulated depreciation		(1,352)	(1,132)
Construction in progress		39	60
Total property, plant and equipment, net		$1,452	$1,409
(1) Only applies to land improvements as land is not depreciated.

Total depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $226 million, $210 million, and $177 million, respectively.

Note 7. Self-Insurance Reserves

To provide for the potential liabilities for certain risks, we use a combination of insurance and self-insurance mechanisms, including a consolidated, wholly-owned captive insurance subsidiary which provides insurance coverage for workers' compensation and automotive liability claim payments that are below our deductibles under our third-party policies. The activity related to our captive insurance subsidiary was not material for the years ended December 31, 2025, 2024, and 2023.

Total self-insurance reserves were $139 million and $144 million, of which $76 million and $79 million were classified as current, as of December 31, 2025 and 2024, respectively. We had outstanding letters of credit of $134 million and $114 million, of which $97 million and $79 million were to guarantee self-insurance claims payments at December 31, 2025 and 2024, respectively. While we do not expect the amounts ultimately paid to differ significantly from the estimates, the insurance

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reserves and corresponding expenses could be affected if future claims experience differs significantly from historical trends and assumptions.

Note 8. Allowance for Credit Losses

Our allowance for expected credit losses was $53 million and $56 million as of December 31, 2025 and December 31, 2024, respectively. The provision for credit losses was $14 million, $17 million, and $12 million for the years ended December 31, 2025, 2024, and 2023, respectively.

A rollforward of our allowance for credit losses is as follows (in millions):

	2025	2024
Balance as of January 1,	$56	$61
Provision for credit losses	14	17
Write-offs	(22)	(19)
Impact of foreign currency	5	(3)
Balance as of December 31,	$53	$56

Note 9. Intangible Assets

The changes in the carrying amount of goodwill by reportable segment is as follows (in millions):

	North America	Europe	Specialty	Total
Balance as of January 1, 2024, gross	$2,589	$2,298	$471	$5,358
Accumulated impairment losses as of January 1, 2024	(33)	—	—	(33)
Balance as of January 1, 2024	2,556	2,298	471	5,325
Business acquisitions and adjustments to previously recorded goodwill	4	9	2	15
Disposal of businesses	—	(5)	—	(5)
Exchange rate effects	(32)	(129)	—	(161)
Balance as of December 31, 2024	$2,528	$2,173	$473	$5,174
Business acquisitions and adjustments to previously recorded goodwill	(1)	2	—	1
Impairment of goodwill	—	—	(52)	(52)
Exchange rate effects	11	280	—	291
Balance as of December 31, 2025	$2,538	$2,455	$421	$5,414
Accumulated impairment losses as of December 31, 2025	$(33)	$—	$(52)	$(85)

For the Specialty segment, we recorded a goodwill impairment charge of $52 million for the year ended December 31, 2025 as the carrying value was higher than its estimated fair value based on the results of our October 31, 2025 test. The impairment was driven by a combination of factors, including lower observed market multiples in the guideline public company method, lower long term revenue growth than previous forecasts, and higher margin product groups having a longer anticipated market recovery. As of December 31, 2025, the remaining Specialty goodwill balance was $421 million. A 1% decrease in projected cash flows or long term growth rate would result in approximately an additional $10 million of impairment, a 25 basis point increase in the discount rate would result in approximately an additional $30 million of impairment, or a 1.0 decrease in the market multiples assumption would result in approximately an additional $30 million of impairment. Given the sensitivity of the calculation to these assumptions, events that cause declines to Specialty's future cash flows such as underperformance relative to our forecasts, since actual results may differ from our estimates of future performance, or events that have a negative impact on the market value of the business, such as a deterioration in macroeconomic conditions, could result in additional future impairment to the goodwill in our Specialty segment. We will continuously monitor each of our reporting units for any risk of future impairments. We reported the impairment charge in Impairment of goodwill on the Consolidated Statements of Income for the year ended December 31, 2025. We determined no other impairments existed when we performed our annual impairment test. See "Intangible Assets" in Note 2, "Summary of Significant Accounting Policies" for further information.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of other intangibles, net are as follows (in millions):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer and supplier relationships	$1,194	$(636)	$558	$1,150	$(505)	$645
Trade names and trademarks	561	(302)	259	513	(248)	265
Software and other technology related assets	482	(308)	174	425	(266)	159
Total finite-lived intangible assets	2,237	(1,246)	991	2,088	(1,019)	1,069
Indefinite-lived trademarks	81	—	81	81	—	81
Total other intangible assets	$2,318	$(1,246)	$1,072	$2,169	$(1,019)	$1,150

Estimated useful lives for the finite-lived intangible assets are as follows:

	Method of Amortization	Useful Life
Customer and supplier relationships	Accelerated	3-20 years
Trade names and trademarks	Straight-line	3-30 years
Software and other technology related assets	Straight-line	3-15 years

Amortization expense for intangibles was $183 million, $182 million, and $126 million during the years ended December 31, 2025, 2024, and 2023, respectively. Estimated amortization expense for each of the five years in the period ending December 31, 2030 is $170 million, $152 million, $121 million, $105 million and $97 million, respectively.

Note 10. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of December 31, 2025	December 31, 2025	December 31, 2024
MEKO AB (1)	Europe	26.6%	$157	$157
Other			13	12
Total			$170	$169
(1)    As of December 31, 2025, the Level 1 fair value of our investment in MEKO AB ("Mekonomen") was $115 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. We evaluated our investment in Mekonomen for other-than-temporary impairment and concluded the decline in fair value was not other-than-temporary; however, a prolonged, material impairment may cause us to account for the decline as an other-than-temporary impairment in a future period, resulting in a charge in our Consolidated Statements of Income. Our share of the book value of Mekonomen's net assets exceeded the book value of our investment by $13 million; this difference is primarily related to Mekonomen's Accumulated Other Comprehensive Income balance as of our acquisition date in 2016. We record our equity in the net earnings of Mekonomen on a one quarter lag. We received $7 million in dividend payments from Mekonomen during the year ended December 31, 2025 and $5 million for each of the years ended December 31, 2024 and 2023.

Note 11. Warranty Reserve

We provide warranties against defects and product failures on certain of our products, including remanufactured engines and transmissions (warranty periods ranging from 12 to 48 months) and certain salvage mechanical products (warranty period of 6 months or 6,000 miles). We also offer limited lifetime warranties on certain collision sheet metal products.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the warranty reserve are as follows (in millions):

	2025	2024
Balance as of January 1,	$39	$35
Warranty expense	76	89
Warranty claims	(74)	(85)
Balance as of December 31,	$41	$39

Note 12. Revenue Recognition

Disaggregated Revenue

We report revenue in two categories: (i) parts and services and (ii) other.

Parts revenue is generated from the sale of alternative parts and vehicle products including collision parts, which are typically exterior components used in the collision repair process to restore a vehicle's appearance and safety; hard parts, which are typically internal components that are either mechanical in nature or functional components that are replaced as part of routine maintenance; major mechanical parts; and specialty products and accessories, which are vehicle products that improve the performance, functionality and appearance of vehicles. Services revenue includes additional services that are generally billed concurrently with the related product sales, such as the sale of service-type warranties, and diagnostic and repair services.

Other revenue includes sales of scrap and precious metals (platinum, palladium, and rhodium), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from furnace operations; all of which are typically acquired as byproducts of our salvage operations. Revenue from the sale of hulks in our North America segment is recognized based on a price per ton of delivered material when the customer (processor) collects the scrap.

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Year Ended December 31,
	2025	2024	2023
North America	$5,329	$5,465	$4,974
Europe	6,287	6,386	6,303
Specialty	1,690	1,654	1,665
Parts and services	13,306	13,505	12,942
North America	321	297	307
Europe	24	21	20
Other	345	318	327
Total revenue	$13,651	$13,823	$13,269

Variable Consideration

Amounts related to variable consideration on our Consolidated Balance Sheets are as follows (in millions):

		December 31,
	Classification	2025	2024
Return asset	Prepaid expenses and other current assets	$66	$66
Refund liability	Refund liability	122	125
Variable consideration reserve	Receivables, net of allowance for credit losses	148	136

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue
United States	$6,221	$6,305	$6,229
Germany	1,830	1,732	1,672
United Kingdom	1,656	1,692	1,679
Other countries	3,944	4,094	3,689
Total revenue	$13,651	$13,823	$13,269

Note 13. Restructuring and Transaction Related Expenses

Strategic Restructuring and Transformation Initiative

As part of executing our strategy to deliver profitable growth, drive a lean operating model and maximize returns on invested capital, we will, from time to time, engage in restructuring and business transformation initiatives. These initiatives can range in scope from broad changes such as centralizing and standardizing non-customer facing teams and divesting non-strategic assets, to targeted changes such as consolidating underutilized facilities and closing underperforming locations. Executing on these initiatives can take a few months to several years to fully implement depending on the scope and complexity of the initiative. Additionally, initiatives can change or expand based on the information obtained while executing on the initiative and when additional actions are identified.

In connection with changes to key leadership positions in Europe and North America, as well as changes within the business environments in which we operate, we are executing on new initiatives to transform our operational structures, processes and technologies across all segments to implement target operating models and refine our go to market strategies. Additionally, as a result of the above changes, the remaining actions related to the initiatives previously included in the 1 LKQ Europe Plan, such as implementing a common Enterprise Resource Planning ("ERP") platform, rationalizing product portfolios and creating a centralized back office function, will be incorporated into this broader enterprise-wide transformation and the related future spend will be incorporated under this plan. As such, the 1 LKQ Europe Plan was closed at the end of 2025 with the total incurred cost of $17 million after successfully establishing a European headquarters office, migrating certain functions to a central back office and integrating four regional businesses onto a common ERP platform. We anticipate we will incur approximately $65 million of cost in the next 12 months executing on the approved actions in connection with this initiative.

2024 Global Restructuring Plan

In the first quarter of 2024, we began a global restructuring initiative focused on enhancing profitability. This initiative included exiting businesses and markets that did not align with our strategic objectives and executing on opportunities to reduce costs, streamline operations and consolidate facilities. As we moved forward with our plan, we incurred impairments and other charges related to the disposal of long-lived assets, inventory, and other assets; costs for employee severance; lease termination charges and facility closure costs; and other contract termination charges. The largest portion of the activity came from the Europe segment. In 2024, we divested our operations in Slovenia and Bosnia to third parties and, certain operations in Poland to Mekonomen, an equity method investment of which we own 26.6%, and received a combination of cash and notes receivable. Our decision to exit these markets constituted a triggering event to evaluate certain long-lived assets for impairment, and as a result, we incurred impairment charges with the divestitures of Slovenia, Poland, and Bosnia. This plan was substantially completed in 2025 with a total incurred cost of $139 million.

Acquisition Integration Plans

After completing the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. There are no material Acquisition Integration Plans as of December 31, 2025.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the expenses incurred related to our restructuring plans (in millions):

		Year Ended December 31,
Plan	Expense Type	2025	2024	2023
2024 Global Plan	Employee related costs	$15	$35	$—
	Facility exit costs	11	7	—
	Inventory related costs (1)	—	13	—
	Asset impairments (2)	—	49	—
	Other costs, net	2	7	—
	Total	$28	$111	$—

2022 Global Plan	Employee related costs	$—	$2	$4
	Facility exit costs	—	3	7
	Inventory related costs (1)	—	—	2
	Other costs	—	—	2
	Total	$—	$5	$15

2019/2020 Global Plan	Facility exit costs	$—	$—	$1
	Total	$—	$—	$1

1 LKQ Europe Plan	Employee related costs	$2	$2	$1
	Facility exit costs	—	1	—
	Inventory related costs (1)	—	2	2
	Total	$2	$5	$3

Acquisition Integration Plans	Employee related costs	$—	$4	$23
	Facility exit costs	4	16	5
	Other costs	1	5	1
	Total	$5	$25	$29

Total restructuring expenses		$35	$146	$48
(1)    Recorded to Cost of goods sold in the Consolidated Statements of Income.
(2)    Related to impairment of assets in Property, plant and equipment, net and Prepaid expenses and other current assets on the Consolidated Balance Sheets.

The following table sets forth the cumulative plan costs by segment related to our restructuring plans (in millions):

	Cumulative Program Costs
	North America	Europe	Specialty	Total
2024 Global Plan	$30	$109	$—	$139
1 LKQ Europe Plan	—	17	—	17

Transaction Related Expenses

During the years ended December 31, 2025, 2024 and 2023, we incurred expenses totaling $7 million, $4 million and $21 million, respectively, for legal, accounting and advisory services related to completed and potential transactions.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stock-Based Compensation

In order to attract and retain employees, non-employee directors, consultants, and other persons associated with the Company, we grant equity-based awards under the LKQ Corporation 1998 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares approved by stockholders for issuance under the Equity Incentive Plan is 70 million shares, subject to anti-dilution and other adjustment provisions. We have granted RSUs, stock options, and restricted stock under the Equity Incentive Plan. Of the shares approved by stockholders for issuance under the Equity Incentive Plan, 6.2 million shares remained available for issuance as of December 31, 2025. We expect to issue new or treasury shares of common stock to cover past and future equity grants.

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

The Compensation and Human Capital Committee of our Board approved the grant of 223,778; 228,570; and 169,511 RSUs to our executives that included both a performance-based vesting condition and a time-based vesting condition in 2025, 2024, and 2023, respectively. The performance-based vesting conditions for the 2025, 2024, and 2023 grants to our executive officers have been satisfied.

The fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $25 million, $31 million, and $38 million, respectively; the fair value of RSUs vested is based on the market price of LKQ stock on the date vested.

The following table summarizes activity related to our RSUs under the Equity Incentive Plan for the year ended December 31, 2025 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2025	1.2	$50.85
Granted (2)	1.0	$41.02
Vested	(0.7)	$47.20
Forfeited / Canceled	(0.1)	$45.94
Unvested as of December 31, 2025	1.4	$46.02
Expected to vest after December 31, 2025	1.3	$45.99	2.7	$38
(1)    The aggregate intrinsic value of expected to vest RSUs represents the total pretax intrinsic value (the fair value of LKQ's stock on the last day of the period multiplied by the number of units) that would have been received by the holders had all the expected to vest RSUs vested. This amount changes based on the market price of LKQ’s common stock.
(2)    The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $51.61 and $56.57, respectively.

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

The fair value of PSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $1 million, $11 million, and $13 million respectively; the fair value of PSUs vested is based on the market price of LKQ stock on the date vested.

The following table summarizes activity related to our PSUs under the Equity Incentive Plan for the year ended December 31, 2025 (in millions, except years and per share amounts):

	Number Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Unvested as of January 1, 2025	0.3	$53.60
Granted (2)	0.2	$41.27
Performance-based adjustment (3)	(0.1)	$56.84
Unvested as of December 31, 2025	0.4	$45.20
Expected to vest after December 31, 2025	0.4	$45.27	1.6	$11
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
(2)    Represents the number of PSUs at target payout. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2024 and 2023 was $52.08 and $56.83, respectively.
(3)    Represents the net adjustment to the number of shares issuable upon vesting of performance-based PSUs based on the Company's actual financial performance metrics for the three year performance period ended December 31, 2025.

Stock-Based Compensation Expense

Stock-based compensation expense and the resulting tax benefits included in the Consolidated Statements of Income were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense(1)	$34	$30	$40
Income tax benefit	(7)	(7)	(9)
Stock-based compensation expense, net of tax	$27	$23	$31
(1)For the years ended December 31, 2025, 2024, and 2023, stock-based compensation included approximately $3 million, $1 million, and $1 million, respectively, for Self Service employees.

We did not capitalize any stock-based compensation costs during the years ended December 31, 2025, 2024, and 2023.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, unrecognized compensation expense related to unvested RSUs and PSUs is expected to be recognized as follows (in millions):

Unrecognized Compensation Expense
2026	$22
2027	14
2028	8
2029	4
Total unrecognized compensation expense	$48

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

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Income from continuing operations	$597	$669	$934
Denominator for basic earnings per share—Weighted-average shares outstanding	257.5	263.6	267.6
Effect of dilutive securities:
RSUs	0.3	0.2	0.5
PSUs	—	0.1	0.2
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	257.8	263.9	268.3
Basic earnings per share from continuing operations	$2.32	$2.54	$3.49
Diluted earnings per share from continuing operations (1)	$2.31	$2.54	$3.48
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(333)	$—	$11	$(1)	$(323)
Pretax income (loss)	90	(12)	(4)	—	74
Income tax effect	—	3	1	—	4
Reclassification of unrealized gain	—	(3)	(2)	—	(5)
Reclassification of deferred income taxes	—	1	—	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	9	9
Balance as of December 31, 2023	$(243)	$(11)	$6	$8	$(240)
Pretax (loss) income	(170)	7	(8)	—	(171)
Income tax effect	—	(2)	1	—	(1)
Reclassification of unrealized gain	—	(4)	—	—	(4)
Reclassification of deferred income taxes	—	1	—	—	1
Disposal of business	2	—	—	—	2
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(4)	(4)
Balance as of December 31, 2024	$(411)	$(9)	$(1)	$4	$(417)
Pretax income	347	1	14	—	362
Income tax effect	—	—	(2)	—	(2)
Reclassification of unrealized loss (gain)	—	1	(1)	—	—
Balance as of December 31, 2025	$(64)	$(7)	$10	$4	$(57)

Net unrealized losses and gains related to our pension plans were reclassified to Interest income and other income, net in the Consolidated Statements of Income during each of the years ended December 31, 2025, 2024, and 2023.

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Consolidated Statements of Income.

Note 17. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as part of our goal to improve our operating cash flows. These programs provide participating suppliers the opportunity to sell their LKQ receivables to financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreement between the suppliers and financial institutions. The financial institutions participate in the supply chain financing initiative on an uncommitted basis and can cease purchasing receivables from our suppliers at any time. Our obligation to our suppliers, including amount due and payment date, are not impacted by the supplier’s decision to sell amounts under these agreements. Our payment terms to the financial institutions, including the timing and amount of payments, are unchanged from the original supplier invoice. All outstanding payments owed under the supply chain finance programs with the participating financial institutions are recorded within Accounts payable on our Consolidated Balance Sheets. As of December 31, 2025 and 2024, we had $481 million and $416 million of Accounts payable outstanding under the arrangements, respectively.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of obligations confirmed and paid during the year is as follows (in millions):

	2025	2024
Balance as of January 1,	$416	$411
Invoices confirmed during the year	891	871
Confirmed invoices paid during the year	(876)	(840)
Impact of foreign currency	50	(26)
Balance as of December 31,	$481	$416

Note 18. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		December 31, 2025			December 31, 2024
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2027	5.19%		$500	5.83%		$500
Revolving credit facilities	December 2030	3.13%	(1)	1	5.86%	(1)	664

Senior Unsecured Term Loan Agreement:
Term loan payable	March 2029	3.81%		510	4.98%		487

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2028)	April 2028	4.13%		294	4.13%		259
Euro Notes (2031)	March 2031	4.13%		881	4.13%		777

Finance lease obligations		4.81%	(1)	106	4.96%	(1)	97
Other debt	Various through December 2030	3.21%	(1)	3	3.30%	(1)	11
Total debt				3,695			4,195
Less: long-term debt issuance costs and unamortized bond discounts				(32)			(33)
Total debt, net of debt issuance costs and unamortized bond discounts				3,663			4,162
Less: current maturities, net of debt issuance costs				(32)			(38)
Long-term debt, net of debt issuance costs and unamortized bond discounts				$3,631			$4,124
(1)    Interest rate derived via a weighted average.

Cash paid for interest was $230 million, $230 million and $197 million for the years ended December 31, 2025, 2024 and 2023, respectively.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled maturities of long-term obligations outstanding at December 31, 2025 are as follows (in millions):

Amount
2026	$32
2027	525
2028	1,112
2029	522
2030	9
Thereafter	1,495
Total debt (1)	$3,695
(1)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $32 million as of December 31, 2025).

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

On May 2, 2025 and June 20, 2025, we entered into Amendments No. 2 and No. 3 to the Senior Unsecured Credit Agreement, respectively. These amendments extended the maturity date of the Senior Unsecured Credit Agreement term loan facility from January 5, 2026 to January 5, 2027 as well as provided certain other immaterial modifications. On November 26, 2025 and December 17, 2025, we entered into Amendments No. 4 and 5 to the Senior Unsecured Credit Agreement, respectively, which extended the maturity date of the revolving credit facility from January 5, 2028 to December 17, 2030, as well as certain other immaterial modifications and administrative changes.

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

Proceeds from the Senior Unsecured Credit Agreement were used to repay the outstanding principal amount under our prior Senior Secured Credit Agreement, to pay fees and expenses related to the Senior Unsecured Credit Agreement, and for other general corporate purposes.

Senior Unsecured Term Loan Credit Agreement

For the financing related to the Uni-Select Acquisition, on March 27, 2023, we entered into the Senior Unsecured Term Loan Agreement ("CAD Note") which established an unsecured term loan facility of up to CAD 700 million. The CAD Note was funded on July 31, 2023, which was one business day prior to the consummation of the Uni-Select Acquisition.

The CAD Note contains customary covenants for an unsecured term loan for a company that has debt ratings that are investment grade, such as requirements to comply with a total leverage ratio and interest coverage ratio, each calculated in accordance with the terms of the CAD Note, and limits on the Company’s and its subsidiaries’ ability to incur liens and indebtedness.

On June 12, 2024, we entered into Amendment No. 1 to the CAD Note which replaced CDOR with CORRA. The variable interest rate applicable to the CAD Note may be (i) a forward-looking term rate based on CORRA for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread based on the Company’s debt rating and total leverage ratio. On June 20, 2025 we entered into Amendment No. 2 to the

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAD Note which included certain immaterial modifications. On November 26, 2025 and December 17, 2025, we entered into Amendments No. 3 and 4, respectively, to the CAD Note which extended the maturity date from July 27, 2026 to March 17, 2029, along with certain other immaterial modifications and administrative changes.

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

In connection with the sale of the U.S. Notes (2028/33), we entered into a Registration Rights Agreement, dated as of May 24, 2023 (the "Registration Rights Agreement"), with the Guarantors and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the U.S. Notes (2028/33) identified therein. Pursuant to the terms of the Registration Rights Agreement, on September 1, 2023, the Company and the Guarantors filed a Registration Statement on Form S-4 ("Form S-4") with respect to a registered offer to exchange (the "Exchange Offer") each series of U.S. Notes (2028/33) and related guarantees for new notes of such series (the "Exchange Notes") and new related guarantees, which has terms substantially identical in all material respects to the applicable series of U.S. Notes (2028/33) (except that the Exchange Notes do not contain terms with respect to transfer restrictions and Additional Interest). The Securities and Exchange Commission ("SEC") declared the Form S-4 effective on September 14, 2023. The Exchange Offer closed in the fourth quarter of 2023.

The U.S. Notes (2028) and U.S. Notes (2033) bear interest at rates of 5.75% and 6.25%, respectively, per year from the date of original issuance or from the most recent payment date on which interest has been paid or provided for. Interest on the U.S. Notes (2028/33) is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2023.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Euro Notes (2031)

On March 13, 2024, LKQ, together with its indirect, wholly-owned subsidiary, LKQ Dutch Bond B.V., a private company with limited liability, completed an offering and sale of €750 million aggregate principal amount of its 4.125% Notes due March 13, 2031 (“Euro Notes (2031)”). We used the net proceeds from this offering to (i) pay outstanding indebtedness, including all of the outstanding €500 million aggregate principal amount of senior notes due April 1, 2024 (the "Euro Notes (2024)") issued by the Company’s indirect wholly-owned subsidiary, LKQ Italia Bondco di LKQ Italia Bondco GP S.r.l e C.S.A.P.A. (formerly known as LKQ Italia Bondco S.p.A.), and (ii) pay accrued interest and related fees, premiums and expenses. The Euro Notes (2031) are governed by the Euro Notes (2031) Indenture, dated as of March 13, 2024.

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

Euro Notes (2028)

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Instruments Designated as Cash Flow Hedges

In February 2023, we entered into interest rate swap agreements to mitigate the risk of changing interest rates on our variable interest rate payments related to borrowings under our Senior Unsecured Credit Agreement. Under the terms of the interest rate swap agreements, we pay the fixed interest rate and receive a variable interest rate based on term SOFR that matches a contractually specified rate under the Senior Unsecured Credit Agreement. The agreements include a total $400 million notional amount that matured in February 2025 and a total $300 million notional amount maturing in February 2026 with a weighted average fixed interest rate of 4.23%. In March 2025, we entered into an interest rate swap agreement to replace the agreements that matured in February 2025 that included a total $400 million notional amount with a fixed interest rate of 4.11%. This agreement matured in November 2025. Changes in the fair value of the interest rate swaps are recorded in Accumulated other comprehensive loss and reclassified to Interest expense when the hedged interest payments affect earnings. The activity related to the interest rate swaps is classified in operating activities in our Consolidated Statements of Cash Flows as the activity relates to normal recurring settlements to match interest payments.

All of our interest rate swap contracts have been executed with counterparties that we believe are creditworthy, and we closely monitor the credit ratings of these counterparties.

As of December 31, 2025 and 2024, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions):

	December 31, 2025
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$300	Other accrued expenses	$—

	December 31, 2024
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$400	Other accrued expenses	$—
Interest rate swap agreements	300	Other noncurrent liabilities	(1)

The activity related to our cash flow hedges is included in Note 16, "Accumulated Other Comprehensive Income (Loss)." As of December 31, 2025, we estimate that $1 million of derivative losses (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Consolidated Statements of Income within the next 12 months.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To manage our foreign currency exposure on other non-functional currency denominated intercompany loans, we enter into short-term foreign currency forward contracts from time to time. We have not elected to apply hedge accounting for these transactions, and therefore the contracts are adjusted to fair value through our results of operations as of each balance sheet date. The effect on our results of operations for these contracts during the years ended December 31, 2025, 2024, and 2023, were not material. The fair values of these short-term derivative instruments that remained outstanding as of year-end were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Consolidated Balance Sheets and were not material at December 31, 2025 and 2024.

Additionally, we hold other short-term derivative instruments, including foreign currency forward contracts, to manage our exposure to variability in the cash flows related to inventory purchases denominated in a non-functional currency. We have not elected to apply hedge accounting for these transactions. The notional amount and fair value of these contracts at December 31, 2025 and 2024, along with the effect on our results of operations during the years ended December 31, 2025, 2024, and 2023, were not material. The fair values of these contracts were recorded in either Prepaid expenses and other current assets or Other accrued expenses on our Consolidated Balance Sheets.

Gross vs. Net Presentation for Derivative Instruments

While certain derivative instruments executed with the same counterparty are subject to master netting arrangements, we present our cash flow hedge and other derivative instruments on a gross basis on our Consolidated Balance Sheets. The impact of netting the fair values of these contracts would result in an immaterial decrease to Prepaid expenses and other current assets and Other accrued expenses on our Consolidated Balance Sheets at December 31, 2025 and 2024.

Note 20. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the year ended December 31, 2025, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$70	$—	$—	$70	$53	$—	$—	$53
Investments - equity securities	19	—	—	19	14	—	—	14
Total Assets	$89	$—	$—	$89	$67	$—	$—	$67
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$1	$—	$1
Contingent consideration liabilities	—	—	3	3	—	—	3	3
Total Liabilities	$—	$—	$3	$3	$—	$1	$3	$4

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Consolidated Balance Sheets. The balance sheet classification of the interest rate swap agreements is presented in Note 19, "Derivative Instruments and Hedging Activities." For contingent consideration liabilities, the entire portion is current at December 31, 2025 and is included in Other current liabilities, while at December 31, 2024, the current portion was included in Other current liabilities and the noncurrent portion was included in Other noncurrent liabilities on the Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at December 31, 2025 and 2024 to assume these obligations. The fair values of the U.S. Notes (2028), U.S. Notes (2033), Euro Notes (2028) and Euro Notes (2031) are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of December 31, 2025 and 2024, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $501 million and $1,164 million, respectively. As of December 31, 2025 and 2024, the fair value of the borrowings under the CAD Note reasonably approximated the carrying values of $510 million and $487 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of December 31, 2025 and December 31, 2024 (in millions):

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$827	$800	$814
U.S. Notes (2033)	600	642	600	620
Euro Notes (2028)	294	295	259	261
Euro Notes (2031)	881	902	777	796

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Leases

We have leases primarily for facilities, vehicles, and equipment.

The amounts recorded on the Consolidated Balance Sheets as of December 31, 2025 and 2024 related to our lease agreements are as follows (in millions):

		December 31,
Leases	Classification	2025	2024
Assets
Operating lease ROU assets, net	Operating lease assets, net	$1,332	$1,256
Finance lease assets, net	Property, plant and equipment, net	103	94
Total leased assets		$1,435	$1,350
Liabilities
Current
Operating	Current portion of operating lease liabilities	$253	$222
Finance	Current portion of long-term obligations	31	28
Noncurrent
Operating	Long-term operating lease liabilities, excluding current portion	1,145	1,093
Finance	Long-term obligations, excluding current portion	75	69
Total lease liabilities		$1,504	$1,412

The components of lease expense are as follows (in millions):

	Year Ended December 31,
Lease Cost	2025	2024	2023
Operating lease cost	$344	$325	$280
Short-term lease cost	19	19	20
Variable lease cost	131	131	111
Finance lease cost
Amortization of leased assets	31	25	18
Interest on lease liabilities	6	5	3
Sublease income	(5)	(5)	(5)
Net lease cost	$526	$500	$427

The future lease commitments under our leases at December 31, 2025 are as follows (in millions):

Years Ending December 31,	Operating leases	Finance leases (1)	Total
2026	$335	$36	$371
2027	298	28	326
2028	250	20	270
2029	204	13	217
2030	160	9	169
Thereafter	483	18	501
Future lease payments	1,730	124	1,854
Less: Interest	332	18	350
Present value of lease liabilities	$1,398	$106	$1,504
(1)     Amounts are included in the scheduled maturities of long-term obligations in Note 18, "Long-Term Obligations."

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, operating lease payments for leases that have not yet commenced totaled $70 million, which includes the synthetic lease arrangements discussed below. These operating leases will commence in the next 7 months with lease terms of 2 to 12 years. Most of these leases have not commenced because the assets are in the process of being constructed.

Synthetic Lease Arrangements

In the fourth quarter of 2024, we entered into two synthetic leases to finance the construction of salvage yard facilities, with an aggregate estimated cost of approximately $100 million. These leases have an aggregate future lease commitment of approximately $35 million as of December 31, 2025. The leases will commence upon completion of construction of the facilities which are expected to be in 2026. Each lease term is five years after commencement. At the end of the leases' terms, we will be required to purchase the facilities or, in the event that option is not elected, to request to extend the leases, or vacate the property and relocate. Upon each lease commencement, the lease classification, right-of-use asset, and lease liability will be determined and recorded. Each lease arrangement contains a residual value guarantee of 100% of the total construction cost. The synthetic leases contain covenants that are consistent with our Senior Unsecured Credit Agreement. See Note 18, "Long-Term Obligations" for further information on our Senior Unsecured Credit Agreement.

Other information related to leases is as follows:

	December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	7.0	7.3
Finance leases	6.1	6.4
Weighted-average discount rate
Operating leases	5.75%	5.80%
Finance leases	4.81%	4.96%

	Year Ended December 31,
Supplemental cash flows information (in millions) (1)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$347	$328	$299
Financing cash outflows from finance leases	30	28	19
Leased assets obtained in exchange for finance lease liabilities	31	49	49
Leased assets obtained in exchange for operating lease liabilities	306	384	310
(1)    Amounts presented contain results from both continuing and discontinued operations.

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status

The table below summarizes the funded status of the defined benefit plans (in millions):

	December 31,
	2025	2024
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$200	$202
Service cost	6	5
Interest cost	7	7
Participant contributions	2	2
Actuarial (gain) / loss	(8)	12
Benefits paid (1)	(6)	(11)
Settlement	(5)	(2)
Currency impact	21	(15)
Projected benefit obligation - end of year	$217	$200
Change in fair value of plan assets:
Fair value - beginning of year	$116	$119
Actual return on plan assets	10	10
Employer contributions	8	7
Participant contributions	2	2
Benefits paid	(6)	(11)
Settlement	(5)	(2)
Currency impact	12	(9)
Fair value - end of year	$137	$116
Funded status at end of year (liability)	$(80)	$(84)

Accumulated benefit obligation	$212	$194
(1)    Includes amounts paid from plan assets as well as amounts paid from Company assets.

The net amounts recognized for defined benefit plans on the Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2025	2024
Noncurrent assets	$6	$2
Current liabilities	4	4
Noncurrent liabilities	82	82

The following table summarizes the accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	December 31,
	2025	2024
Accumulated benefit obligation	$164	$184
Aggregate fair value of plan assets	83	105

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets (in millions):

	December 31,
	2025	2024
Projected benefit obligation	$170	$191
Aggregate fair value of plan assets	84	105

The table below summarizes the weighted-average assumptions used to calculate the year-end benefit obligations:

	December 31,
	2025	2024
Discount rate used to determine benefit obligation	3.6%	3.2%
Rate of future compensation increase	2.3%	2.5%

Net Periodic Benefit Cost

The table below summarizes the components of net periodic benefit cost for the defined benefit plans (in millions):

	Year Ended December 31,
	2025	2024	2023
Service cost	$6	$5	$4
Interest cost	7	7	6
Expected return on plan assets (1)	(5)	(5)	(3)
Amortization of actuarial (gain) loss (2)	(1)	—	(2)
Net periodic benefit cost	$7	$7	$5
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

The table below summarizes the weighted-average assumptions used to calculate the net periodic benefit cost in the table above:

	Year Ended December 31,
	2025	2024	2023
Discount rate used to determine service cost	3.2%	3.7%	3.4%
Discount rate used to determine interest cost	3.2%	3.7%	3.4%
Rate of future compensation increase	2.5%	2.6%	1.9%
Expected long-term return on plan assets (1)	4.2%	4.3%	3.1%
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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the pretax amounts recognized in Accumulated other comprehensive loss consisted of $15 million of net actuarial gains for our defined benefit plans that have not yet been recognized in net periodic benefit cost. Of this amount, we expect $2 million to be recognized as a component of net periodic benefit cost during the year ending December 31, 2026.

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

For the unfunded pension plans, we pay the defined benefit plan obligations when they become due. The table below summarizes the fair value of our defined benefit plan assets by asset category within the fair value hierarchy for the funded defined benefit pension plans (in millions):

	December 31,
	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Insurance contracts (1)	$—	$—	$67	$67	$—	$—	$62	$62
Other (2)	4	—	—	4	4	—	—	4
Assets measured by fair value hierarchy	$4	$—	$67	$71	$4	$—	$62	$66
Assets measured at net asset value (3)				66				50
Total pension plan assets at fair value				$137				$116
(1)    Investments in insurance contracts represents the cash surrender value of the insurance policy. These amounts are determined by an actuary based on projections of future benefit payments, discount rates, and expected long-term rate of return on assets.
(2)    Represents balances in a refundable tax account held with the Canada Revenue Agency.
(3)    Consists of international bonds, equity, real estate and other investments.

The following table summarizes the changes in fair value measurements of Level 3 investments for the defined benefit plans (in millions):

	December 31,
	2025	2024
Balance at beginning of year	$62	$66
Actual return on plan assets:
Relating to assets held at the reporting date	3	1
Purchases, sales and settlements	(3)	(3)
Currency impact	5	(2)
Balance at end of year	$67	$62

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

Employer Contributions and Estimated Future Benefit Payments

During the year ended December 31, 2025, we contributed $8 million to our pension plans. We estimate that contributions to our pension plans during 2026 will be $8 million.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes estimated future benefit payments as of December 31, 2025 (in millions):

Years Ending December 31,	Amount
2026	$9
2027	10
2028	10
2029	11
2030	11
2031 - 2035	62

Note 23. Income Taxes

The provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$135	$123	$139
State	35	38	40
Foreign	109	140	117
Total current provision for income taxes	$279	$301	$296
Deferred:
Federal	$(58)	$(24)	$6
State	(10)	(3)	2
Foreign	(7)	(9)	—
Total deferred (benefit) provision for income taxes	$(75)	$(36)	$8
Total:
Federal	$77	$99	$145
State	25	35	42
Foreign	102	131	117
Provision for income taxes	$204	$265	$304

Income taxes have been based on the following components of income from continuing operations before provision for income taxes (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$371	$545	$783
Foreign	429	381	440
Income from continuing operations before provision for income taxes	$800	$926	$1,223

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of state credits and federal tax impact	2.6%	2.8%
Impact of rates on international operations	2.3%	1.2%
Change in valuation allowances	1.2%	0.9%
Non-deductible expenses	0.6%	1.2%
Gains on foreign exchange contracts - acquisition related	—%	(0.8)%
Other, net	1.0%	(1.5)%
Effective tax rate	28.7%	24.8%

The effective income tax rate for the tax year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in millions):

	Year Ended December 31, 2025
U.S. federal statutory rate	$168	21.0%
State income taxes, net of state credits and federal tax impact (1)	16	2.1%
Foreign tax effects
Switzerland
Deductible impairment	(9)	(1.2)%
Other	1	0.1%
Germany
Subnational income taxes - trade taxes	19	2.4%
Enacted changes in tax laws or rates	(11)	(1.4)%
Other	(11)	(1.4)%
Other foreign jurisdictions	21	2.8%
Effect of cross-border tax laws	(2)	(0.2)%
Tax credits	(2)	(0.3)%
Changes in valuation allowances	2	0.2%
Non-taxable or non-deductible expenses
Non-deductible impairment	10	1.3%
Other	2	0.2%
Changes in unrecognized tax benefits	1	0.1%
Other adjustments	(1)	(0.2)%
Effective tax rate	$204	25.5%
(1)     State taxes in California, Illinois, Florida, Texas, Pennsylvania, New York, and Michigan made up the majority (greater than 50 percent) of the tax effect in this category.

Undistributed earnings of our foreign subsidiaries amounted to approximately $2,399 million at December 31, 2025. Beginning in 2018, the Tax Cuts and Jobs Act generally provided a 100% participation exemption from further U.S. taxation of dividends received from 10-percent or more owned foreign corporations held by U.S. corporate shareholders. Although foreign dividend income is generally exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, either as a result of the participation exemption, or due to the previous taxation of such earnings under the transition tax and Global Intangible Low-Taxed Income regime ("GILTI") regimes, companies must still apply the guidance of ASC 740: Income Taxes to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Further, the 2017 transition tax reduced a majority of the previous outside basis differences in our foreign subsidiaries, and most of any new differences arising have extensive interaction with the GILTI regime.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on a review of our global financing and capital expenditure requirements as of December 31, 2025, we continue to plan to permanently reinvest the undistributed earnings of our international subsidiaries. Thus, no deferred U.S. income taxes or potential foreign withholding taxes have been recorded. Due to the complexity of the U.S. tax regime, it remains impractical to estimate the amount of deferred taxes potentially payable were such earnings to be repatriated.

The Organization for Economic Co-operation and Development ("OECD") released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. On January 5, 2026 the OECD released guidance providing for a Side-by-Side package available for U.S. parented groups beginning for fiscal years beginning on or after January 1, 2026. We have evaluated the developments and do not anticipate any material impact on our financial position, results of operations, or cash flows. We will continue to monitor as additional guidance becomes available.

On July 4, 2025, new U.S. tax legislation was signed into law, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA includes the acceleration of fixed asset depreciation, modifications to the capitalization of domestic research and development expenses, modifications to the limitations to the deductibility of interest expense, and modifications to certain international provisions. These new provisions take effect starting in 2025 through 2027. The Company has evaluated the OBBBA enacted during the year and estimated its impact on the consolidated financial statements to be immaterial. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

The significant components of the deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2025	2024
Deferred Tax Assets:
Accrued expenses and reserves	$42	$57
Qualified and nonqualified retirement plans	19	20
Inventory	30	10
Accounts receivable	18	22
Interest deduction carryforwards	31	30
Stock-based compensation	8	9
Operating lease liabilities	335	346
Net operating loss carryforwards	29	38
Other	32	44
Total deferred tax assets, gross	544	576
Less: valuation allowance	(52)	(51)
Total deferred tax assets	$492	$525
Deferred Tax Liabilities:
Goodwill and other intangible assets	$304	$373
Property, plant and equipment	90	96
Trade names	74	79
Operating lease assets, net	323	336
Other	16	10
Total deferred tax liabilities	$807	$894
Net deferred tax liability	$(315)	$(369)

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are reflected on the Consolidated Balance Sheets as follows (in millions):

	December 31,
	2025	2024
Noncurrent deferred tax assets	$16	$17
Noncurrent deferred tax liabilities	331	386

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in Other noncurrent assets and Deferred income taxes, respectively, on the Consolidated Balance Sheets.

We have net operating loss carryforwards, primarily for certain international tax jurisdictions, the tax benefits of which totaled approximately $29 million and $38 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, we had tax credit carryforwards for U.S. and certain U.S. state jurisdictions, the tax benefits of which totaled approximately $4 million and $3 million, respectively. As of December 31, 2025 and 2024, we had interest deduction carryforwards in Italy the tax benefits of which totaled $31 million and $30 million, respectively. As of December 31, 2025 and 2024, valuation allowances of $52 million and $51 million, respectively, were recorded for deferred tax assets related to the foreign interest deduction carryforwards, certain foreign and U.S. net operating loss carryforwards, tax credit, and capital loss carryforwards.

The majority of the net operating losses will generally carry forward until 2035 to 2044. The interest deduction carryforwards in Italy do not expire. Realization of these deferred tax assets is dependent on the generation of sufficient taxable income prior to the expiration dates, where applicable, or in the case of interest deduction carryforward, subject to legislative thin capitalization constraints, typically based on profitability. Based on historical and projected operating results, we believe that it is more likely than not that earnings will be sufficient to realize the deferred tax assets for which valuation allowances have not been provided. While we expect to realize the deferred tax assets, net of valuation allowances, changes in tax laws or in estimates of future taxable income may alter this expectation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2025	2024	2023
Balance at January 1,	$28	$8	$5
Additions for acquired tax positions	—	—	6
Additions based on tax positions related to the current year	2	10	—
Additions based on tax positions related to prior years	3	15	3
Reductions for tax positions of prior year	(18)	—	(1)
Lapse of statutes of limitations	—	(3)	(5)
Settlements with taxing authorities	(1)	(2)	—
Cumulative translation adjustment	1	—	—
Balance at December 31,	$15	$28	$8

Included in the balance of unrecognized tax benefits above as of December 31, 2025, 2024 and 2023, are approximately $15 million, $10 million and $8 million, respectively that, if recognized, would affect the effective tax rate. The balance of unrecognized tax benefits at December 31, 2025, 2024 and 2023 includes an insignificant amount, $18 million, and an insignificant amount of tax benefits that, if recognized, would result in adjustments to deferred taxes.

We recognize interest and penalties accrued related to unrecognized tax benefits as income tax expense. As of the years ended December 31, 2025, 2024 and 2023, we had accumulated interest and penalties of $1 million, attributable to the unrecognized tax benefits noted above. During each of the years ended December 31, 2025, 2024 and 2023, we recorded $1 million or less of interest and penalties through the income tax provision, prior to any reversals for lapses in the statutes of limitations and settlements.

The Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various U.S. state and international jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or international income tax examinations by tax authorities for years before 2019. Adjustments from examinations, if any, are not expected to have a material effect on our Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of income taxes paid (net of refunds) are as follows (in millions):

Year Ended December 31, 2025
Federal	$150
State	32
Foreign
Germany	27
United Kingdom	25
Canada	18
Other	48
Total foreign	118
Total net income taxes paid	$300

Net income taxes paid were $322 million and $305 million for years ended December 31, 2024 and 2023, respectively.

Note 24. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents as reported on the Consolidated Balance Sheets to Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in millions):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$319	$234
Restricted cash included in Other noncurrent assets (1)	13	5
Cash, cash equivalents and restricted cash	$332	$239
(1)     Represents cash held with our captive insurance subsidiary for payments on self-insured claims.

Note 25. Investment in Loan Receivable

In 2025, in connection with extending additional credit, we modified the terms of a loan with a supplier to give us the option to acquire the net assets of the supplier for the amount of the loan in the event of default. The net outstanding balance of the loans, including accrued interest and credit loss reserve, was $69 million and $51 million at December 31, 2025 and December 31, 2024, respectively.

The loans are recognized at amortized cost and presented as loan receivables, with $49 million and $20 million reported in Receivables, net of allowance for credit losses as of December 31, 2025 and 2024, respectively, and the remaining balance presented in Other noncurrent assets on the Consolidated Balance Sheets.
Variable Interest Entity
Due to the significant amount of subordinated financial support that the loans represent to the supplier, we determined that the supplier is a variable interest entity (“VIE”). We are also a significant customer of the supplier domestically, with purchases under our exclusive distribution agreements historically representing a meaningful portion of the supplier's revenue. However, we do not represent the primary beneficiary of the VIE, as we do not hold the power to direct the activities that most significantly impact the supplier's economic performance. Specifically, the kick-out rights provided by our option to acquire the supplier only become effective upon loan default and control will occur upon acquisition completion. Therefore, the conditions necessary for us to hold such power have not been met and, as such, we do not consolidate the entity. The maximum exposure to loss that we could experience with respect to the supplier is limited to the net amount of our receivables on our Consolidated Balance Sheet, which was $69 million at December 31, 2025.

Note 26. Segment and Geographic Information

We have three operating segments: North America; Europe; and Specialty, each of which is presented as a reportable segment. The segments are organized based on a combination of geographic regions served and the types of product lines offered. They are managed separately, as each business serves distinct customer bases and is impacted by different economic conditions.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	North America	Europe	Specialty	Eliminations	Consolidated
Year Ended December 31, 2025
Revenue:
Third Party	$5,650	$6,311	$1,690	$—	$13,651
Intersegment	1	—	3	(4)	—
Total segment revenue	$5,651	$6,311	$1,693	$(4)	$13,651

Less: (1)
Cost of goods sold	3,232	3,884	1,274
Selling, general and administrative expenses	1,622	1,872	319
Other segment items (2)	(17)	(29)	(11)
Segment EBITDA	$814	$584	$111	$—	$1,509
Total depreciation and amortization (3)	$197	$180	$32	$—	$409
Year Ended December 31, 2024
Revenue:
Third Party	$5,762	$6,407	$1,654	$—	$13,823
Intersegment	1	—	3	(4)	—
Total segment revenue	$5,763	$6,407	$1,657	$(4)	$13,823

Less: (1)
Cost of goods sold	3,252	3,953	1,238
Selling, general and administrative expenses	1,588	1,855	315
Other segment items (2)	(17)	(35)	(9)
Segment EBITDA	$940	$634	$113	$—	$1,687
Total depreciation and amortization (3)	$198	$160	$34	$—	$392
Year Ended December 31, 2023
Revenue:
Third Party	$5,281	$6,323	$1,665	$—	$13,269
Intersegment	1	—	3	(4)	—
Total segment revenue	$5,282	$6,323	$1,668	$(4)	$13,269

Less: (1)
Cost of goods sold	2,796	3,886	1,238
Selling, general and administrative expenses	1,550	1,842	305
Other segment items (2)	(23)	(19)	(9)
Segment EBITDA	$959	$614	$134	$—	$1,707
Total depreciation and amortization (3)	$121	$150	$32	$—	$303
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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Year Ended December 31,
	2025	2024	2023
Net income	$608	$693	$938
Less: net income attributable to continuing noncontrolling interest	1	3	2
Net income attributable to LKQ stockholders	607	690	936
Less: net income from discontinued operations	11	24	4
Net income from continuing operations attributable to LKQ stockholders	596	666	932
Adjustments:
Depreciation and amortization	409	392	303
Interest expense, net of interest income	207	220	162
Loss on debt extinguishment	—	—	1
Provision for income taxes	204	265	304
Equity in earnings of unconsolidated subsidiaries (1)	(1)	(8)	(15)
Gains on foreign exchange contracts - acquisition related (2)	—	—	(49)
Equity investment fair value adjustments	(1)	2	2
Restructuring and transaction related expenses (3)	42	135	65
Restructuring expenses - cost of goods sold (3)	—	15	4
Gains on previously held equity interests	—	—	(3)
Direct impacts of Ukraine/Russia conflict (4)	1	—	—
Impairment of net assets held for sale	—	—	1
Impairment of goodwill (5)	52	—	—
Segment EBITDA	$1,509	$1,687	$1,707
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
(5)    Refer to Note 9, "Intangible Assets" for further information.

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents capital expenditures by reportable segment (in millions):

	Year Ended December 31,
	2025	2024	2023
Capital Expenditures
North America	$76	$143	$118
Europe	122	134	163
Specialty	13	21	41
Total capital expenditures	$211	$298	$322

The following table presents assets by reportable segment (in millions):

	December 31, 2025	December 31, 2024
Receivables, net of allowance for credit losses
North America	$495	$483
Europe	552	528
Specialty	157	102
Total receivables, net of allowance for credit losses	1,204	1,113
Inventories
North America	1,479	1,411
Europe	1,496	1,323
Specialty	451	449
Total inventories	3,426	3,183
Property, plant and equipment, net
North America	651	675
Europe	695	619
Specialty	106	115
Total property, plant and equipment, net	1,452	1,409
Operating lease assets, net
North America	641	668
Europe	544	467
Specialty	147	121
Total operating lease assets, net	1,332	1,256
Other unallocated assets	7,723	7,994
Total assets	$15,137	$14,955

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

LKQ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our tangible long-lived assets by geographic area (in millions):

	December 31, 2025	December 31, 2024
Long-lived assets
United States	$1,313	$1,350
Germany	369	312
United Kingdom	321	296
Other countries	781	707
Total long-lived assets	$2,784	$2,665

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of LKQ Corporation's management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that LKQ Corporation and subsidiaries' (the "Company") disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting dated February 19, 2026

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board.

Based on this assessment, management determined that, as of December 31, 2025, the Company maintained effective internal control over financial reporting. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements of the Company included in this report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

None of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” during the quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2026 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

Our executive officers, their ages, and their positions with us as of January 1, 2026 are set forth below. Our executive officers are elected by and serve at the discretion of our Board.

Name	Age	Position
Justin L. Jude	50	President, Chief Executive Officer and Director
Michael S. Clark	51	Senior Vice President - Policy and Administration
Todd G. Cunningham	47	Vice President - Finance and Controller
Genevieve L. Dombrowski	49	Senior Vice President - Human Resources
Rick Galloway	47	Senior Vice President and Chief Financial Officer
Andy Hamilton	51	Senior Vice President & President and Managing Director of LKQ Europe
Walter P. Hanley	59	Senior Vice President - Business Development and Strategy
Matthew J. McKay	48	Senior Vice President - General Counsel & Corporate Secretary
John R. Meyne	64	Senior Vice President & President of North America

Justin L. Jude became President and Chief Executive Officer in July 2024. Prior thereto, Mr. Jude was our Executive Vice President and Chief Operating Officer from January 2024 to June 2024 and Senior Vice President of Operations – Wholesale Parts Division from July 2015 to December 2023. Mr. Jude has been with LKQ since February 2004 in various roles, including President of Keystone Automotive Operations, Inc., our specialty automotive business, from June 2014 to July 2015, Vice President – Information Systems (North America) from February 2011 to May 2014, and Vice President – Supply Chain from March 2008 to February 2011.

Michael S. Clark became our Senior Vice President, Policy and Administration in May 2024. Prior thereto, he served as our Vice President, Finance and Controller from February 2011 to May 2024 and Assistant Controller from May 2008 to February 2011. Prior to joining LKQ, he was the SEC Reporting Manager of FMC Technologies, Inc., a global provider of technology solutions for the energy industry, from December 2004 to May 2008. Before joining FMC Technologies, Mr. Clark, a certified public accountant (inactive), worked in public accounting for more than eight years, leaving as a Senior Manager in the audit practice of Deloitte & Touche.

Todd G. Cunningham became our Vice President, Finance and Controller in May 2024. Prior thereto, Mr. Cunningham served as our Assistant Controller from June 2021 to May 2024, Vice President, Corporate Audit from February 2018 to June 2021, Finance Director at Euro Car Parts from July 2015 to February 2018, and in various other financial reporting and analysis roles since joining LKQ in July 2008. Mr. Cunningham, a certified public accountant (inactive), began his career in public accounting with Arthur Andersen (and subsequently Deloitte) as an auditor with clients in various industries, including consumer services, manufacturing and distribution.

Genevieve L. Dombrowski became our Senior Vice President of Human Resources in March 2021. Prior to joining LKQ, she held various leadership positions within the HR function of Republic Services from May 2011 to February 2021, most recently serving as Vice President of Talent. Prior to Republic Services, Ms. Dombrowski worked as an HR leader for six years with Aramark in its Sports and Entertainment line of business from February 2005 to May 2011.

Rick Galloway became our Senior Vice President and Chief Financial Officer in September 2022. Prior thereto, he served as our Chief Financial Officer of our North America segment from July 2019 to September 2022. Prior to joining LKQ, Mr. Galloway held various positions at Alcoa Corporation from 2010 to 2019, including Chief Financial Officer of Alcoa’s Engineered Products and Solutions division, a business that consisted of 97 manufacturing facilities across the globe. Mr. Galloway began his career in public accounting with Grant Thornton as an auditor with clients in various fields, including manufacturing, oil and gas, non-profit, and government.

Andy Hamilton became our Senior Vice President of LKQ Corporation and President and Managing Director of LKQ Europe in January 2024. In 2010, he joined Euro Car Parts, which was acquired by LKQ in 2011. During his tenure at Euro Car Parts, Mr. Hamilton held several executive roles through the end of 2015, the last of which was Chief Operating Officer. In 2016, Mr. Hamilton was appointed Chief Commercial Officer of LKQ Europe, where he was responsible for several key pan-European projects related to digital strategy, revenue optimization, and category and product management. From 2019 through 2023, Mr. Hamilton served as the Chief Executive Officer of LKQ Euro Car Parts. Prior to joining LKQ, Mr. Hamilton held a variety of management roles for Halfords Group, the UK's leading automotive and leisure retailer.

Walter P. Hanley became our Senior Vice President of Business Development and Strategy in October 2024. Prior thereto, he served as our Senior Vice President of Development from December 2005 to October 2024 and Vice President of Development, Associate General Counsel and Assistant Secretary from December 2002 to December 2005. Prior to joining LKQ, Mr. Hanley served as Senior Vice President, General Counsel and Secretary of Blue Chip Casino, Inc., an owner and operator of a riverboat gaming vessel in Michigan City, Indiana, from July 1996 until November 1999. Mr. Hanley served as Vice President and Associate General Counsel of Flynn Enterprises, Inc. from May 1995 until February 1998 and as Associate General Counsel of Discovery Zone, Inc. from March 1993 until May 1995. Prior to March 1993, Mr. Hanley practiced corporate and securities law with the law firm of Bell, Boyd & Lloyd LLP (now known as K&L Gates LLP). Mr. Hanley is a member of the Board of Directors of MEKO AB, an automotive spare parts chain in the Nordic region, of which we own approximately 26.6%.

Matthew J. McKay became our Senior Vice President, General Counsel and Corporate Secretary in March 2021. Prior thereto, he served as our Senior Vice President of Human Resources from June 2016 to March 2021 and Associate General Counsel from December 2007 to May 2016. Prior to joining LKQ, Mr. McKay served as a law clerk for Judge William Bauer at the United States Court of Appeals for the Seventh Circuit.

John R. Meyne became our Senior Vice President of LKQ Corporation and President of North America in January 2024. Prior thereto, he served as our East Division Vice President of North America from 2022 through 2023, Regional Vice President for the Southeast Region of our North America segment from 2011 through 2021, and various other leadership roles since joining LKQ in July 2009. Prior to joining LKQ, Mr. Meyne began his career in our industry with Keystone Automotive Industries, Inc. in 1987, and started his own aftermarket collision parts company in 2006, which was acquired by LKQ in 2009.

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

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2025 (in millions):

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders
Restricted stock units	1.4	$—
Performance-based restricted stock units	0.4	$—
Total equity compensation plans approved by stockholders	1.8		6.2
Equity compensation plans not approved by stockholders	—	$—	—
Total	1.8		6.2

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

(b) Exhibits

Exhibit Number	Description
2.1*	Arrangement Agreement, dated as of February 26, 2023, by and among LKQ Corporation, Uni-Select Inc. and 9485-4692 Québec Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on February 28, 2023).
3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Amended and Restated Bylaws of LKQ Corporation, as amended as of November 6, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on November 9, 2023).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 10, 2024).

4.1	Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, Registration No. 333-107417 filed with the SEC on September 12, 2003).
4.2	Indenture dated as of April 9, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, the trustee, paying agent, transfer agent, and registrar (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 8-K filed with the SEC on April 12, 2018).
4.3	Supplemental Indenture dated as of July 16, 2018 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.6 to the Company's report on Form 10-Q filed with the SEC on August 6, 2018).
4.4	Supplemental Indenture dated as of June 21, 2019 among LKQ European Holdings B.V., as Issuer, LKQ Corporation, certain subsidiaries of LKQ Corporation, as Guarantors, and BNP Paribas Trust Corporation UK Limited, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on August 2, 2019).
4.5	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.21 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
4.6	Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on January 6, 2023).
4.7	Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on March 28, 2023).
4.8	Indenture dated as of May 24, 2023 among LKQ Corporation, as Issuer, the Guarantors, and U.S. Bank Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on May 26, 2023).
4.9	Supplemental Indenture dated as of February 15, 2024 among LKQ Corporation, as Issuer, certain subsidiaries of LKQ Corporation, as Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.21 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).

Exhibit Number	Description
4.10	Indenture, dated as of March 13, 2024, among LKQ Dutch Bond B.V., as Issuer, LKQ Corporation, as a guarantor, the other guarantors identified therein, U.S. Bank Trust Company, National Association, as trustee, registrar and transfer agent, and Elavon Financial Services DAC, as paying agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on March 14, 2024).
4.11	Supplemental Indenture, dated as of March 13, 2024, among LKQ Dutch Bond B.V., as Issuer, LKQ Corporation, as a guarantor, the other guarantors identified therein, U.S. Bank Trust Company, National Association, as trustee, registrar and transfer agent, and Elavon Financial Services DAC, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K filed with the SEC on March 14, 2024).
4.12	Form of 4.125% Note due 2031 (incorporated herein by reference to Exhibit 4.3 (included in Exhibit 4.2) to the Company’s report on Form 8-K filed with the SEC on March 14, 2024).
4.13	Amendment No. 1 dated as of June 5, 2024 to the Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company's report on Form 10-Q filed with the SEC on July 25, 2024).
4.14	Amendment No. 1 dated as of June 12, 2024 to the Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 10-Q filed with the SEC on July 25, 2024).
4.15	Amendment No. 2 to the Credit Agreement, dated as of May 2, 2025, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on May 5, 2025).
4.16	Amendment No. 2 dated as of June 20, 2025 to the Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 10-Q filed with the SEC on July 24, 2025).
4.17	Amendment No. 3 dated as of June 20, 2025 to the Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 10-Q filed with the SEC on July 24, 2025).
4.18	Amendment No. 3, dated as of November 26, 2025, to Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.4 to the Company’s report on Form 8-K filed with the SEC on December 18, 2025).
4.19	Amendment No. 4, dated as of November 26, 2025, to Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.3 to the Company’s report on Form 8-K filed with the SEC on December 18, 2025).
4.20	Amendment No. 4, dated as of December 17, 2025, to Term Loan Credit Agreement, dated as of March 27, 2023, by and among LKQ Corporation as borrower, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to the Company’s report on Form 8-K filed with the SEC on December 18, 2025).
4.21	Amendment No. 5, dated as of December 17, 2025, to Credit Agreement, dated as of January 5, 2023, by and among LKQ Corporation and certain additional subsidiaries of LKQ Corporation, as borrowers, certain financial institutions, as lenders, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed with the SEC on December 18, 2025).
10.1**	LKQ Corporation 401(k) Plus Plan dated August 1, 1999 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.2**	Amendment to LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.3**	Trust for LKQ Corporation 401(k) Plus Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).
10.4**	LKQ Corporation 401(k) Plus Plan II, as amended and restated effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 10-K filed with the SEC on March 1, 2019).
10.5**	LKQ Corporation 1998 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed with the SEC on November 1, 2016).

Exhibit Number	Description
10.6**
Form of LKQ Corporation Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.6 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).

10.7**	Form of LKQ Corporation Deferred Restricted Stock Unit Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).
10.8**	Form of LKQ Corporation Restricted Stock Unit Agreement for Employees (incorporated herein by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on February 25, 2022).
10.9**	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 1 Award) (incorporated herein by reference to Exhibit 10.7 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.10**	Form of LKQ Corporation Performance-Based Restricted Stock Unit Agreement (PSU 2 Award) (incorporated herein by reference to Exhibit 10.8 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.11**	LKQ Corporation Cash Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s report on Form 10-Q filed with the SEC on May 2, 2019).
10.12**	Form of LKQ Corporation Annual Cash Bonus Award Memorandum (incorporated herein by reference to Exhibit 10.10 to the Company's report on Form 10-K filed with the SEC on February 27, 2020).
10.13**	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum - ESG Modifier (incorporated herein by reference to Exhibit 10.11 to the Company's report on Form 10-K filed with the SEC on February 26, 2021).
10.14**	Form of LKQ Corporation Long-Term Cash Incentive Award Memorandum.
10.15**
Form of Indemnification Agreement between directors and officers of LKQ Corporation and LKQ Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Registration No. 333-107417 filed with the SEC on July 28, 2003).

10.16**	Change of Control Agreement between LKQ Corporation and Walter P. Hanley dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.17**	Change of Control Agreement between LKQ Corporation and Michael S. Clark dated as of July 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.18**	Change of Control Agreement between LKQ Corporation and Justin L. Jude dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.32 to the Company’s report on Form 10-K filed with the SEC on February 25, 2016).
10.19**	Change of Control Agreement between LKQ Corporation and Matthew J. McKay dated as of June 1, 2016 (incorporated herein by reference to Exhibit 10.34 to the Company's report on Form 10-K filed with the SEC on February 27, 2017).
10.20**	Change of Control Agreement between LKQ Corporation and Genevieve L. Dombrowski dated as of March 22, 2021 (incorporated herein by reference to Exhibit 10.24 to the Company's report on Form 10-K filed with the SEC on February 25, 2022).
10.21**	Change of Control Agreement between LKQ Corporation and Rick Galloway dated as of September 15, 2022 (incorporated herein by reference to exhibit 10.4 of the Company's report on Form 10-Q filed with the SEC on November 1, 2022).
10.22**	Change of Control Agreement between LKQ Corporation and Andy Hamilton dated as of January 1, 2024 (incorporated herein by reference to Exhibit 10.23 to the Company's report on Form 10-K filed with the SEC on February 22, 2024).
10.23**	Change of Control Agreement between LKQ Corporation and John R. Meyne dated as of January 1, 2024 (incorporated herein by reference to Exhibit 10.24 to the Company's report on Form 10-K filed with the SEC on February 22, 2024).
10.24**	Change of Control Agreement between LKQ Corporation and Todd G. Cunningham dated as of May 1, 2024 (incorporated herein by reference to exhibit 10.1 of the Company's report on Form 10-Q filed with the SEC on July 25, 2024).
10.25**	LKQ Severance Policy for Key Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on July 28, 2014).
10.26**	Memorandum dated as of September 14, 2022 from Dominick Zarcone to Rick Galloway (incorporated herein by reference to Exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on September 20, 2022).
10.27**	Employment Agreement dated April 1, 2024 between LKQ Europe GmbH, an indirect wholly-owned subsidiary of LKQ Corporation, and Andy Hamilton.

Exhibit Number	Description
10.28**	LKQ Corporation Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.29 to the Company's report on Form 10-K filed with the SEC on February 23, 2023).
10.29	Cooperation Agreement, dated as of February 5, 2025, by and among LKQ Corporation, Ancora Catalyst Institutional, LP, Engine Capital, LP, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on February 6, 2025).
10.30	First Amendment to Cooperation Agreement, dated as of May 14, 2025, by and among LKQ Corporation, Ancora Catalyst Institutional, LP, Engine Capital, LP, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed with the SEC on May 14, 2025).
19.1	LKQ Corporation Policy on Insider Trading (incorporated herein by reference to Exhibit 19.1 to the Company's report on Form 10-K filed with the SEC on February 20, 2025).
21.1	List of subsidiaries, jurisdictions and assumed names.
22.1	Subsidiary Guarantors of Guaranteed Securities.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	LKQ Corporation Policy for Recoupment of Incentive Compensation (incorporated herein by reference to Exhibit 97.1 to the Company’s report on Form 10-K filed with the SEC on February 22, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC or its staff upon request.

** Identifies management contract or compensatory plans, contracts or arrangements required to be filed as an exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2026.

LKQ CORPORATION

By:	/s/ JUSTIN L. JUDE
Justin L. Jude
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Signature	Title

/s/ JUSTIN L. JUDE	President and Chief Executive Officer, Director
Justin L. Jude	(Principal Executive Officer)

/s/ RICK GALLOWAY	Senior Vice President and Chief Financial Officer
Rick Galloway	(Principal Financial Officer)

/s/ TODD G. CUNNINGHAM	Vice President—Finance and Controller
Todd G. Cunningham	(Principal Accounting Officer)

/s/ PATRICK BERARD	Director
Patrick Berard

/s/ ANDREW CLARKE	Director
Andrew Clarke

/s/ MEG ANN DIVITTO	Director
Meg Ann Divitto

/s/ SUE GOVE	Director
Sue Gove

/s/ JOHN W. MENDEL	Director
John W. Mendel

/s/ JAMES S. METCALF	Director
James S. Metcalf

/s/ MICHAEL POWELL	Director
Michael Powell

/s/ XAVIER URBAIN	Director
Xavier Urbain