Form 10-Q
period 2026-03-31
LKQ CORP
filed 2026-04-30
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

At April 23, 2026, the registrant had outstanding an aggregate of 254,790,835 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$3,469	$3,327
Cost of goods sold	2,138	2,014
Gross margin	1,331	1,313
Selling, general and administrative expenses	994	949
Restructuring and transaction related expenses	33	11
Depreciation and amortization	87	86
Operating income	217	267
Other expense (income):
Interest expense	53	57
Interest income and other income, net	(3)	(10)
Total other expense, net	50	47
Income from continuing operations before provision for income taxes	167	220
Provision for income taxes	44	61
Equity in losses of unconsolidated subsidiaries	46	1
Income from continuing operations	77	158
Net income from discontinued operations	2	11
Net income	$79	$169

Basic earnings per share:
Income from continuing operations	$0.30	$0.61
Net income from discontinued operations	0.01	0.04
Net income	$0.31	$0.65

Diluted earnings per share:
Income from continuing operations	$0.30	$0.61
Net income from discontinued operations	0.01	0.04
Net income	$0.31	$0.65

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$79	$169

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(71)	100
Net change in unrealized gains/losses on pension plans, net of tax	—	1
Other comprehensive (loss) income from unconsolidated subsidiaries	(5)	3
Other comprehensive (loss) income	(76)	104

Comprehensive income	$3	$273

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$335	$319
Receivables, net of allowance for credit losses	1,456	1,204
Inventories	3,354	3,426
Prepaid expenses and other current assets	330	299
Total current assets	5,475	5,248
Property, plant and equipment, net	1,406	1,452
Operating lease assets, net	1,321	1,332
Goodwill	5,366	5,414
Other intangibles, net	1,032	1,072
Equity method investments	125	170
Other noncurrent assets	414	449
Total assets	$15,139	$15,137
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,937	$2,108
Accrued expenses:
Accrued payroll-related liabilities	214	190
Refund liability	126	122
Other accrued expenses	380	344
Current portion of operating lease liabilities	254	253
Current portion of long-term obligations	532	32
Other current liabilities	104	88
Total current liabilities	3,547	3,137
Long-term operating lease liabilities, excluding current portion	1,137	1,145
Long-term obligations, excluding current portion	3,313	3,631
Deferred income taxes	325	331
Other noncurrent liabilities	327	332
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 324.2 shares issued and 255.2 shares outstanding at March 31, 2026; 324.0 shares issued and 255.0 shares outstanding at December 31, 2025	3	3
Additional paid-in capital	1,584	1,581
Retained earnings	7,960	7,958
Accumulated other comprehensive loss	(133)	(57)
Treasury stock, at cost; 69.0 shares at March 31, 2026 and 69.0 shares at December 31, 2025	(2,948)	(2,948)
Total Company stockholders' equity	6,466	6,537
Noncontrolling interest	24	24
Total stockholders' equity	6,490	6,561
Total liabilities and stockholders' equity	$15,139	$15,137

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES (1):
Net income	$79	$169
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	99	100
Impairment on Mekonomen equity method investment	44	—
Stock-based compensation expense	9	8
Other	18	2
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(271)	(256)
Inventories	42	(86)
Other assets	(23)	(12)
Prepaid income taxes/income taxes payable	15	38
Accounts payable	(142)	8
Other liabilities	75	26
Operating lease assets and liabilities	(1)	—
Net cash used in operating activities	(56)	(3)
CASH FLOWS FROM INVESTING ACTIVITIES (1):
Purchases of property, plant and equipment	(40)	(54)
Acquisitions, net of cash acquired	(5)	—
Other investing activities, net	3	4
Net cash used in investing activities	(42)	(50)
CASH FLOWS FROM FINANCING ACTIVITIES (1):
Borrowings under revolving credit facilities	385	392
Repayments under revolving credit facilities	(175)	(233)
(Repayments) borrowings of other debt, net	(8)	11
Dividends paid to LKQ stockholders	(77)	(78)
Purchase of treasury stock	(1)	(40)
Other financing activities, net	(13)	(12)
Net cash provided by financing activities	111	40
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	7	(8)
Cash, cash equivalents and restricted cash of continuing operations, beginning of period (2)	332	239
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period (2)	332	239
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period (2)	339	231
Less: Cash and cash equivalents of discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash, end of period (2)	$339	$231
(1)    Amounts presented contain results from both continuing and discontinued operations. Refer to Note 2, "Discontinued Operations" for further information regarding cash flows associated with the results of discontinued operations.
(2)    See Note 15, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Three Months Ended March 31, 2026
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	324.0	$3	(69.0)	$(2,948)	$1,581	$7,958	$(57)	$24	$6,561
Net income	—	—	—	—	—	79	—	—	79
Other comprehensive loss	—	—	—	—	—	—	(76)	—	(76)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(77)	—	—	(77)
Balance as of March 31, 2026	324.2	$3	(69.0)	$(2,948)	$1,584	$7,960	$(133)	$24	$6,490

	Three Months Ended March 31, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	323.6	$3	(64.5)	$(2,787)	$1,556	$7,662	$(417)	$15	$6,032
Net income	—	—	—	—	—	169	—	—	169
Other comprehensive income	—	—	—	—	—	—	104	—	104
Purchase of treasury stock	—	—	(1.0)	(40)	—	—	—	—	(40)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(78)	—	—	(78)
Balance as of March 31, 2025	323.8	$3	(65.5)	$(2,827)	$1,558	$7,753	$(313)	$15	$6,189

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

We have reclassified certain prior period amounts in the Unaudited Condensed Consolidated Statements of Income for the presentation of discontinued operations as a result of the sale of our Self Service segment in the prior year as discussed in Note 2, "Discontinued Operations."

Results for interim periods are not necessarily indicative of the results that can be expected for any subsequent interim period or for a full year. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026 ("2025 Form 10-K").

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU requires disclosure of specific expense categories within relevant income statement captions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The ASU can be adopted prospectively or retrospectively and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements", which amends certain aspects of hedge accounting to more closely align with the economics of an entity’s risk management activities. The amendments include changes to the risk assessment for cash flow hedges, hedging forecasted interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments and dual hedges of foreign currency denominated debt instruments. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. This ASU is required to be adopted prospectively for all hedging relationships, with the option to adopt the amendments for hedging relationships that exist as of the adoption date. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

The following table summarizes the comparative financial results of discontinued operations which are presented in Net income from discontinued operations in the Unaudited Condensed Consolidated Statements of Income (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$136
Cost of goods sold	—	72
Gross margin	—	64
Gain on disposal of business (1)	(3)	—
Selling, general and administrative expenses	—	40
Depreciation and amortization	—	4
Operating income	3	20
Other expense (income):
Interest expense	—	5
Interest income and other income, net	—	(1)
Total other expense, net	—	4
Income from discontinued operations before provision for income taxes	3	16
Provision for income taxes	1	5
Net income from discontinued operations	$2	$11
(1)    During the three months ended March 31, 2026, we recorded a gain upon finalizing the working capital adjustment for Self Service.

The following table summarizes the significant non-cash operating activities and capital expenditures of the Company’s discontinued operations related to the Self Service segment (in millions):

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization	$—	$4
Gain on disposal of business	(3)	—
Purchases of property, plant and equipment	—	2

Note 3. Allowance for Credit Losses

Our allowance for credit losses was $63 million and $53 million as of March 31, 2026 and December 31, 2025, respectively. The provision for credit losses was $16 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.

Note 4. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. During our annual goodwill and indefinite-lived intangible assets impairment test performed in the fourth quarter of 2025, we determined the carrying value of our Specialty reporting unit exceeded the fair value estimate and an impairment charge was recorded. In connection with our previously announced plan to explore a potential sale of our Specialty reporting unit, we determined that as of March 31, 2026 it was more likely than not, defined as a likelihood of more than 50 percent, though not probable, that the Specialty reporting unit will be sold which constitutes a triggering event. As such, we performed an interim impairment test for our Specialty reporting unit as of March 31, 2026. Based on the results of this interim goodwill impairment test, the Specialty reporting unit had a fair value estimate which exceeded the carrying value by 11% and, therefore, no further impairment existed. We will continue to monitor each of our reporting units for any risk of future impairments. For our North America and Europe reporting units, we did not identify any triggering events or other indicators of impairment in the first three months of 2026 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Note 5. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of March 31, 2026	March 31, 2026	December 31, 2025
MEKO AB (1)	Europe	26.6%	$113	$157
Other			12	13
Total			$125	$170
(1)    Equity in losses and earnings from our investment in MEKO AB ("Mekonomen") are reported on a one quarter lag and are excluded from the calculation of Segment EBITDA. As of March 31, 2026, the Level 1 fair value of our investment in Mekonomen was $113 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. We evaluated our investment in Mekonomen for impairment and concluded that events occurring in Q1 2026 signaled the decline in fair value was other-than-temporary, specifically the change in financial condition, including the significant increase in their leverage ratio and discontinuation of their dividend, in combination with the prolonged significant stock price decrease and operational underperformance due to difficult economic conditions. Therefore, we recognized an other-than-temporary impairment of $44 million, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share price of SEK 69 as of March 31, 2026. The impairment charges are recorded in Equity in losses of unconsolidated subsidiaries in our Unaudited Condensed Consolidated Statements of Income. As a result of the impairment charge in the first quarter, the Level 1 fair value of our equity investment in the publicly traded Mekonomen common stock at March 31, 2026 approximated the carrying value of $113 million.

Note 6. Revenue Recognition

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended March 31,
	2026	2025
North America	$1,341	$1,336
Europe	1,613	1,515
Specialty	408	393
Parts and services	3,362	3,244
North America	99	76
Europe	8	7
Other	107	83
Total revenue	$3,469	$3,327

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	March 31, 2026	December 31, 2025
Return asset	Prepaid expenses and other current assets	$67	$66
Refund liability	Refund liability	126	122
Variable consideration reserve	Receivables, net of allowance for credit losses	103	148

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue
United States	$1,569	$1,545
Germany	481	426
United Kingdom	427	417
Other countries	992	939
Total revenue	$3,469	$3,327

Note 7. Restructuring and Transaction Related Expenses

Strategic Restructuring and Transformation Initiatives

As part of executing our strategy to deliver profitable growth, drive a lean operating model and maximize returns on invested capital, we will, from time to time, engage in restructuring and business transformation initiatives. These initiatives can range in scope from broad changes such as centralizing and standardizing non-customer facing teams and divesting non-strategic assets, to targeted changes such as consolidating underutilized facilities and closing underperforming locations. Executing on these initiatives can take a few months to several years to fully implement depending on the scope and complexity of the initiative. Additionally, initiatives can change or expand based on the information obtained while executing on the initiative and when additional actions are identified. We anticipate we will incur approximately $70 million of cost in 2026 executing on the approved actions in connection with this initiative.

The following table sets forth the expenses incurred related to our Strategic Restructuring and Transformation Initiatives (in millions):

	Three Months Ended March 31,
Expense Type	2026	2025 (1)
Employee related costs	$18	$7
Facility exit costs	10	2
Other costs	2	1
Total	$30	$10
(1)    Includes costs previously included in the 2024 Global Plan.

Expenses incurred for the three months ended March 31, 2026 were related to the closing of underperforming locations and the elimination of inefficient cost structures primarily in our Europe segment.

Acquisition Integration Plans

After completing the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. There are no material Acquisition Integration Plans as of March 31, 2026. We incurred expenses totaling $1 million for each of the three months ended March 31, 2026 and 2025.

Transaction Related Expenses

During the three months ended March 31, 2026 and 2025, we incurred expenses totaling $2 million and an insignificant amount, respectively, for legal, accounting and advisory services related to completed and potential transactions.

Note 8. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Income from continuing operations	$77	$158
Denominator for basic earnings per share—Weighted-average shares outstanding	255.4	259.1
Effect of dilutive securities:
Restricted stock units ("RSUs")	0.5	0.5
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	255.9	259.6
Basic earnings per share from continuing operations	$0.30	$0.61
Diluted earnings per share from continuing operations (1)	$0.30	$0.61
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

Note 9. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended March 31, 2026
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2026	$(64)	$(7)	$10	$4	$(57)
Pretax loss	(71)	—	—	—	(71)
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(5)	(5)
Balance as of March 31, 2026	$(135)	$(7)	$10	$(1)	$(133)

	Three Months Ended March 31, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(411)	$(9)	$(1)	$4	$(417)
Pretax income	100	—	—	—	100
Reclassification of deferred income taxes	—	—	1	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	3	3
Balance as of March 31, 2025	$(311)	$(9)	$—	$7	$(313)
(1)    Balances primarily include the forward starting interest rate swaps to hedge the risk of changes in interest rates related to forecasted debt issuance to finance a portion of the Uni-Select Acquisition. These swaps will continue to be reclassified to Interest expense over the term of the 5.75% senior notes due June 2028 (the "U.S. Notes (2028)") and the 6.25% senior notes due June 2033 (the "U.S. Notes (2033)" and together with the U.S. Notes (2028), the "U.S. Notes (2028/2033)"). Please refer to Note 20, "Derivative Instruments and Hedging Activities" in our 2023 Form 10-K for further information.

Our policy is to reclassify the income tax effect from Accumulated other comprehensive income (loss) to the Provision for income taxes when the related gains and losses are released to the Unaudited Condensed Consolidated Statements of Income.

Note 10. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as a part of our goal to improve our operating cash flows. As of March 31, 2026 and December 31, 2025, we had $457 million and $481 million of Accounts payable outstanding under the arrangements, respectively.

Note 11. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		March 31, 2026			December 31, 2025
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable	January 2027	5.14%		$500	5.19%		$500
Revolving credit facilities	December 2030	5.48%	(1)	212	3.13%	(1)	1

Senior Unsecured Term Loan Agreement:
Term loan payable	March 2029	3.82%		503	3.81%		510

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2028)	April 2028	4.13%		289	4.13%		294
Euro Notes (2031)	March 2031	4.13%		866	4.13%		881

Finance lease obligations		5.52%	(1)	101	4.81%	(1)	106
Other debt	Various through December 2030	3.76%	(1)	4	3.21%	(1)	3
Total debt				3,875			3,695
Less: long-term debt issuance costs and unamortized bond discounts				(30)			(32)
Total debt, net of debt issuance costs and unamortized bond discounts				3,845			3,663
Less: current maturities, net of debt issuance costs				(532)			(32)
Long-term debt, net of debt issuance costs and unamortized bond discounts				$3,313			$3,631
(1)     Interest rate derived via a weighted average.

Cash paid for interest was $54 million and $60 million for the three months ended March 31, 2026 and 2025, respectively.

Note 12. Derivative Instruments and Hedging Activities

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

Derivative Instruments Designated as Cash Flow Hedges

In February 2023, we entered into interest rate swap agreements to mitigate the risk of changing interest rates on our variable interest rate payments related to borrowings under our Senior Unsecured Credit Agreement. The agreements included a total $300 million notional amount that matured in February 2026. Changes in the fair value of the interest rate swaps were recorded in Accumulated other comprehensive loss and reclassified to Interest expense when the hedged interest payments affected earnings. The activity related to the interest rate swaps was classified in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows as the activity related to normal recurring settlements to match interest payments. As of March 31, 2026, there are no derivative instruments designated as cash flow hedges outstanding.

All of our interest rate swap contracts were executed with counterparties that we believe are creditworthy, and we closely monitor the credit ratings of these counterparties.

As of December 31, 2025, the notional amounts, balance sheet classification and fair values of our derivative instruments designated as cash flow hedges were as follows (in millions):

	December 31, 2025
	Notional Amount	Balance Sheet Caption	Fair Value - Asset / (Liability)
Interest rate swap agreements	$300	Other accrued expenses	$—

The activity related to our cash flow hedges is included in Note 9, "Accumulated Other Comprehensive Income (Loss)." As of March 31, 2026, we estimate that $1 million of derivative losses (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Note 13. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three months ended March 31, 2026, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$71	$—	$—	$71	$70	$—	$—	$70
Investments - equity securities	19	—	—	19	19	—	—	19
Total Assets	$90	$—	$—	$90	$89	$—	$—	$89
Liabilities:
Contingent consideration liabilities	$—	$—	$1	$1	$—	$—	$3	$3
Total Liabilities	$—	$—	$1	$1	$—	$—	$3	$3

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. For contingent consideration liabilities, at both March 31, 2026 and December 31, 2025, the entire portion was current and was included in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at March 31, 2026 and December 31, 2025 to assume these obligations. The fair values of the U.S. Notes (2028), the U.S. Notes (2033), the 4.13% senior notes due April 2028 (the "Euro Notes (2028)") and the 4.13% senior notes due March 2031 (the "Euro Notes (2031)") are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of March 31, 2026 and December 31, 2025, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $712 million and $501 million, respectively. As of March 31, 2026 and December 31, 2025, the fair value of the borrowings under the Senior Unsecured Term Loan Credit Agreement ("CAD Note") reasonably approximated the carrying values of $503 million and $510 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of March 31, 2026 and December 31, 2025 (in millions):

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$814	$800	$827
U.S. Notes (2033)	600	618	600	642
Euro Notes (2028)	289	289	294	295
Euro Notes (2031)	866	860	881	902

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

Our effective income tax rate for the three months ended March 31, 2026 was 26.4%, compared to 27.8% for the three months ended March 31, 2025. The decrease in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily attributable to the 1.2% year over year favorable impact of discrete items, mostly related to a return to provision adjustment.

Net income taxes paid were $30 million and $31 million for the three months ended March 31, 2026 and 2025, respectively.

Note 15. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents as reported on the Unaudited Condensed Consolidated Balance Sheets to Cash, cash equivalents and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$335	$319
Restricted cash included in Other noncurrent assets (1)	4	13
Cash, cash equivalents and restricted cash	$339	$332
(1)     Represents cash held with our captive insurance subsidiary for payments on self-insured claims.

Note 16. Segment and Geographic Information

We have three operating segments: North America; Europe; and Specialty, each of which are presented as a reportable segment. The segments are organized based on a combination of geographic regions served and the types of product lines offered. They are managed separately, as each business serves distinct customer bases and is impacted by different economic conditions.

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended March 31, 2026
Revenue:
Third Party	$1,440	$1,621	$408	$—	$3,469
Intersegment	—	—	1	(1)	—
Total segment revenue	$1,440	$1,621	$409	$(1)	$3,469

Less: (1)
Cost of goods sold	828	1,001	310
Selling, general and administrative expenses	410	500	84
Other segment items (2)	(1)	(6)	(3)
Segment EBITDA	$203	$126	$18	$—	$347
Total depreciation and amortization (3)	$45	$46	$8	$—	$99

Three Months Ended March 31, 2025
Revenue:
Third Party	$1,412	$1,522	$393	$—	$3,327
Intersegment	—	—	1	(1)	—
Total segment revenue	$1,412	$1,522	$394	$(1)	$3,327

Less: (1)
Cost of goods sold	785	931	299
Selling, general and administrative expenses	414	459	76
Other segment items (2)	(4)	(9)	(2)
Segment EBITDA	$217	$141	$21	$—	$379
Total depreciation and amortization (3)	$49	$39	$8	$—	$96
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker ("CODM"). Intersegment expenses are included within the amounts shown.
(2)    Amounts primarily represent other non operating income and expenses within each segment, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.
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

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended March 31,
	2026	2025
Net income	$79	$169
Less: net income from discontinued operations	2	11
Income from continuing operations	77	158
Adjustments:
Depreciation and amortization	99	96
Interest expense, net of interest income	48	52
Provision for income taxes	44	61
Equity in losses of unconsolidated subsidiaries (1)	46	1
Equity investment fair value adjustments	—	(1)
Restructuring and transaction related expenses (2)	33	11
Direct impacts of Ukraine/Russia conflict (3)	—	1
Segment EBITDA	$347	$379
(1)    See Note 5, "Equity Method Investments" for further information.
(2)    See Note 7, "Restructuring and Transaction Related Expenses" for further information.
(3)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (primarily receivables and inventory).

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended March 31,
	2026	2025
Capital Expenditures
North America	$12	$22
Europe	26	27
Specialty	2	3
Total capital expenditures	$40	$52

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

The following table presents assets by reportable segment (in millions):

	March 31, 2026	December 31, 2025
Receivables, net of allowance for credit losses
North America	$534	$495
Europe	722	552
Specialty	200	157
Total receivables, net of allowance for credit losses	1,456	1,204
Inventories
North America	1,473	1,479
Europe	1,407	1,496
Specialty	474	451
Total inventories	3,354	3,426
Property, plant and equipment, net
North America	638	651
Europe	666	695
Specialty	102	106
Total property, plant and equipment, net	1,406	1,452
Operating lease assets, net
North America	644	641
Europe	535	544
Specialty	142	147
Total operating lease assets, net	1,321	1,332
Other unallocated assets	7,602	7,723
Total assets	$15,139	$15,137

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

	March 31, 2026	December 31, 2025
Long-lived assets
United States	$1,301	$1,313
Germany	354	369
United Kingdom	310	321
Other countries	762	781
Total long-lived assets	$2,727	$2,784

Note 17. Subsequent Event

Securities Class Action Lawsuit

On April 22, 2026, a purported stockholder of LKQ filed a putative class action against LKQ Corporation and certain of its officers. The complaint generally alleges that LKQ made certain materially false and misleading statements and omitted certain material information regarding LKQ’s acquisition and integration of Uni-Select Incorporated ("Uni-Select") and Uni-Select’s U.S. operating subsidiary FinishMaster, which artificially inflated the market price of LKQ common stock. The complaint seeks, among other things, unspecified compensatory damages.

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

You should not place undue reliance on our forward-looking statements. Actual events or results may differ materially from those expressed or implied in the forward-looking statements. The risks, uncertainties, assumptions and other factors that could cause actual results to differ from the results predicted or implied by our forward-looking statements include factors discussed in our filings with the SEC, including those disclosed under the captions "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K and our Quarterly Reports on Form 10-Q (including this Quarterly Report).

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

We are organized into three operating segments: North America; Europe; and Specialty, each of which is presented as a reportable segment. We have made certain reclassifications to the prior period financial information to reflect discontinued operations presentation as a result of the sale of our Self Service segment in the prior year. See Note 2, "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Portfolio Management

We continuously manage and assess the businesses and investments we own and the markets in which we operate. Our acquisition strategy is to target highly accretive tuck-in acquisitions with significant synergies or critical capabilities. Additionally, from time to time, we have sold or divested businesses that do not align with our strategic vision, financial objectives or have limited long-term value potential. In 2025, aligning with our ongoing strategy to simplify our portfolio and concentrate on our core segments, we completed the sale of our Self Service segment, and commenced a process to explore the potential sale of our Specialty segment. See Note 2, "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our divestitures.

In addition to the above, on January 26, 2026 our Board of Directors (the "Board") announced it has initiated a comprehensive review of strategic alternatives to enhance shareholder value. As part of the review, the Board is working with its advisors to evaluate our strategic alternatives, including a potential sale of the Company.

Sources of Revenue

We report our revenue in two categories: (i) parts and services and (ii) other. Our parts revenue is generated from the sale of alternative parts and vehicle products including collision parts, which are typically exterior components used in the collision repair process to restore a vehicle's appearance and safety; hard parts, which are typically internal components that are either mechanical in nature or functional components that are replaced as part of routine maintenance; major mechanical parts; and specialty products and accessories, which are vehicle products that improve the performance, functionality and appearance of vehicles. Services revenue includes additional services that are generally billed concurrently with the related product sales, such as the sale of service-type warranties, and diagnostic and repair services. Other revenue includes sales of scrap and other metals (including precious metals - platinum, palladium and rhodium - contained in recycled parts such as catalytic converters), bulk sales to mechanical manufacturers (including cores) and sales of aluminum ingots and sows from our furnace operations; all of which are typically acquired as byproducts of our salvage operations. Other revenue will vary from period to period based on fluctuations in commodity prices and the volume of materials sold. See Note 6, "Revenue Recognition" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our sources of revenue.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2025 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2026.

As we make progress on our previously announced plan to explore a potential sale of our Specialty segment, certain triggering events may occur which would require us to perform an interim goodwill impairment test. Depending on the facts and circumstances at the time we perform this interim impairment test, we may be required to recognize additional impairment to the goodwill in our Specialty segment. Furthermore, events that cause declines to Specialty's future cash flows such as underperformance relative to our forecasts, since actual results may differ from our estimates of future performance, or events that have a negative impact on the market value of the business, such as a deterioration in macroeconomic conditions, could also result in future impairment to the goodwill in our Specialty segment. See Note 4, "Intangible Assets" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related the interim impairment test performed for the Specialty segment as of March 31, 2026.

Strategic Transformation Initiatives

See "Strategic Restructuring and Transformation Initiatives" in Note 7, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our strategic transformation initiatives. In April 2026, in conjunction with our previously announced plan, we continued our phased rollout of a common Enterprise Resource Planning ("ERP") system across Europe by completing the implementation in one of our major European markets.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 1, "Interim Financial Statements" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

Financial Information by Geographic Area

See Note 6, "Revenue Recognition" and Note 16, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

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

•Segment EBITDA - See Note 16, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Revenue	100.0%	100.0%
Cost of goods sold	61.6%	60.5%
Gross margin	38.4%	39.5%
Selling, general and administrative expenses	28.7%	28.5%
Restructuring and transaction related expenses	0.9%	0.3%
Depreciation and amortization	2.5%	2.6%
Operating income	6.2%	8.0%
Total other expense, net	1.4%	1.4%
Income from continuing operations before provision for income taxes	4.8%	6.6%
Provision for income taxes	1.3%	1.8%
Equity in losses of unconsolidated subsidiaries	1.3%	—%
Income from continuing operations	2.2%	4.8%
Net income from discontinued operations	0.1%	0.3%
Net income	2.3%	5.1%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Parts & services revenue	$3,362	$3,244	$118
Other revenue	107	83	24
Total revenue	$3,469	$3,327	$142

The increase in parts and services revenue of $118 million, or 3.6%, represented increases in segment revenue of $98 million, or 6.5%, in Europe, $15 million, or 3.8%, in Specialty and $5 million, or 0.4%, in North America. This overall increase was driven by a $164 million, or 5.1%, increase due to fluctuations in foreign exchange rates, and a $6 million, or 0.2%, increase due to the net impact of acquisitions and divestitures, partially offset by an organic parts and services revenue decrease of $53 million, or 1.6%. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Cost of Goods Sold

Cost of goods sold increased by $124 million, or 6.2%, to $2,138 million for the three months ended March 31, 2026. Cost of goods sold includes a $107 million unfavorable impact from a weakening U.S. dollar. Cost of goods sold reflects increases of $70 million from Europe, $43 million from North America and $11 million from Specialty. Cost of goods sold as a percentage of revenue increased to 61.6% for the three months ended March 31, 2026 from 60.5% for the three months ended March 31, 2025. Cost of goods sold as a percentage of revenue primarily reflects increases of 0.8% from North America and 0.3% from Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Selling, General and Administrative Expenses

Our Selling, general and administrative ("SG&A") expenses increased by $45 million, or 4.8%, to $994 million for the three months ended March 31, 2026. SG&A expenses includes a $49 million unfavorable impact from a weakening U.S. dollar. The year over year increase in SG&A expense primarily reflects increases of $41 million from Europe and $8 million from Specialty, partially offset by a decrease of $4 million from North America. SG&A expenses as a percentage of revenue increased slightly to 28.7% for the three months ended March 31, 2026 from 28.5% for the three months ended March 31, 2025. SG&A expenses as a percentage of revenue primarily reflects an increase of 0.4% from Europe and 0.2% from Specialty and mix, offset by a decrease of 0.4% from North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses increased by $22 million, primarily due to a $20 million increase in restructuring expenses related to our Strategic Restructuring and Transformation Initiatives. See Note 7, "Restructuring and Transaction Related Expenses" for further information on the restructuring charges.

Provision for Income Taxes

Our effective income tax rate for the three months ended March 31, 2026 was 26.4%, compared to 27.8% for the three months ended March 31, 2025. The decrease in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily attributable to the 1.2% year over year favorable impact of discrete items, mostly related to a return to provision adjustment.

Equity in losses of unconsolidated subsidiaries

Equity in losses of unconsolidated subsidiaries increased by $45 million, primarily related to our equity method investment in Mekonomen. During the three months ended March 31, 2026, we recorded a $44 million other-than-temporary impairment related to our equity method investment in Mekonomen. See Note 5, "Equity Method Investments" for further information on the impairment charge.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended March 31, 2025, the Czech koruna, euro, pound sterling and Canadian dollar rates used to translate the three months ended March 31, 2026 statements of income increased by 14.5%, 11.2%, 7.0%, and 4.6%, respectively. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.01 on diluted earnings per share from continuing operations relative to the prior year period.

Net Income from Discontinued Operations

Discontinued operations for the three months ended March 31, 2026 and 2025 reflected the Self Service segment which was sold in September 2025. See Note 2, "Discontinued Operations" for further information.

Results of Operations—Segment Reporting

We have three reportable segments: North America; Europe; and Specialty.

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue
Third Party Revenue
North America	$1,440		$1,412
Europe	1,621		1,522
Specialty	408		393
Total third party revenue	$3,469		$3,327
Total Revenue
North America	$1,440		$1,412
Europe	1,621		1,522
Specialty	409		394
Eliminations	(1)		(1)
Total revenue	$3,469		$3,327
Segment EBITDA
North America	$203	14.1%	$217	15.4%
Europe	126	7.8%	141	9.3%
Specialty	18	4.4%	21	5.4%
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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our North America segment (in millions):

	Three Months Ended March 31,
North America	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,341		$1,336		$5	(1)
Other revenue	99		76		23	(2)
Total segment revenue	1,440		1,412		28
Cost of goods sold	828		785		43
Gross margin	612	42.4%	627	44.4%	(15)	(3)
Selling, general and administrative expenses(5)	410	28.5%	414	29.4%	(4)	(4)
Less: Other segment items(6)	(1)		(4)		3
Segment EBITDA	$203	14.1%	$217	15.4%	$(14)

(1)Parts and services revenue increased by $5 million, or 0.4%, to $1,341 million for the three months ended March 31, 2026. This increase was due to a positive exchange rate effect of $11 million, or 0.8%, primarily due to the stronger Canadian dollar against the U.S. dollar, partially offset by an organic revenue decrease of $5 million, or 0.4%. This organic revenue decrease was driven primarily by lower volumes in our paint, body and equipment business from lower repairable claims and increased competition, and weather related closures affecting all lines of business, partially offset by pricing initiatives to recoup tariff costs and offset inflationary pressures.
(2)Other revenue increased by $23 million, or 30.0%, to $99 million for the three months ended March 31, 2026. This increase was due to (i) an $11 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices, (ii) an $8 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher volumes and prices, and (iii) a $4 million increase in revenue from scrap steel primarily due to higher volumes and, to a lesser extent, higher prices.
(3)Gross margin decreased by $15 million, or 2.4%, to $612 million for the three months ended March 31, 2026. The decrease in gross margin dollars was driven by cost increases from tariffs and inflationary pressures, unfavorable customer mix, and lower vendor rebates from lower volumes, partially offset by pricing initiatives and higher other revenue. Gross margin percentage decreased by 2.0% which was driven by the dilutive effect of increasing prices to recoup tariff costs, lower vendor rebates and unfavorable customer mix.
(4)SG&A expenses decreased by $4 million, or 1.0%, to $410 million for the three months ended March 31, 2026. The decrease in SG&A expense is primarily due to (i) $6 million from decreased professional fees, (ii) $4 million from decreased facility expenses, and (iii) other individually immaterial factors representing a $6 million favorable impact in the aggregate, partially offset by (iv) $12 million from increased personnel costs primarily due to increased health and other insurance costs.
(5)Amounts include certain shared overhead costs that were historically allocated to the Self Service segment. See Note 2, "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(6)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Three Months Ended March 31,
Europe	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,613		$1,515		$98	(1)
Other revenue	8		7		1
Total segment revenue	1,621		1,522		99
Cost of goods sold	1,001		931		70
Gross margin	620	38.3%	591	38.8%	29	(2)
Selling, general and administrative expenses	500	30.9%	459	30.1%	41	(3)
Less: Other segment items(4)	(6)		(9)		3
Segment EBITDA	$126	7.8%	$141	9.3%	$(15)

(1)Parts and services revenue increased by $98 million, or 6.5%, to $1,613 million for the three months ended March 31, 2026. This increase was due to the effect of an exchange rate increase of $152 million, or 10.1%, primarily due to the strengthening of the euro, and to a lesser extent, the pound sterling and Czech koruna against the U.S. dollar, partially offset by an organic revenue decrease of $61 million, or 4.0%, primarily driven by decreased volumes due to heightened competition in certain markets and difficult economic conditions.
(2)Gross margin increased by $29 million, or 5.0%, to $620 million for the three months ended March 31, 2026. The increase in gross margin dollars was driven by an exchange rate increase of $59 million, partially offset by lower organic revenue and lower vendor rebates. Gross margin percentage decreased by 0.5% which was driven by lower vendor rebates and lower margins from a competitive pricing environment in certain markets.
(3)SG&A expenses increased by $41 million, or 9.3%, to $500 million for the three months ended March 31, 2026. The increase in SG&A expense includes a $46 million unfavorable foreign exchange impact from a weakening U.S. dollar. The remaining $5 million favorable impact primarily relates to decreased personnel costs driven by productivity initiatives and restructuring activities which more than offset inflationary pressures.
(4)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Three Months Ended March 31,
Specialty	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$408		$393		$15	(1)
Intersegment revenue	1		1		—
Total segment revenue	409		394		15
Cost of goods sold	310		299		11
Gross margin	99	24.3%	95	24.2%	4	(2)
Selling, general and administrative expenses	84	20.5%	76	19.4%	8	(3)
Less: Other segment items(4)	(3)		(2)		(1)
Segment EBITDA	$18	4.4%	$21	5.4%	$(3)

(1)Parts and services revenue increased by $15 million, or 3.8%, to $408 million for the three months ended March 31, 2026. This was primarily due to an organic revenue increase of $13 million, or 3.4% primarily driven by volume growth in our marine and recreational vehicle product lines, partially offset by decreases in our automotive product lines.

(2)Gross margin increased by $4 million, or 3.9%, to $99 million for the three months ended March 31, 2026. This increase was primarily driven by an increase in parts and services revenue as described above.
(3)SG&A expenses increased by $8 million, or 9.7%, to $84 million for the three months ended March 31, 2026. This increase was primarily driven by a $6 million increase in credit loss reserves.
(4)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

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

The following table summarizes liquidity data as of the dates indicated (in millions):

	March 31, 2026	December 31, 2025
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	212	1
Less: Letters of credit	111	114
Availability under credit revolving facilities	1,677	1,885
Add: Cash and cash equivalents	335	319
Total liquidity	$2,012	$2,204

We had $1,677 million available under our revolving credit facilities as of March 31, 2026. Combined with $335 million of cash and cash equivalents at March 31, 2026, we had $2,012 million in available liquidity, a decrease of $192 million from our available liquidity as of December 31, 2025, primarily as a result of increasing our revolving credit facilities borrowings by $211 million.

See Note 11, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding total debt outstanding.

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

A summary of the dividend activity for our common stock for the three months ended March 31, 2026 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 17, 2026	March 12, 2026	March 26, 2026

On April 28, 2026, our Board declared a quarterly cash dividend of $0.30 per share of common stock, payable on June 4, 2026, to stockholders of record at the close of business on May 21, 2026.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $2,012 million of total liquidity as of March 31, 2026 and $532 million of current maturities, we have access to funds to meet our near term commitments. Our current maturities include the $500 million term loan payable under our Senior Unsecured Credit Agreement due January 2027, which we intend to extend or refinance on or before the scheduled maturity. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of March 31, 2026. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of March 31, 2026:

	Covenant Level	Ratio Achieved as of March 31, 2026
Maximum total leverage ratio	4.00 : 1.00	2.6
Minimum interest coverage ratio	3.00 : 1.00	7.4

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

The weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.2% at March 31, 2026. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.0% at March 31, 2026. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at the Secured Overnight Financing Rate ("SOFR") plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Overnight Repo Rate Average for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 11, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,215 million and $1,011 million at March 31, 2026 and December 31, 2025, respectively. Of these amounts, there were current maturities of $500 million at March 31, 2026 related to the term loan payable under our Senior Unsecured Credit Agreement due January 2027. There were no current maturities at December 31, 2025.

The scheduled maturities of long-term obligations outstanding at March 31, 2026 are as follows (in millions):

Amount
Nine months ending December 31, 2026	$24
Years ending December 31:
2027 (1)	528
2028	1,109
2029	515
2030	218
Thereafter	1,481
Total debt (2)	$3,875

(1)Includes $500 million related to the term loan payable under our Senior Unsecured Credit Agreement due January 2027, which we intend to extend or refinance on or before the scheduled maturity.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $30 million as of March 31, 2026).

As of March 31, 2026, the Company had cash and cash equivalents of $335 million, of which $309 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

As part of our effort to improve our operating cash flows, we may negotiate payment term extensions with suppliers. These efforts are supported by our supply chain finance programs. See Note 10, "Supply Chain Financing" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our supply chain financing arrangements.

For the three months ended March 31, 2026, net cash used in operating activities totaled $56 million compared to $3 million for the same period of 2025. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period. Receivables represented $15 million in higher cash outflows for the three months ended March 31, 2026 compared to the same period of 2025. Inventories represented $128 million in incremental cash inflows for the three months ended March 31, 2026 compared to the same period of 2025. Accounts payable produced $150 million in incremental cash outflows for the three months ended March 31, 2026 compared to the same period of 2025. Other operating activities primarily reflects the net effect of lower cash earnings and movements in various accruals during the three months ended March 31, 2026 compared to the same period of 2025.

For the three months ended March 31, 2026, net cash used in investing activities totaled $42 million compared to $50 million for the same period of 2025. Property, plant and equipment purchases were $40 million in the three months ended March 31, 2026 compared to $54 million in the prior year period.

The following table reconciles Net Cash Used in Operating Activities to Free Cash Flow (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(56)	$(3)
Less: purchases of property, plant and equipment	40	54
Free cash flow (1)	$(96)	$(57)
(1)For the three months ended March 31, 2025, Self Service contributed approximately $15 million of free cash flow.

For the three months ended March 31, 2026, net cash provided by financing activities totaled $111 million compared to $40 million for the same period in 2025. Cash outflows for dividends paid were $77 million and share repurchases were $1 million for the three months ended March 31, 2026 compared to $78 million for dividends paid and $40 million for share repurchases for the same period of 2025. Net debt borrowings were $202 million for the three months ended March 31, 2026 compared to $170 million for the same period of 2025.

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

Summarized Guarantor Financial Information

Our U.S. Notes (2028/2033) and Euro Notes (2031) are guaranteed on a senior, unsecured basis by certain of our subsidiaries (each, a "subsidiary guarantor" and, together with LKQ, the "Obligor Group"), which are listed in Exhibit 22.1 in Part IV, Item 15 of our 2025 Form 10-K. The guarantees are full and unconditional, joint and several, and subject to certain conditions for release. See Note 18, "Long-Term Obligations" in Item 8 of Part II of our 2025 Form 10-K for information related to the Euro Notes (2031) and U.S. Notes (2028/2033).

Holders of the notes have a direct claim only against the Obligor Group. The following summarized financial information is presented for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary.

Summarized Statements of Income (in millions)

	Three Months Ended March 31, 2026	Fiscal Year Ended December 31, 2025
Revenue	$1,597	$6,349
Cost of goods sold	982	3,904
Gross margin (1)	615	2,445
Income from continuing operations	72	265
Net income	$72	$265
(1)Guarantor subsidiaries recorded $11 million and $51 million of net sales to and $48 million and $259 million of purchases from non-guarantor subsidiaries for the three months ended March 31, 2026 and fiscal year ended December 31, 2025, respectively.

Summarized Balance Sheets (in millions)

	March 31, 2026	December 31, 2025
Current assets	$2,434	$2,349
Noncurrent assets (1)	4,798	4,797
Current liabilities (2)	1,960	1,616
Noncurrent liabilities	3,000	3,294
(1)Noncurrent assets for guarantor subsidiaries included $503 million and $510 million of long-term notes receivable from non-guarantor subsidiaries as of March 31, 2026 and December 31, 2025, respectively.
(2)Current liabilities for guarantor subsidiaries included $489 million and $621 million of short-term notes payable to non-guarantor subsidiaries as of March 31, 2026 and December 31, 2025, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from adverse changes in foreign exchange rates, interest rates, commodity prices and inflation. There have been no material changes to our market risks from what was disclosed in Item 7A of Part II of our 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In April 2026, in conjunction with our previously announced plan, we continued our phased rollout of a common Enterprise Resource Planning ("ERP") system across Europe by completing the implementation in one of our major European markets. As the phased implementation of this ERP system continues, we could have changes to our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, currently outstanding claims and lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

On April 22, 2026, a purported stockholder of LKQ filed a putative class action against LKQ Corporation and certain of its officers. The complaint generally alleges that LKQ made certain materially false and misleading statements and omitted certain material information regarding LKQ’s acquisition and integration of Uni-Select Incorporated ("Uni-Select") and Uni-Select’s U.S. operating subsidiary FinishMaster, which artificially inflated the market price of LKQ common stock. The complaint seeks, among other things, unspecified compensatory damages.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our 2025 Form 10-K for information concerning risks and uncertainties that could negatively impact us.

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

The following table summarizes our stock repurchases for the three months ended March 31, 2026 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2026 - January 31, 2026	—	$—	—	$1,556
February 1, 2026 - February 28, 2026	—	$—	—	$1,556
March 1, 2026 - March 31, 2026	—	$—	—	$1,556
Total	—		—
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2026.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Todd G. Cunningham
Todd G. Cunningham
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)