Form 10-Q
period 2026-06-30
LKQ CORP
filed 2026-07-30
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

At July 23, 2026, the registrant had outstanding an aggregate of 253,002,086 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$3,408	$3,513	$6,877	$6,840
Cost of goods sold	2,087	2,157	4,225	4,171
Gross margin	1,321	1,356	2,652	2,669
Selling, general and administrative expenses	990	958	1,984	1,907
Restructuring and transaction related expenses	14	8	47	19
Depreciation and amortization	92	91	179	177
Operating income	225	299	442	566
Other expense (income):
Interest expense	55	58	108	115
Interest income and other income, net	(10)	(11)	(13)	(21)
Total other expense, net	45	47	95	94
Income from continuing operations before provision for income taxes	180	252	347	472
Provision for income taxes	48	67	92	128
Equity in (earnings) losses of unconsolidated subsidiaries	(2)	(1)	44	—
Income from continuing operations	134	186	211	344
Net income from discontinued operations	2	7	4	18
Net income	136	193	215	362
Less: net income attributable to continuing noncontrolling interest	—	1	—	1
Net income attributable to LKQ stockholders	$136	$192	$215	$361

Basic earnings per share:
Income from continuing operations	$0.52	$0.72	$0.82	$1.33
Net income from discontinued operations	0.01	0.03	0.02	0.07
Net income	0.53	0.75	0.84	1.40
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.53	$0.75	$0.84	$1.40

Diluted earnings per share:
Income from continuing operations	$0.52	$0.72	$0.82	$1.33
Net income from discontinued operations	0.01	0.03	0.02	0.07
Net income	0.53	0.75	0.84	1.40
Less: net income attributable to continuing noncontrolling interest	—	—	—	—
Net income attributable to LKQ stockholders	$0.53	$0.75	$0.84	$1.40

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$136	$193	$215	$362
Less: net income attributable to continuing noncontrolling interest	—	1	—	1
Net income attributable to LKQ stockholders	136	192	215	361

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(36)	268	(107)	368
Net change in unrealized gains/losses on cash flow hedges, net of tax	1	1	1	1
Net change in unrealized gains/losses on pension plans, net of tax	—	—	—	1
Other comprehensive income (loss) from unconsolidated subsidiaries	2	(7)	(3)	(4)
Other comprehensive (loss) income	(33)	262	(109)	366

Comprehensive income	103	455	106	728
Less: comprehensive income attributable to continuing noncontrolling interest	—	1	—	1
Comprehensive income attributable to LKQ stockholders	$103	$454	$106	$727

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$301	$319
Receivables, net of allowance for credit losses	1,399	1,204
Inventories	3,284	3,426
Prepaid expenses and other current assets	367	299
Total current assets	5,351	5,248
Property, plant and equipment, net	1,417	1,452
Operating lease assets, net	1,310	1,332
Goodwill	5,369	5,414
Other intangibles, net	1,040	1,072
Equity method investments	124	170
Other noncurrent assets	418	449
Total assets	$15,029	$15,137
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,791	$2,108
Accrued expenses:
Accrued payroll-related liabilities	192	190
Refund liability	127	122
Other accrued expenses	407	344
Current portion of operating lease liabilities	255	253
Current portion of long-term obligations	545	32
Other current liabilities	73	88
Total current liabilities	3,390	3,137
Long-term operating lease liabilities, excluding current portion	1,125	1,145
Long-term obligations, excluding current portion	3,388	3,631
Deferred income taxes	315	331
Other noncurrent liabilities	340	332
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 324.3 shares issued and 253.4 shares outstanding at June 30, 2026; 324.0 shares issued and 255.0 shares outstanding at December 31, 2025	3	3
Additional paid-in capital	1,593	1,581
Retained earnings	8,019	7,958
Accumulated other comprehensive loss	(166)	(57)
Treasury stock, at cost; 70.9 shares at June 30, 2026 and 69.0 shares at December 31, 2025	(3,002)	(2,948)
Total Company stockholders' equity	6,447	6,537
Noncontrolling interest	24	24
Total stockholders' equity	6,471	6,561
Total liabilities and stockholders' equity	$15,029	$15,137

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES (1):
Net income	$215	$362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	205
Impairment on Mekonomen equity method investment	44	—
Stock-based compensation expense	18	17
Other	13	(1)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(270)	(226)
Inventories	107	20
Other assets	(58)	(14)
Prepaid income taxes/income taxes payable	(23)	32
Accounts payable	(288)	(65)
Other liabilities	91	(36)
Operating lease assets and liabilities	4	(1)
Net cash provided by operating activities	55	293
CASH FLOWS FROM INVESTING ACTIVITIES (1):
Purchases of property, plant and equipment	(91)	(107)
Acquisitions, net of cash acquired	(30)	2
Other investing activities, net	1	6
Net cash used in investing activities	(120)	(99)
CASH FLOWS FROM FINANCING ACTIVITIES (1):
Borrowings under revolving credit facilities	855	682
Repayments under revolving credit facilities	(566)	(600)
Repayments of other debt, net	(11)	(23)
Dividends paid to LKQ stockholders	(154)	(156)
Purchase of treasury stock	(53)	(79)
Other financing activities, net	(20)	7
Net cash provided by (used in) financing activities	51	(169)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	29
Net (decrease) increase in cash, cash equivalents and restricted cash	(24)	54
Cash, cash equivalents and restricted cash of continuing operations, beginning of period (2)	332	239
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period (2)	332	239
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period (2)	308	293
Less: Cash and cash equivalents of discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash, end of period (2)	$308	$293
(1)    Amounts presented contain results from both continuing and discontinued operations. Refer to Note 3, "Discontinued Operations" for further information regarding cash flows associated with the results of discontinued operations.
(2)    See Note 16, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Three Months Ended June 30, 2026
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2026	324.2	$3	(69.0)	$(2,948)	$1,584	$7,960	$(133)	$24	$6,490
Net income	—	—	—	—	—	136	—	—	136
Other comprehensive loss	—	—	—	—	—	—	(33)	—	(33)
Purchase of treasury stock	—	—	(1.9)	(54)	—	—	—	—	(54)
Vesting of restricted stock units, net of shares withheld for employee tax	0.1	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(77)	—	—	(77)
Balance as of June 30, 2026	324.3	$3	(70.9)	$(3,002)	$1,593	$8,019	$(166)	$24	$6,471

	Three Months Ended June 30, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of April 1, 2025	323.8	$3	(65.5)	$(2,827)	$1,558	$7,753	$(313)	$15	$6,189
Net income	—	—	—	—	—	192	—	1	193
Other comprehensive income	—	—	—	—	—	—	262	—	262
Purchase of treasury stock	—	—	(1.0)	(41)	—	—	—	—	(41)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(78)	—	—	(78)
Acquisition of a subsidiary with noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance as of June 30, 2025	323.8	$3	(66.5)	$(2,868)	$1,567	$7,867	$(51)	$25	$6,543

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Six Months Ended June 30, 2026
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	324.0	$3	(69.0)	$(2,948)	$1,581	$7,958	$(57)	$24	$6,561
Net income	—	—	—	—	—	215	—	—	215
Other comprehensive loss	—	—	—	—	—	—	(109)	—	(109)
Purchase of treasury stock	—	—	(1.9)	(54)	—	—	—	—	(54)
Vesting of restricted stock units, net of shares withheld for employee tax	0.3	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared to LKQ stockholders ($0.60 per share)	—	—	—	—	—	(154)	—	—	(154)
Balance as of June 30, 2026	324.3	$3	(70.9)	$(3,002)	$1,593	$8,019	$(166)	$24	$6,471

	Six Months Ended June 30, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	323.6	$3	(64.5)	$(2,787)	$1,556	$7,662	$(417)	$15	$6,032
Net income	—	—	—	—	—	361	—	1	362
Other comprehensive income	—	—	—	—	—	—	366	—	366
Purchase of treasury stock	—	—	(2.0)	(81)	—	—	—	—	(81)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Dividends declared to LKQ stockholders ($0.60 per share)	—	—	—	—	—	(156)	—	—	(156)
Acquisition of a subsidiary with noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance as of June 30, 2025	323.8	$3	(66.5)	$(2,868)	$1,567	$7,867	$(51)	$25	$6,543

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

We have reclassified certain prior period amounts in the Unaudited Condensed Consolidated Statements of Income for the presentation of discontinued operations as a result of the sale of our Self Service segment in the prior year as discussed in Note 3, "Discontinued Operations."

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

Note 2. Business Combinations

We completed acquisitions of four businesses within our Europe segment, one business within our North America segment and one business within our Specialty segment, during the six months ended June 30, 2026. Total acquisition date fair value of the consideration for these acquisitions was $104 million, composed primarily of $66 million of pre-existing loans and other receivables effectively settled upon acquisition, $30 million of cash paid (net of cash acquired) and $4 million of other purchase price obligations (non-interest bearing). During the six months ended June 30, 2026, we recorded $36 million of goodwill related to these acquisitions, of which we expect an insignificant amount to be deductible for income tax purposes. In the period between the acquisition dates and June 30, 2026, these acquisitions generated revenue of $14 million and an operating loss of $3 million.

On May 12, 2026, we acquired all of the equity interests of a supplier, RSI North America, Inc. and Rock Solid Industries International (Pty) Ltd. ("RSI"), a leading manufacturer of modular stainless steel truck cap systems from facilities in the United States and South Africa. The purchase price was $66 million and consisted of the acquisition-date fair value of pre-existing loans and other receivables between LKQ and RSI that were effectively settled upon acquisition. The goodwill recorded for our acquisition of RSI, which is reported as part of our Specialty segment, represents the value of future technology and product development opportunities that are expected to enhance RSI's competitive position and support future growth, as well as the economic benefits attributable to LKQ's pre-existing relationship with RSI.

Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the six months ended June 30, 2026 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. During the first six months of 2026, the measurement period adjustments recorded for acquisitions completed in prior periods were not material.

The purchase price allocations for the acquisitions completed during the six months ended June 30, 2026 are as follows (in millions):

Six Months Ended June 30, 2026
All Acquisitions
Receivables	$6
Inventories	17
Prepaid expenses and other current assets	2
Property, plant and equipment	27
Operating lease assets	13
Goodwill	36
Other intangibles (1)	42
Other noncurrent assets	2
Current liabilities assumed	(17)
Long-term operating lease liabilities, excluding current portion	(11)
Debt assumed	(17)
Other purchase price obligations	(4)
Settlement of pre-existing balances(2)	(66)
Cash used in acquisitions, net of cash acquired	$30
(1)    The amount recorded for our acquisitions includes $18 million of developed technology (6 year weighted average useful life), $14 million of customer relationships (8.5 year weighted average useful life) and $9 million of trade names (9.3 year weighted average useful life).
(2)    Amount primarily relates to the acquisition-date fair value of pre-existing loans and other receivables between LKQ and RSI that were effectively settled upon acquisition.

The fair value of our intangible assets is based on a number of inputs, including projections of future cash flows, assumed royalty rates and customer attrition rates, all of which are Level 3 inputs. The fair value of our property, plant and equipment is determined using inputs such as market comparables and current replacement or reproduction costs of the asset, adjusted for physical, functional and economic factors; these adjustments to arrive at fair value use unobservable inputs in which little or no market data exists, and therefore, these inputs are considered to be Level 3 inputs. See Note 14, "Fair Value Measurements" for further information regarding the tiers in the fair value hierarchy.

The primary objectives of our acquisitions completed during the six months ended June 30, 2026 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the effect of the businesses acquired during the six months ended June 30, 2026 as though the businesses had been acquired as of January 1, 2025. The unaudited pro forma financial information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma financial information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results. The unaudited pro forma financial information is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$3,411	$3,544	$6,901	$6,901
Income from continuing operations	131	183	199	340

The following table summarizes the significant non-cash investing and financing activities related to our acquisitions (in millions):

	Six Months Ended June 30,
	2026	2025
Settlement of pre-existing balances (1)	$(66)	$—
(1)    Amount primarily relates to the acquisition-date fair value of pre-existing loans and other receivables between LKQ and RSI that were effectively settled upon acquisition.

Note 3. Discontinued Operations

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

The following table summarizes the comparative financial results of discontinued operations which are presented in Net income from discontinued operations in the Unaudited Condensed Consolidated Statements of Income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$129	$—	$265
Cost of goods sold	—	73	—	145
Gross margin	—	56	—	120
Gain on disposal of business (1)	(1)	—	(4)	—
Selling, general and administrative expenses	—	40	—	80
Depreciation and amortization	—	3	—	7
Operating income	1	13	4	33
Other expense (income):
Interest expense	—	5	—	10
Interest income and other income, net	—	—	—	(1)
Total other expense, net	—	5	—	9
Income from discontinued operations before provision for income taxes	1	8	4	24
(Benefit) provision for income taxes	(1)	1	—	6
Net income from discontinued operations	$2	$7	$4	$18
(1)    During the six months ended June 30, 2026, we recorded a gain upon finalizing the working capital adjustment for Self Service.

The following table summarizes the significant non-cash operating activities and capital expenditures of the Company’s discontinued operations related to the Self Service segment (in millions):

	Six Months Ended June 30,
	2026	2025
Depreciation and amortization	$—	$7
Gain on disposal of business	(4)	—
Purchases of property, plant and equipment	—	3

Note 4. Allowance for Credit Losses

Our allowance for credit losses was $48 million and $53 million as of June 30, 2026 and December 31, 2025, respectively. The provision for credit losses was $10 million and $2 million for the three months ended June 30, 2026 and 2025 and $26 million and $7 million for the six months ended June 30, 2026 and 2025, respectively.

Note 5. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. During our annual goodwill and indefinite-lived intangible assets impairment test performed in the fourth quarter of 2025, we determined the carrying value of our Specialty reporting unit exceeded the fair value estimate and an impairment charge was recorded. In connection with our previously announced plan to explore a potential sale of our Specialty reporting unit, we performed an interim impairment test for our Specialty reporting unit as of March 31, 2026. Based on the results of this interim goodwill impairment test, the Specialty reporting unit had a fair value estimate which exceeded the carrying value by 11% and, therefore, no further impairment existed. For the three months ended June 30, 2026, we did not identify any triggering events or other indicators of impairment that necessitated any further interim test of goodwill impairment or indefinite-lived intangible assets impairment for our Specialty reporting unit. For our North America and Europe reporting units, we did not identify any triggering events or other indicators of impairment in the first six months of 2026 that necessitated an interim test of goodwill impairment or indefinite-lived intangible assets impairment.

Note 6. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of June 30, 2026	June 30, 2026	December 31, 2025
MEKO AB (1)	Europe	26.6%	$112	$157
Other			12	13
Total			$124	$170
(1)    Equity in losses and earnings from our investment in MEKO AB ("Mekonomen") are reported on a one quarter lag and are excluded from the calculation of Segment EBITDA. As of June 30, 2026, the Level 1 fair value of our investment in Mekonomen was $121 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. During the three months ended March 31, 2026, we evaluated our investment in Mekonomen for impairment and concluded that events occurring during the quarter signaled the decline in fair value was other-than-temporary, specifically the change in financial condition, including the significant increase in their leverage ratio and discontinuation of their dividend, in combination with the prolonged significant stock price decrease and operational underperformance due to difficult economic conditions. Therefore, we recognized an other-than-temporary impairment charge of $44 million, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share price of SEK 69 as of March 31, 2026. The impairment charges are recorded in Equity in (earnings) losses of unconsolidated subsidiaries in our Unaudited Condensed Consolidated Statements of Income. During the three months ended June 30, 2026, we evaluated our investment in Mekonomen for other-than-temporary impairment and determined there was no additional impairment.

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$1,371	$1,362	$2,712	$2,698
Europe	1,447	1,601	3,060	3,116
Specialty	487	464	895	857
Parts and services	3,305	3,427	6,667	6,671
North America	95	80	194	156
Europe	8	6	16	13
Other	103	86	210	169
Total revenue	$3,408	$3,513	$6,877	$6,840

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	June 30, 2026	December 31, 2025
Return asset	Prepaid expenses and other current assets	$66	$66
Refund liability	Refund liability	127	122
Variable consideration reserve	Receivables, net of allowance for credit losses	126	148

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
United States	$1,627	$1,600	$3,196	$3,145
Germany	345	467	826	893
United Kingdom	399	418	826	835
Other countries	1,037	1,028	2,029	1,967
Total revenue	$3,408	$3,513	$6,877	$6,840

Note 8. Restructuring and Transaction Related Expenses

Strategic Restructuring and Transformation Initiatives

As part of executing our strategy to deliver profitable growth, drive a lean operating model and maximize returns on invested capital, we will, from time to time, engage in restructuring and business transformation initiatives. These initiatives can range in scope from broad changes such as centralizing and standardizing non-customer facing teams and divesting non-strategic assets, to targeted changes such as consolidating underutilized facilities and closing underperforming locations. Executing on these initiatives can take a few months to several years to fully implement depending on the scope and complexity of the initiative. Additionally, initiatives can change or expand based on the information obtained while executing on the initiative and when additional actions are identified. We anticipate we will incur approximately $90 million of costs in 2026 executing on the approved actions in connection with these initiatives.

The following table sets forth the expenses incurred related to our Strategic Restructuring and Transformation Initiatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Expense Type	2026	2025 (1)	2026	2025 (1)
Employee related costs	$6	$5	$24	$12
Facility exit costs	3	3	13	5
Other costs (benefits)	1	(1)	3	—
Total	$10	$7	$40	$17
(1)    Includes costs previously included in the 2024 Global Plan and 1 LKQ Europe Plan.

Expenses incurred for the six months ended June 30, 2026 were related to the closing of underperforming locations and the elimination of inefficient cost structures primarily in our Europe and North America segments.

Acquisition Integration Plans

After completing the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. There are no material Acquisition Integration Plans as of June 30, 2026. We incurred expenses totaling an insignificant amount for each of the three months ended June 30, 2026 and 2025, respectively, and we incurred expenses totaling $1 million for each of the six months ended June 30, 2026 and 2025, respectively.

Transaction Related Expenses

During the three months ended June 30, 2026 and 2025, we incurred expenses totaling $4 million and $1 million, respectively, and during the six months ended June 30, 2026 and 2025, we incurred expenses totaling $6 million and $1 million, respectively, for legal, accounting and advisory services related to completed and potential transactions.

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from continuing operations	$134	$186	$211	$344
Denominator for basic earnings per share—Weighted-average shares outstanding	254.6	258.1	255.0	258.6
Effect of dilutive securities:
Restricted stock units ("RSUs")	0.1	0.2	0.3	0.3
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	254.7	258.3	255.3	258.9
Basic earnings per share from continuing operations	$0.52	$0.72	$0.82	$1.33
Diluted earnings per share from continuing operations (1)	$0.52	$0.72	$0.82	$1.33
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended June 30, 2026
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2026	$(135)	$(7)	$10	$(1)	$(133)
Pretax loss	(36)	—	—	—	(36)
Reclassification of unrealized loss	—	1	—	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	2	2
Balance as of June 30, 2026	$(171)	$(6)	$10	$1	$(166)

	Three Months Ended June 30, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2025	$(311)	$(9)	$7	$(313)
Pretax income	268	1	—	269
Income tax effect	—	(1)	—	(1)
Reclassification of unrealized loss	—	1	—	1
Other comprehensive loss from unconsolidated subsidiaries	—	—	(7)	(7)
Balance as of June 30, 2025	$(43)	$(8)	$—	$(51)

	Six Months Ended June 30, 2026
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2026	$(64)	$(7)	$10	$4	$(57)
Pretax loss	(107)	—	—	—	(107)
Reclassification of unrealized loss	—	1	—	—	1
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(3)	(3)
Balance as of June 30, 2026	$(171)	$(6)	$10	$1	$(166)

	Six Months Ended June 30, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(411)	$(9)	$(1)	$4	$(417)
Pretax income	368	1	—	—	369
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized loss	—	1	—	—	1
Reclassification of deferred income taxes	—	—	1	—	1
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	(4)	(4)
Balance as of June 30, 2025	$(43)	$(8)	$—	$—	$(51)
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

Note 11. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as a part of our goal to improve our operating cash flows. As of June 30, 2026 and December 31, 2025, we had $433 million and $481 million of Accounts payable outstanding under the arrangements, respectively.

Note 12. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		June 30, 2026			December 31, 2025
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable (1)	January 2027	5.12%		$500	5.19%		$500
Revolving credit facilities	December 2030	5.14%	(2)	290	3.13%	(2)	1

Senior Unsecured Term Loan Agreement:
Term loan payable	March 2029	3.83%		493	3.81%		510

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2028)	April 2028	4.13%		286	4.13%		294
Euro Notes (2031)	March 2031	4.13%		857	4.13%		881

Finance lease obligations		5.68%	(2)	125	4.81%	(2)	106
Other debt	Various through December 2030	78.79%	(2) (3)	10	3.21%	(2)	3
Total debt				3,961			3,695
Less: long-term debt issuance costs and unamortized bond discounts				(28)			(32)
Total debt, net of debt issuance costs and unamortized bond discounts				3,933			3,663
Less: current maturities, net of debt issuance costs				(545)			(32)
Long-term debt, net of debt issuance costs and unamortized bond discounts				$3,388			$3,631
(1)     On July 29, 2026, we prepaid the term loan payable under our Senior Unsecured Credit Agreement with borrowings from our revolving credit facilities.
(2)     Interest rate derived via a weighted average.
(3)     Increase in interest rate as of June 30, 2026 is due to the annualization effect of a short-term borrowing.

Cash paid for interest was $120 million and $137 million for the six months ended June 30, 2026 and 2025, respectively.

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

Derivative Instruments Designated as Cash Flow Hedges

In February 2023, we entered into interest rate swap agreements to mitigate the risk of changing interest rates on our variable interest rate payments related to borrowings under our Senior Unsecured Credit Agreement. The agreements included a total $300 million notional amount that matured in February 2026. Changes in the fair value of the interest rate swaps were recorded in Accumulated other comprehensive loss and reclassified to Interest expense when the hedged interest payments affected earnings. The activity related to the interest rate swaps was classified in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows as the activity related to normal recurring settlements to match interest payments. As of June 30, 2026, there are no derivative instruments designated as cash flow hedges outstanding.

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

The activity related to our cash flow hedges is included in Note 10, "Accumulated Other Comprehensive Income (Loss)." As of June 30, 2026, we estimate that $1 million of derivative losses (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Note 14. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and six months ended June 30, 2026, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$71	$—	$—	$71	$70	$—	$—	$70
Investments - equity securities	23	—	—	23	19	—	—	19
Total Assets	$94	$—	$—	$94	$89	$—	$—	$89
Liabilities:
Contingent consideration liabilities	$—	$—	$1	$1	$—	$—	$3	$3
Total Liabilities	$—	$—	$1	$1	$—	$—	$3	$3

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. For contingent consideration liabilities, at both June 30, 2026 and December 31, 2025, the entire portion was current and was included in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at June 30, 2026 and December 31, 2025 to assume these obligations. The fair values of the U.S. Notes (2028), the U.S. Notes (2033), the 4.13% senior notes due April 2028 (the "Euro Notes (2028)") and the 4.13% senior notes due March 2031 (the "Euro Notes (2031)") are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of June 30, 2026 and December 31, 2025, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $790 million and $501 million, respectively. As of June 30, 2026 and December 31, 2025, the fair value of the borrowings under the Senior Unsecured Term Loan Credit Agreement ("CAD Note") reasonably approximated the carrying values of $493 million and $510 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of June 30, 2026 and December 31, 2025 (in millions):

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$811	$800	$827
U.S. Notes (2033)	600	620	600	642
Euro Notes (2028)	286	286	294	295
Euro Notes (2031)	857	864	881	902

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

Our effective income tax rate for the six months ended June 30, 2026 was 26.6%, compared to 27.1% for the six months ended June 30, 2025. The decrease in the effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily attributable to a favorable impact from changes in the Company's geographic distribution of income.

Net income taxes paid were $125 million and $106 million for the six months ended June 30, 2026 and 2025, respectively.

Note 16. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents as reported on the Unaudited Condensed Consolidated Balance Sheets to Cash, cash equivalents and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$301	$319
Restricted cash included in Other noncurrent assets (1)	7	13
Cash, cash equivalents and restricted cash	$308	$332
(1)     Represents cash held with our captive insurance subsidiary for payments on self-insured claims.

Note 17. Commitments and Contingencies

We are from time to time subject to various claims and lawsuits incidental to our business. Some of these claims may involve complex issues that are subject to substantial uncertainties. However, in the opinion of management, based on currently available information, we do not expect that any currently outstanding claims and lawsuits will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

On April 22, 2026, a purported stockholder of LKQ filed a putative class action (the “Securities Action”) in the United States District Court for the Middle District of Tennessee against LKQ Corporation and certain of its officers. The complaint generally alleges that LKQ made certain materially false and misleading statements and omitted certain material information regarding LKQ’s acquisition and integration of Uni-Select Incorporated ("Uni-Select") and Uni-Select’s U.S. operating subsidiary FinishMaster, which artificially inflated the market price of LKQ common stock. The complaint seeks, among other things, unspecified compensatory damages. On June 22, 2026, the court entered an order extending Defendants’ time to respond to the complaint until after a lead plaintiff has been appointed by the court. An evidentiary hearing on pending motions to appoint a lead plaintiff has been scheduled for August 13, 2026.

On May 26, 2026, a derivative action (“Derivative Action 1”) was filed in the United States District Court for the Middle District of Tennessee that largely mirrors the Securities Action but is filed by a purported shareholder on behalf of nominal defendant LKQ Corporation against certain current and former directors and officers, asserting both a federal securities claim and breach of fiduciary duty claims relating to the same alleged misconduct during the same purported class period as the Securities Action. Plaintiff seeks, on behalf of LKQ, unspecified monetary damages, disgorgement, and other relief. On July 24, 2026, Derivative Action 1 was stayed pending resolution of LKQ’s anticipated motion to dismiss the Securities Action.

On July 29, 2026, a second derivative action (“Derivative Action 2”) that largely mirrors Derivative Action 1 was filed in the United States District Court for the Middle District of Tennessee by another purported shareholder on behalf of nominal defendant LKQ Corporation against certain current and former directors and officers.

At this time, the Company is unable to predict the outcome or reasonably estimate a range of loss, if any, that could result from an unfavorable outcome relating to the Securities Action, Derivative Action 1, or Derivative Action 2.

Note 18. Segment and Geographic Information

We have three operating segments: North America; Europe; and Specialty, each of which are presented as a reportable segment. The segments are organized based on a combination of geographic regions served and the types of product lines offered. They are managed separately, as each business serves distinct customer bases and is impacted by different economic conditions.

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended June 30, 2026
Revenue:
Third Party	$1,466	$1,455	$487	$—	$3,408
Intersegment	—	—	1	(1)	—
Total segment revenue	$1,466	$1,455	$488	$(1)	$3,408

Less: (1)
Cost of goods sold	844	881	363
Selling, general and administrative expenses	420	476	94
Other segment items (2)	(5)	(11)	(2)
Segment EBITDA	$207	$109	$33	$—	$349
Total depreciation and amortization (3)	$46	$48	$9	$—	$103

Three Months Ended June 30, 2025
Revenue:
Third Party	$1,442	$1,607	$464	$—	$3,513
Intersegment	—	—	1	(1)	—
Total segment revenue	$1,442	$1,607	$465	$(1)	$3,513

Less: (1)
Cost of goods sold	823	988	347
Selling, general and administrative expenses	402	474	82
Other segment items (2)	(7)	(6)	(3)
Segment EBITDA	$224	$151	$39	$—	$414
Total depreciation and amortization (3)	$50	$44	$8	$—	$102

	North America	Europe	Specialty	Eliminations	Consolidated
Six Months Ended June 30, 2026
Revenue:
Third Party	$2,906	$3,076	$895	$—	$6,877
Intersegment	—	—	2	(2)	—
Total segment revenue	$2,906	$3,076	$897	$(2)	$6,877

Less: (1)
Cost of goods sold	1,672	1,882	673
Selling, general and administrative expenses	830	976	178
Other segment items (2)	(6)	(17)	(5)
Segment EBITDA	$410	$235	$51	$—	$696
Total depreciation and amortization (3)	$91	$94	$17	$—	$202

Six Months Ended June 30, 2025
Revenue:
Third Party	$2,854	$3,129	$857	$—	$6,840
Intersegment	—	—	2	(2)	—
Total segment revenue	$2,854	$3,129	$859	$(2)	$6,840

Less: (1)
Cost of goods sold	1,608	1,919	646
Selling, general and administrative expenses	816	933	158
Other segment items (2)	(11)	(15)	(5)
Segment EBITDA	$441	$292	$60	$—	$793
Total depreciation and amortization (3)	$99	$83	$16	$—	$198
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

The table below provides a reconciliation of Net Income to Segment EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$136	$193	$215	$362
Less: net income attributable to continuing noncontrolling interest	—	1	—	1
Net income attributable to LKQ stockholders	136	192	215	361
Less: net income from discontinued operations	2	7	4	18
Net income from continuing operations attributable to LKQ stockholders	134	185	211	343
Adjustments:
Depreciation and amortization	103	102	202	198
Interest expense, net of interest income	52	53	100	105
Provision for income taxes	48	67	92	128
Equity in (earnings) losses of unconsolidated subsidiaries (1)	(2)	(1)	44	—
Equity investment fair value adjustments	—	—	—	(1)
Restructuring and transaction related expenses (2)	14	8	47	19
Direct impacts of Ukraine/Russia conflict (3)	—	—	—	1
Segment EBITDA	$349	$414	$696	$793
(1)    See Note 6, "Equity Method Investments" for further information.
(2)    See Note 8, "Restructuring and Transaction Related Expenses" for further information.
(3)    Adjustments include provisions for and subsequent adjustments to reserves for asset recoverability (primarily receivables and inventory).

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital Expenditures
North America	$24	$16	$36	$38
Europe	23	32	49	59
Specialty	4	4	6	7
Total capital expenditures	$51	$52	$91	$104

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

The following table presents assets by reportable segment (in millions):

	June 30, 2026	December 31, 2025
Receivables, net of allowance for credit losses
North America	$560	$495
Europe	683	552
Specialty	156	157
Total receivables, net of allowance for credit losses	1,399	1,204
Inventories
North America	1,401	1,479
Europe	1,418	1,496
Specialty	465	451
Total inventories	3,284	3,426
Property, plant and equipment, net
North America	643	651
Europe	650	695
Specialty	124	106
Total property, plant and equipment, net	1,417	1,452
Operating lease assets, net
North America	628	641
Europe	534	544
Specialty	148	147
Total operating lease assets, net	1,310	1,332
Other unallocated assets	7,619	7,723
Total assets	$15,029	$15,137

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

	June 30, 2026	December 31, 2025
Long-lived assets
United States	$1,314	$1,313
Germany	345	369
United Kingdom	300	321
Other countries	768	781
Total long-lived assets	$2,727	$2,784

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

Portfolio Management

We continuously manage and assess the businesses and investments we own and the markets in which we operate. Our acquisition strategy is to target highly accretive tuck-in acquisitions with significant synergies or critical capabilities. Additionally, from time to time, we have sold or divested businesses that do not align with our strategic vision, financial objectives or have limited long-term value potential. In 2025, aligning with our ongoing strategy to simplify our portfolio and concentrate on our core segments, we completed the sale of our Self Service segment. See Note 2, "Business Combinations", Note 3, "Discontinued Operations" and Note 6, "Equity Method Investments" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions, divestitures and investments.

In addition to the above, in December 2025, the Company announced that it had commenced a process to explore a potential sale of its Specialty segment. In January 2026, the Company announced that its Board of Directors (the "Board") had initiated a comprehensive review of strategic alternatives to enhance shareholder value. Our Specialty segment is currently being evaluated as part of the broader strategic review process. As part of the review, the Board is working with its advisors to evaluate our strategic alternatives, including a potential sale of the Company.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2025 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2026.

We continue to monitor for certain triggering events which would require us to perform an interim goodwill impairment test. Depending on the facts and circumstances at the time we perform this interim impairment test, we may be required to recognize an impairment to goodwill in one of our segments. For the three months ended June 30, 2026, we did not identify any triggering events or other indicators of impairment that necessitated an interim test of goodwill impairment. See Note 5, "Intangible Assets" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related the interim impairment test performed for the Specialty segment as of March 31, 2026.

Strategic Transformation Initiatives

See "Strategic Restructuring and Transformation Initiatives" in Note 8, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our strategic transformation initiatives. In April 2026, in conjunction with our previously announced plan, we continued our phased rollout of a common Enterprise Resource Planning ("ERP") system across Europe by completing the implementation in Germany. See Part I, Item 4 of this Quarterly Report on Form 10-Q for information related to the ERP system implementation in Germany.

Recently Issued Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 1, "Interim Financial Statements" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to new accounting standards.

Financial Information by Geographic Area

See Note 7, "Revenue Recognition" and Note 18, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our revenue and long-lived assets by geographic region.

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

•Segment EBITDA - See Note 18, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the calculation of Segment EBITDA. We believe that Segment EBITDA provides useful information to evaluate our segment profitability by focusing on the indicators of ongoing operational results.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.2%	61.4%	61.4%	61.0%
Gross margin	38.8%	38.6%	38.6%	39.0%
Selling, general and administrative expenses	29.0%	27.3%	28.9%	27.9%
Restructuring and transaction related expenses	0.4%	0.2%	0.7%	0.3%
Depreciation and amortization	2.7%	2.6%	2.6%	2.6%
Operating income	6.6%	8.5%	6.4%	8.3%
Total other expense, net	1.3%	1.4%	1.4%	1.4%
Income from continuing operations before provision for income taxes	5.3%	7.1%	5.1%	6.9%
Provision for income taxes	1.4%	1.9%	1.3%	1.9%
Equity in (earnings) losses of unconsolidated subsidiaries	—%	—%	0.6%	—%
Income from continuing operations	3.9%	5.3%	3.1%	5.0%
Net income from discontinued operations	0.1%	0.2%	0.1%	0.3%
Net income	4.0%	5.5%	3.1%	5.3%
Less: net income attributable to continuing noncontrolling interest	—%	—%	—%	—%
Net income attributable to LKQ stockholders	4.0%	5.5%	3.1%	5.3%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended June 30,
	2026	2025	Change
Parts & services revenue	$3,305	$3,427	$(122)
Other revenue	103	86	17
Total revenue	$3,408	$3,513	$(105)

The decrease in parts and services revenue of $122 million, or 3.6%, represented a decrease in segment revenue of $154 million, or 9.6%, in Europe, partially offset by increases of $23 million, or 5.0%, in Specialty and $9 million, or 0.5%, in North America. This overall decrease was driven by an organic parts and services revenue decrease of $174 million, or 5.1%, partially offset by a $34 million, or 1.0%, increase due to fluctuations in foreign exchange rates, and a $17 million, or 0.5%, increase due to the net impact of acquisitions and divestitures. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold decreased by $70 million, or 3.3%, to $2,087 million for the three months ended June 30, 2026. Cost of goods sold includes a $22 million unfavorable impact from a weakening U.S. dollar. Cost of goods sold reflects a decrease of $107 million from Europe, partially offset by increases of $21 million from North America and $16 million from Specialty. Cost of goods sold as a percentage of revenue decreased to 61.2% for the three months ended June 30, 2026 from 61.4% for the three months ended June 30, 2025. Cost of goods sold as a percentage of revenue primarily reflects a decrease of 0.4% from Europe, partially offset by an increase of 0.2% from North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Selling, General and Administrative Expenses

Our Selling, general and administrative ("SG&A") expenses increased by $32 million, or 3.3%, to $990 million for the three months ended June 30, 2026. SG&A expenses includes a $10 million unfavorable impact from a weakening U.S. dollar. The year over year increase in SG&A expense primarily reflects increases of $18 million from North America, $12 million from Specialty and $2 million from Europe. SG&A expenses as a percentage of revenue increased to 29.0% for the three months ended June 30, 2026 from 27.3% for the three months ended June 30, 2025. SG&A expenses as a percentage of revenue primarily reflects increases of 1.3% from Europe, 0.4% from North America, and 0.2% from Specialty, partially offset by a decrease of 0.2% attributable to mix. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses increased by $6 million, primarily due to a $3 million increase in restructuring expenses related to our Strategic Restructuring and Transformation Initiatives and a $3 million increase in transaction related expenses. See Note 8, "Restructuring and Transaction Related Expenses" for further information on the restructuring charges.

Provision for Income Taxes

Our effective income tax rate for the three months ended June 30, 2026 was 26.8%, compared to 26.4% for the three months ended June 30, 2025. The increase in the effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is primarily attributable to an unfavorable impact of 1.2% for discrete items, mostly related to a nonrecurring benefit from the reversal of a tax assessment in the prior year, partially offset by a favorable impact from changes in the Company's geographic distribution of income.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended June 30, 2025, the Czech koruna, euro and pound sterling rates used to translate the three months ended June 30, 2026 statements of income increased by 5.1%, 2.5%, and 0.5%, respectively. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net neutral effect on diluted earnings per share from continuing operations relative to the prior year period.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Six Months Ended June 30,
	2026	2025	Change
Parts & services revenue	$6,667	$6,671	$(4)
Other revenue	210	169	41
Total revenue	$6,877	$6,840	$37

The decrease in parts and services revenue of $4 million, or 0.1%, represented a decrease in segment revenue of $56 million, or 1.8%, in Europe, partially offset by increases of $38 million, or 4.4%, in Specialty and $14 million, or 0.5%, in North America. This overall decrease was driven by an organic parts and services revenue decrease of $226 million, or 3.4%, partially offset by a $198 million, or 3.0%, increase due to fluctuations in foreign exchange rates and a $23 million, or 0.3%, increase due to the net impact of acquisitions and divestitures. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Cost of Goods Sold

Cost of goods sold increased by $54 million, or 1.3%, to $4,225 million for the six months ended June 30, 2026. Cost of goods sold includes a $129 million unfavorable impact from a weakening U.S. dollar. Cost of goods sold primarily reflects increases of $64 million from North America and $27 million from Specialty, partially offset by a decrease of $37 million from Europe. Cost of goods sold as a percentage of revenue increased to 61.4% for the six months ended June 30, 2026 from 61.0% for the six months ended June 30, 2025. Cost of goods sold as a percentage of revenue primarily reflects an increase of 0.5% from North America. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Selling, General and Administrative Expenses

Our SG&A expenses increased by $77 million, or 4.0%, to $1,984 million for the six months ended June 30, 2026. SG&A expenses includes a $59 million unfavorable impact from a weakening U.S. dollar. The year over year increase in SG&A expense primarily reflects increases of $43 million from Europe, $20 million from Specialty and $14 million from North America. SG&A expenses as a percentage of revenue increased to 28.9% for the six months ended June 30, 2026 from 27.9% for the six months ended June 30, 2025. SG&A expenses as a percentage of revenue primarily reflects increases of 0.9% from Europe and 0.2% from Specialty. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses increased by $28 million, primarily due to a $23 million increase in restructuring expenses related to our Strategic Restructuring and Transformation Initiatives and a $5 million increase in transaction related expenses. See Note 8, "Restructuring and Transaction Related Expenses" for further information on the restructuring charges.

Provision for Income Taxes

Our effective income tax rate for the six months ended June 30, 2026 was 26.6%, compared to 27.1% for the six months ended June 30, 2025. The decrease in the effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily attributable to a favorable impact from changes in the Company's geographic distribution of income.

Equity in (earnings) losses of unconsolidated subsidiaries

During the six months ended June 30, 2026, we recorded a $44 million other-than-temporary impairment related to our equity method investment in Mekonomen. See Note 6, "Equity Method Investments" for further information on the impairment charge.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the six months ended June 30, 2025, the Czech koruna, euro, pound sterling, and Canadian dollar rates used to translate the six months ended June 30, 2026 statements of income increased by 9.6%, 6.7%, 3.6% and 2.2%, respectively. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.01 on diluted earnings per share from continuing operations relative to the prior year period.

Net Income from Discontinued Operations

Discontinued operations for the six months ended June 30, 2026 and 2025 reflected the Self Service segment which was sold in September 2025. See Note 3, "Discontinued Operations" for further information.

Results of Operations—Segment Reporting

We have three reportable segments: North America; Europe; and Specialty.

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue
Third Party Revenue
North America	$1,466		$1,442		$2,906		$2,854
Europe	1,455		1,607		3,076		3,129
Specialty	487		464		895		857
Total third party revenue	$3,408		$3,513		$6,877		$6,840
Total Revenue
North America	$1,466		$1,442		$2,906		$2,854
Europe	1,455		1,607		3,076		3,129
Specialty	488		465		897		859
Eliminations	(1)		(1)		(2)		(2)
Total revenue	$3,408		$3,513		$6,877		$6,840
Segment EBITDA
North America	$207	14.1%	$224	15.5%	$410	14.1%	$441	15.4%
Europe	109	7.5%	151	9.4%	235	7.6%	292	9.3%
Specialty	33	6.7%	39	8.5%	51	5.7%	60	7.0%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our CODM, our Chief Executive Officer, is Segment EBITDA. The CODM uses Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses; change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict. See Note 18, "Segment and Geographic Information" to the Unaudited Condensed

Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our North America segment (in millions):

	Three Months Ended June 30,
North America	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,371		$1,362		$9	(1)
Other revenue	95		80		15	(2)
Total segment revenue	1,466		1,442		24
Cost of goods sold	844		823		21
Gross margin	622	42.5%	619	42.9%	3	(3)
Selling, general and administrative expenses(5)	420	28.7%	402	27.8%	18	(4)
Less: Other segment items(6)	(5)		(7)		2
Segment EBITDA	$207	14.1%	$224	15.5%	$(17)

(1)Parts and services revenue increased by $9 million, or 0.5%, to $1,371 million for the three months ended June 30, 2026. This increase was due to an organic revenue increase of $7 million, or 0.5%, driven primarily by pricing initiatives to recoup tariff costs and offset inflationary pressures, partially offset by lower volumes in our paint, body and equipment ("PBE") business from increased competition and lower repairable claims and lower volumes in our salvage operations.
(2)Other revenue increased by $15 million, or 20.5%, to $95 million for the three months ended June 30, 2026. This increase was due to (i) a $7 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices, and to a lesser extent, volumes, (ii) a $6 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices, and (iii) a $2 million increase in revenue from scrap steel primarily due to higher prices and volumes.
(3)Gross margin increased by $3 million, or 0.7%, to $622 million for the three months ended June 30, 2026. The increase in gross margin dollars was driven primarily by pricing and higher other revenue as described above, partially offset by cost increases from tariffs and inflationary pressures, and lower volumes. Gross margin percentage decreased by 0.4% which was driven by the dilutive effect of increasing prices to recoup tariff costs, lower vendor rebates and unfavorable customer mix.
(4)SG&A expenses increased by $18 million, or 4.6%, to $420 million for the three months ended June 30, 2026. The increase in SG&A expense is primarily due to (i) a $7 million increase in professional fees, (ii) a $7 million increase due to higher self insurance reserves, (iii) a $4 million increase in freight costs and (iv) other individually immaterial factors representing a $2 million unfavorable impact in the aggregate, partially offset by (v) a $2 million decrease in personnel costs driven by productivity and other cost savings initiatives, partially offset by increased health and other insurance costs and incentive compensation compared to the prior year.
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

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Three Months Ended June 30,
Europe	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,447		$1,601		$(154)	(1)
Other revenue	8		6		2
Total segment revenue	1,455		1,607		(152)
Cost of goods sold	881		988		(107)
Gross margin	574	39.4%	619	38.5%	(45)	(2)
Selling, general and administrative expenses	476	32.6%	474	29.5%	2	(3)
Less: Other segment items(4)	(11)		(6)		(5)
Segment EBITDA	$109	7.5%	$151	9.4%	$(42)

(1)Parts and services revenue decreased by $154 million, or 9.6%, to $1,447 million for the three months ended June 30, 2026. This decrease was due to an organic revenue decrease of $201 million, or 12.6%, primarily driven by lower volumes due to temporary operational challenges resulting from an ERP implementation in Germany, and to a lesser extent, heightened competition in certain markets and difficult economic conditions. This decrease was partially offset by the effect of an exchange rate increase of $34 million, or 2.1%, primarily due to the strengthening of the euro, and to a lesser extent, the Czech koruna and pound sterling against the U.S. dollar, and an increase in acquisition and divestiture revenue of $14 million, or 0.9%, primarily due to our acquisition of six wholesale businesses from the beginning of the second quarter of 2025 through the one-year anniversary of their respective acquisition dates.
(2)Gross margin decreased by $45 million, or 7.4%, to $574 million for the three months ended June 30, 2026. The decrease in gross margin dollars was driven by lower organic revenue, partially offset by an exchange rate increase of $12 million. Gross margin percentage increased by 0.9% which was driven by the favorable impacts of pricing initiatives, and to a lesser extent, product mix.
(3)SG&A expenses increased by $2 million, or 0.1%, to $476 million for the three months ended June 30, 2026. The increase in SG&A expense includes a $10 million unfavorable foreign exchange impact from a weakening U.S. dollar, and a $4 million unfavorable impact primarily related to increased freight, vehicle and fuel costs. This was partially offset by a $12 million favorable impact primarily related to decreased personnel costs driven by productivity, restructuring and other cost savings initiatives which more than offset inflationary pressures, and lower incentive compensation compared to the prior year.
(4)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Three Months Ended June 30,
Specialty	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$487		$464		$23	(1)
Intersegment revenue	1		1		—
Total segment revenue	488		465		23
Cost of goods sold	363		347		16
Gross margin	125	25.6%	118	25.4%	7	(2)
Selling, general and administrative expenses	94	19.3%	82	17.6%	12	(3)
Less: Other segment items(4)	(2)		(3)		1
Segment EBITDA	$33	6.7%	$39	8.5%	$(6)

(1)Parts and services revenue increased by $23 million, or 5.0%, to $487 million for the three months ended June 30, 2026. This was primarily due to an organic revenue increase of $21 million, or 4.5%, primarily driven by volume growth in our marine, recreational vehicle ("RV"), and automotive product lines.
(2)Gross margin increased by $7 million, or 5.7%, to $125 million for the three months ended June 30, 2026. This increase was primarily driven by a favorable impact related to tariff refunds and an increase in parts and services revenue as described above, partially offset by an unfavorable impact in sales mix due to higher volumes on lower margin product lines.
(3)SG&A expenses increased by $12 million, or 15.2%, to $94 million for the three months ended June 30, 2026. This increase was primarily driven by (i) a $8 million increase in credit losses and (ii) a $4 million increase in freight, vehicle and fuel costs.
(4)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our North America segment (in millions):

	Six Months Ended June 30,
North America	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$2,712		$2,698		$14	(1)
Other revenue	194		156		38	(2)
Total segment revenue	2,906		2,854		52
Cost of goods sold	1,672		1,608		64
Gross margin	1,234	42.5%	1,246	43.7%	(12)	(3)
Selling, general and administrative expenses(5)	830	28.6%	816	28.6%	14	(4)
Less: Other segment items(6)	(6)		(11)		5
Segment EBITDA	$410	14.1%	$441	15.4%	$(31)

(1)Parts and services revenue increased by $14 million, or 0.5%, to $2,712 million for the six months ended June 30, 2026. This increase was primarily due to a positive exchange rate effect of $11 million, or 0.4%, primarily due to the stronger Canadian dollar against the U.S. dollar, and to a lesser extent, an organic revenue increase of $2 million, or 0.1%, driven primarily by pricing initiatives to recoup tariff costs and offset inflationary pressures, partially offset by lower volumes in our PBE business from lower repairable claims and increased competition and lower volumes in our salvage operations.

(2)Other revenue increased by $38 million, or 25.2%, to $194 million for the six months ended June 30, 2026. This increase was due to (i) a $17 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices, (ii) a $14 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices, and to a lesser extent, volumes, and (iii) a $7 million increase in revenue from scrap steel primarily due to higher volumes and prices.
(3)Gross margin decreased by $12 million, or 0.9%, to $1,234 million for the six months ended June 30, 2026. The decrease in gross margin dollars was driven by cost increases from inflationary pressures, lower vendor rebates from lower volumes, and unfavorable customer mix, partially offset by pricing initiatives and higher other revenue as described above. Gross margin percentage decreased by 1.2% which was driven by the dilutive effect of increasing prices to recoup tariff costs, lower vendor rebates and unfavorable customer mix.
(4)SG&A expenses increased by $14 million, or 1.8%, to $830 million for the six months ended June 30, 2026. The increase in SG&A expense is primarily due to (i) an $8 million increase in personnel costs primarily due to increased health and other insurance costs and incentive compensation compared to the prior year, (ii) an $8 million increase due to higher self insurance reserves, and (iii) a $5 million increase in freight, vehicle and fuel costs, partially offset by (iv) other individually immaterial factors representing a $7 million favorable impact in the aggregate.
(5)Amounts include certain overhead costs that were historically allocated to the Self Service segment. See Note 3, "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(6)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Six Months Ended June 30,
Europe	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$3,060		$3,116		$(56)	(1)
Other revenue	16		13		3
Total segment revenue	3,076		3,129		(53)
Cost of goods sold	1,882		1,919		(37)
Gross margin	1,194	38.8%	1,210	38.7%	(16)	(2)
Selling, general and administrative expenses	976	31.7%	933	29.8%	43	(3)
Less: Other segment items(4)	(17)		(15)		(2)
Segment EBITDA	$235	7.6%	$292	9.3%	$(57)

(1)Parts and services revenue decreased by $56 million, or 1.8%, to $3,060 million for the six months ended June 30, 2026. This decrease was primarily due to an organic revenue decrease of $262 million, or 8.4%, primarily driven by lower volumes due to temporary operational challenges resulting from an ERP implementation in Germany, and heightened competition in certain markets and difficult economic conditions, partially offset by the effect of an exchange rate increase of $186 million, or 6.0%, primarily due to the strengthening of the euro, and to a lesser extent, the pound sterling and Czech koruna against the U.S. dollar and an increase in acquisition and divestiture revenue of $20 million, or 0.6%, primarily due to our acquisition of six wholesale businesses from the beginning of 2025 through the one-year anniversary of their respective acquisition dates.
(2)Gross margin decreased by $16 million, or 1.4%, to $1,194 million for the six months ended June 30, 2026. The decrease in gross margin dollars was driven by lower organic revenue, partially offset by an exchange rate increase of $71 million.
(3)SG&A expenses increased by $43 million, or 4.6%, to $976 million for the six months ended June 30, 2026. The increase in SG&A expense includes a $56 million unfavorable foreign exchange impact from a weakening U.S. dollar, and a $4 million unfavorable impact primarily related to increased freight, vehicle and fuel costs. This was partially offset by a $17 million favorable impact primarily related to decreased personnel costs driven by productivity, restructuring and other cost savings initiatives which more than offset inflationary pressures.
(4)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Six Months Ended June 30,
Specialty	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$895		$857		$38	(1)
Intersegment revenue	2		2		—
Total segment revenue	897		859		38
Cost of goods sold	673		646		27
Gross margin	224	25.0%	213	24.9%	11	(2)
Selling, general and administrative expenses	178	19.8%	158	18.4%	20	(3)
Less: Other segment items(4)	(5)		(5)		—
Segment EBITDA	$51	5.7%	$60	7.0%	$(9)

(1)Parts and services revenue increased by $38 million, or 4.4%, to $895 million for the six months ended June 30, 2026. This was primarily due to an organic revenue increase of $34 million, or 4.0%, driven by volume growth in our marine and RV product lines.
(2)Gross margin increased by $11 million, or 4.9%, to $224 million for the six months ended June 30, 2026. This increase was primarily driven by a favorable impact related to tariff refunds and an increase in parts and services revenue as described above, partially offset by an unfavorable impact in sales mix due to higher volumes on lower margin product lines.
(3)SG&A expenses increased by $20 million, or 12.5%, to $178 million for the six months ended June 30, 2026. This increase was primarily driven by (i) a $13 million increase in credit losses, (ii) a $4 million increase in freight, vehicle and fuel costs, and (iii) other individually immaterial factors representing a $3 million unfavorable impact in the aggregate.
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

The following table summarizes liquidity data as of the dates indicated (in millions):

	June 30, 2026	December 31, 2025
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	290	1
Less: Letters of credit	81	114
Availability under credit revolving facilities	1,629	1,885
Add: Cash and cash equivalents	301	319
Total liquidity	$1,930	$2,204

We had $1,629 million available under our revolving credit facilities as of June 30, 2026. Combined with $301 million of cash and cash equivalents at June 30, 2026, we had $1,930 million in available liquidity, a decrease of $274 million from our available liquidity as of December 31, 2025, primarily as a result of increasing our revolving credit facilities borrowings by $289 million.

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

A summary of the dividend activity for our common stock for the six months ended June 30, 2026 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 17, 2026	March 12, 2026	March 26, 2026
$0.30	April 28, 2026	May 21, 2026	June 4, 2026

On July 28, 2026, our Board declared a quarterly cash dividend of $0.30 per share of common stock, payable on September 3, 2026, to stockholders of record at the close of business on August 20, 2026.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,930 million of total liquidity as of June 30, 2026 and $545 million of current maturities, we have access to funds to meet our near term commitments. Our current maturities include the $500 million term loan payable under our Senior Unsecured Credit Agreement due January 2027. On July 29, 2026, we prepaid the term loan payable under our Senior Unsecured Credit Agreement with borrowings from our revolving credit facilities. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of June 30, 2026. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of June 30, 2026:

	Covenant Level	Ratio Achieved as of June 30, 2026
Maximum total leverage ratio	4.00 : 1.00	2.8
Minimum interest coverage ratio	3.00 : 1.00	7.4

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

The weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.1% at June 30, 2026. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.0% at June 30, 2026. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at the Secured Overnight Financing Rate plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Overnight Repo Rate Average for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 12, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,283 million and $1,011 million at June 30, 2026 and December 31, 2025, respectively. Of these amounts, there were current maturities of $500 million at June 30, 2026 related to the term loan payable under our Senior Unsecured Credit Agreement due January 2027. On July 29, 2026, we prepaid the term loan payable under our Senior Unsecured Credit Agreement with borrowings from our revolving credit facilities. There were no current maturities at December 31, 2025.

The scheduled maturities of long-term obligations outstanding at June 30, 2026 are as follows (in millions):

Amount
Six months ending December 31, 2026	$26
Years ending December 31:
2027 (1)	532
2028	1,111
2029	515
2030	304
Thereafter	1,473
Total debt (2)	$3,961
(1)Includes $500 million related to the term loan payable under our Senior Unsecured Credit Agreement due January 2027. On July 29, 2026, we prepaid the term loan payable under our Senior Unsecured Credit Agreement with borrowings from our revolving credit facilities.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $28 million as of June 30, 2026).

As of June 30, 2026, the Company had cash and cash equivalents of $301 million, of which $260 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

For the six months ended June 30, 2026, net cash provided by operating activities totaled $55 million compared to $293 million for the same period of 2025. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period. Receivables represented $44 million in higher cash outflows for the six months ended June 30, 2026 compared to the same period of 2025. Inventories represented $87 million in higher cash inflows for the six months ended June 30, 2026 compared to the same period of 2025. Accounts payable produced $223 million in higher cash outflows for the six months ended June 30, 2026 compared to the same period of 2025. Other operating activities primarily reflects the net effect of lower cash earnings and movements in various accruals during the six months ended June 30, 2026 compared to the same period of 2025.

For the six months ended June 30, 2026, net cash used in investing activities totaled $120 million compared to $99 million for the same period of 2025. Property, plant and equipment purchases were $91 million in the six months ended June 30, 2026 compared to $107 million in the prior year period. We invested $30 million of cash in business acquisitions during the six months ended June 30, 2026. There were no significant business acquisitions during the six months ended June 30, 2025.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$55	$293
Less: purchases of property, plant and equipment	91	107
Free cash flow (1)	$(36)	$186
(1)For the six months ended June 30, 2025, Self Service contributed approximately $30 million of free cash flow.

For the six months ended June 30, 2026, net cash provided by financing activities totaled $51 million compared to net cash used in financing activities of $169 million for the same period in 2025. Cash outflows for dividends paid were $154 million and share repurchases were $53 million for the six months ended June 30, 2026 compared to $156 million for dividends paid and $79 million for share repurchases for the same period of 2025. Net debt borrowings were $278 million for the six months ended June 30, 2026 compared to $59 million for the same period of 2025.

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

Summarized Statements of Income (in millions)

	Six Months Ended June 30, 2026	Fiscal Year Ended December 31, 2025
Revenue	$3,262	$6,349
Cost of goods sold	2,007	3,904
Gross margin (1)	1,255	2,445
Income from continuing operations	163	265
Net income	$163	$265
(1)Guarantor subsidiaries recorded $23 million and $51 million of net sales to and $95 million and $259 million of purchases from non-guarantor subsidiaries for the six months ended June 30, 2026 and fiscal year ended December 31, 2025, respectively.

Summarized Balance Sheets (in millions)

	June 30, 2026	December 31, 2025
Current assets	$2,322	$2,349
Noncurrent assets (1)	4,829	4,797
Current liabilities (2)	1,855	1,616
Noncurrent liabilities	3,071	3,294
(1)Noncurrent assets for guarantor subsidiaries included $502 million and $510 million of long-term notes receivable from non-guarantor subsidiaries as of June 30, 2026 and December 31, 2025, respectively.
(2)Current liabilities for guarantor subsidiaries included $474 million and $621 million of short-term notes payable to non-guarantor subsidiaries as of June 30, 2026 and December 31, 2025, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In April 2026, in conjunction with our previously announced plan, we continued our phased rollout of a common Enterprise Resource Planning ("ERP") system across Europe by completing the implementation in Germany. As a result of this implementation, certain internal controls over financial reporting have been automated, modified, or implemented to address the control environment associated with this ERP. While we believe this updated system will strengthen our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting. Except for the ERP implementation and associated processes, there have not been any other changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and lawsuits incidental to our business. Some of these claims may involve complex issues that are subject to substantial uncertainties. However, in the opinion of management, based on currently available information, we do not expect that any currently outstanding claims and lawsuits will, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Refer to Note 17, "Commitments and Contingencies" in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding legal proceedings.

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

The following table summarizes our stock repurchases for the three months ended June 30, 2026 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2026 - April 30, 2026	0.6	$30.43	0.6	$1,539
May 1, 2026 - May 31, 2026	0.6	$27.10	0.6	$1,521
June 1, 2026 - June 30, 2026	0.7	$25.89	0.7	$1,503
Total	1.9		1.9
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit	Description
3.1	Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-Q filed with the SEC on October 31, 2014).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of LKQ Corporation (incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 8-K filed with the SEC on May 8, 2026).
3.3	Amended and Restated Bylaws of LKQ Corporation, as amended as of May 8, 2026 (incorporated herein by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on May 8, 2026).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2026.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Todd G. Cunningham
Todd G. Cunningham
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)