Form 10-Q
period 2026-09-30
LKQ CORP
filed 2026-10-29
CIK 1065696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

At October 22, 2026, the registrant had outstanding an aggregate of 252,398,077 shares of Common Stock.

*****

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3,319	$3,499	$10,196	$10,339
Cost of goods sold	2,083	2,158	6,308	6,329
Gross margin	1,236	1,341	3,888	4,010
Selling, general and administrative expenses	959	958	2,943	2,865
Restructuring and transaction related expenses	24	14	71	33
Impairment of goodwill	88	—	88	—
Impairment of net assets held for sale	23	—	23	—
Depreciation and amortization	89	95	268	272
Operating income	53	274	495	840
Other expense (income):
Interest expense	56	55	164	170
Interest income and other income, net	(8)	(4)	(21)	(25)
Total other expense, net	48	51	143	145
Income from continuing operations before provision for income taxes	5	223	352	695
Provision for income taxes	32	45	124	173
Equity in (earnings) losses of unconsolidated subsidiaries	(2)	—	42	—
(Loss) income from continuing operations	(25)	178	186	522
Net (loss) income from discontinued operations	(2)	2	2	20
Net (loss) income	(27)	180	188	542
Less: net (loss) income attributable to continuing noncontrolling interest	(1)	—	(1)	1
Net (loss) income attributable to LKQ stockholders	$(26)	$180	$189	$541

Basic earnings per share:
(Loss) income from continuing operations	$(0.09)	$0.69	$0.73	$2.02
Net (loss) income from discontinued operations	(0.01)	0.01	0.01	0.08
Net (loss) income	(0.10)	0.70	0.74	2.10
Less: net (loss) income attributable to continuing noncontrolling interest	—	—	—	—
Net (loss) income attributable to LKQ stockholders	$(0.10)	$0.70	$0.74	$2.10

Diluted earnings per share:
(Loss) income from continuing operations	$(0.09)	$0.69	$0.73	$2.02
Net (loss) income from discontinued operations	(0.01)	0.01	0.01	0.08
Net (loss) income	(0.10)	0.70	0.74	2.10
Less: net (loss) income attributable to continuing noncontrolling interest	—	—	—	—
Net (loss) income attributable to LKQ stockholders	$(0.10)	$0.70	$0.74	$2.10

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(27)	$180	$188	$542
Less: net (loss) income attributable to continuing noncontrolling interest	(1)	—	(1)	1
Net (loss) income attributable to LKQ stockholders	(26)	180	189	541

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(28)	(38)	(135)	330
Net change in unrealized gains/losses on cash flow hedges, net of tax	—	—	1	1
Net change in unrealized gains/losses on pension plans, net of tax	—	—	—	1
Net change in unrealized gains/losses on available for sale debt securities, net of tax	(2)	—	(2)	—
Other comprehensive income (loss) from unconsolidated subsidiaries	2	5	(1)	1
Other comprehensive (loss) income	(28)	(33)	(137)	333

Comprehensive (loss) income	(55)	147	51	875
Less: comprehensive (loss) income attributable to continuing noncontrolling interest	(1)	—	(1)	1
Comprehensive (loss) income attributable to LKQ stockholders	$(54)	$147	$52	$874

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In millions, except per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$319	$319
Receivables, net of allowance for credit losses	1,354	1,204
Inventories	3,262	3,426
Prepaid expenses and other current assets	349	299
Total current assets	5,284	5,248
Property, plant and equipment, net	1,396	1,452
Operating lease assets, net	1,283	1,332
Goodwill	5,274	5,414
Other intangibles, net	1,007	1,072
Equity method investments	126	170
Other noncurrent assets	412	449
Total assets	$14,782	$15,137
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,919	$2,108
Accrued expenses:
Accrued payroll-related liabilities	176	190
Refund liability	120	122
Other accrued expenses	434	344
Current portion of operating lease liabilities	256	253
Current portion of long-term obligations	39	32
Other current liabilities	78	88
Total current liabilities	3,022	3,137
Long-term operating lease liabilities, excluding current portion	1,105	1,145
Long-term obligations, excluding current portion	3,678	3,631
Deferred income taxes	322	331
Other noncurrent liabilities	337	332
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, 1,000.0 shares authorized, 324.5 shares issued and 252.4 shares outstanding at September 30, 2026; 324.0 shares issued and 255.0 shares outstanding at December 31, 2025	3	3
Additional paid-in capital	1,601	1,581
Retained earnings	7,916	7,958
Accumulated other comprehensive loss	(194)	(57)
Treasury stock, at cost; 72.1 shares at September 30, 2026 and 69.0 shares at December 31, 2025	(3,031)	(2,948)
Total Company stockholders' equity	6,295	6,537
Noncontrolling interest	23	24
Total stockholders' equity	6,318	6,561
Total liabilities and stockholders' equity	$14,782	$15,137

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES (1):
Net income	$188	$542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305	312
Impairment of goodwill and net assets held for sale	111	—
Impairment on Mekonomen equity method investment	44	—
Stock-based compensation expense	27	27
Other	23	(25)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Receivables	(238)	(212)
Inventories	99	54
Other assets	(25)	(6)
Prepaid income taxes/income taxes payable	(27)	81
Accounts payable	(143)	(44)
Other liabilities	83	3
Operating lease assets and liabilities	19	1
Net cash provided by operating activities	466	733
CASH FLOWS FROM INVESTING ACTIVITIES (1)(2):
Purchases of property, plant and equipment	(130)	(160)
Acquisitions, net of cash acquired	(37)	2
Other investing activities, net	(1)	14
Net cash used in investing activities	(168)	(144)
CASH FLOWS FROM FINANCING ACTIVITIES (1):
Borrowings under revolving credit facilities	1,729	1,214
Repayments under revolving credit facilities	(1,150)	(1,384)
Repayments under term loan payable	(500)	—
Repayments of other debt, net	(27)	(33)
Dividends paid to LKQ stockholders	(230)	(234)
Purchase of treasury stock	(83)	(119)
Other financing activities, net	(23)	(6)
Net cash used in financing activities	(284)	(562)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	30
Net (decrease) increase in cash, cash equivalents and restricted cash	(3)	57
Cash, cash equivalents and restricted cash of continuing operations, beginning of period (3)	332	239
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash, cash equivalents and restricted cash of continuing and discontinued operations, beginning of period (3)	332	239
Cash, cash equivalents and restricted cash of continuing and discontinued operations, end of period (3)	329	296
Less: Cash and cash equivalents of discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash, end of period (3)	$329	$296
(1)    Amounts presented contain results from both continuing and discontinued operations. Refer to Note 3, "Discontinued Operations" for further information regarding cash flows associated with the results of discontinued operations.
(2)    Non-cash investing activities for the nine months ended September 30, 2025 includes an approximately $390 million receivable related to the sale of Self Service. Refer to Note 3, "Discontinued Operations" for further information.
(3)    See Note 16, "Cash, Cash Equivalents and Restricted Cash" for further information on restricted cash.

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Three Months Ended September 30, 2026
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2026	324.3	$3	(70.9)	$(3,002)	$1,593	$8,019	$(166)	$24	$6,471
Net loss	—	—	—	—	—	(26)	—	(1)	(27)
Other comprehensive loss	—	—	—	—	—	—	(28)	—	(28)
Purchase of treasury stock	—	—	(1.2)	(29)	—	—	—	—	(29)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(1)	—	—	—	(1)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(77)	—	—	(77)
Balance as of September 30, 2026	324.5	$3	(72.1)	$(3,031)	$1,601	$7,916	$(194)	$23	$6,318

	Three Months Ended September 30, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of July 1, 2025	323.8	$3	(66.5)	$(2,868)	$1,567	$7,867	$(51)	$25	$6,543
Net income	—	—	—	—	—	180	—	—	180
Other comprehensive loss	—	—	—	—	—	—	(33)	—	(33)
Purchase of treasury stock	—	—	(1.2)	(40)	—	—	—	—	(40)
Vesting of restricted stock units, net of shares withheld for employee tax	0.2	—	—	—	(3)	—	—	—	(3)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared to LKQ stockholders ($0.30 per share)	—	—	—	—	—	(78)	—	—	(78)
Balance as of September 30, 2025	324.0	$3	(67.7)	$(2,908)	$1,574	$7,969	$(84)	$25	$6,579

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

LKQ CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In millions, except per share data)

	Nine Months Ended September 30, 2026
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	324.0	$3	(69.0)	$(2,948)	$1,581	$7,958	$(57)	$24	$6,561
Net income (loss)	—	—	—	—	—	189	—	(1)	188
Other comprehensive loss	—	—	—	—	—	—	(137)	—	(137)
Purchase of treasury stock	—	—	(3.1)	(83)	—	—	—	—	(83)
Vesting of restricted stock units, net of shares withheld for employee tax	0.5	—	—	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	—	—	27	—	—	—	27
Dividends declared to LKQ stockholders ($0.90 per share)	—	—	—	—	—	(231)	—	—	(231)
Balance as of September 30, 2026	324.5	$3	(72.1)	$(3,031)	$1,601	$7,916	$(194)	$23	$6,318

	Nine Months Ended September 30, 2025
	LKQ Stockholders
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	323.6	$3	(64.5)	$(2,787)	$1,556	$7,662	$(417)	$15	$6,032
Net income	—	—	—	—	—	541	—	1	542
Other comprehensive income	—	—	—	—	—	—	333	—	333
Purchase of treasury stock	—	—	(3.2)	(121)	—	—	—	—	(121)
Vesting of restricted stock units, net of shares withheld for employee tax	0.4	—	—	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	—	—	—	27	—	—	—	27
Dividends declared to LKQ stockholders ($0.90 per share)	—	—	—	—	—	(234)	—	—	(234)
Acquisition of a subsidiary with noncontrolling interest	—	—	—	—	—	—	—	9	9
Balance as of September 30, 2025	324.0	$3	(67.7)	$(2,908)	$1,574	$7,969	$(84)	$25	$6,579

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

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements", which amends certain aspects of hedge accounting to more closely align with the economics of an entity’s risk management activities. The amendments include changes to the risk assessment for cash flow hedges, hedging forecasted interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments and dual hedges of foreign currency denominated debt instruments. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. This ASU is required to be adopted prospectively for all hedging relationships, with the option to adopt the amendments for hedging relationships that exist as of the adoption date. We expect the adoption of this standard will not materially impact our results of operations, financial position or cash flows.

Note 2. Business Combinations and Divestitures

We completed acquisitions of six businesses within our Europe segment, one business within our North America segment and one business within our Specialty segment, during the nine months ended September 30, 2026. Total acquisition date fair value of the consideration for these acquisitions was $116 million, composed primarily of $66 million of pre-existing loans and other receivables effectively settled upon acquisition, $37 million of cash paid (net of cash acquired) and $7 million of other purchase price obligations (non-interest bearing). During the nine months ended September 30, 2026, we recorded $49 million of goodwill related to these acquisitions, of which we expect an insignificant amount to be deductible for income tax purposes. In the period between the acquisition dates and September 30, 2026, these acquisitions generated revenue of $32 million and an operating loss of $10 million.

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

Our acquisitions are accounted for under the purchase method of accounting and are included in our consolidated financial statements from the dates of acquisition. The purchase prices were allocated to the net assets acquired based upon estimated fair values at the dates of acquisition. The purchase price allocations for the acquisitions made during the nine months ended September 30, 2026 are preliminary as we are in the process of determining the following: 1) valuation amounts for certain receivables, inventories and fixed assets acquired; 2) valuation amounts for certain intangible assets acquired; 3) the acquisition date fair value of certain liabilities assumed; and 4) the tax basis of the entities acquired. We have recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the valuations. During the first nine months of 2026, the measurement period adjustments recorded for acquisitions completed in prior periods were not material.

The purchase price allocations for the acquisitions completed during the nine months ended September 30, 2026 are as follows (in millions):

Nine Months Ended September 30, 2026
All Acquisitions
Receivables	$8
Inventories	16
Property, plant and equipment	27
Operating lease assets	16
Goodwill	49
Other intangibles (1)	48
Other noncurrent assets	1
Current liabilities assumed	(21)
Long-term operating lease liabilities, excluding current portion	(12)
Debt assumed	(18)
Other noncurrent liabilities assumed	(4)
Other purchase price obligations	(7)
Settlement of pre-existing balances(2)	(66)
Cash used in acquisitions, net of cash acquired	$37
(1)    The amount recorded for our acquisitions includes $18 million of developed technology (6 year weighted average useful life), $21 million of customer relationships (8.3 year weighted average useful life) and $9 million of trade names (9.1 year weighted average useful life).
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

The primary objectives of our acquisitions completed during the nine months ended September 30, 2026 were to create economic value for our stockholders by enhancing our position as a leading source for alternative collision and mechanical repair products and to expand into other product lines and businesses that may benefit from our operating strengths.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the effect of the businesses acquired during the nine months ended September 30, 2026 as though the businesses had been acquired as of January 1, 2025. The unaudited pro forma financial information is based upon accounting estimates and judgments that we believe are reasonable. The unaudited pro forma financial information includes the effect of purchase accounting adjustments, such as the adjustment of inventory acquired to fair value, adjustments to depreciation on acquired property, plant and equipment, adjustments to rent expense for above or below market leases, adjustments to amortization on acquired intangible assets, adjustments to interest expense, and the related tax effects. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented or of future results. The unaudited pro forma financial information is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3,319	$3,532	$10,225	$10,436
(Loss) income from continuing operations	(25)	174	173	510

The following table summarizes the significant non-cash investing and financing activities related to our acquisitions (in millions):

	Nine Months Ended September 30,
	2026	2025
Settlement of pre-existing balances (1)	$(66)	$—
(1)    Amount primarily relates to the acquisition-date fair value of pre-existing loans and other receivables between LKQ and RSI that were effectively settled upon acquisition.

Divestitures

In September 2026, we entered into a definitive agreement to sell our Romanian operations within our Europe segment to Elit Kar OOD, an equity method investee in which we hold a 20% ownership interest, in exchange for a purchase price receivable, with no cash consideration at closing. We expect to close the transaction in the fourth quarter of 2026 subject to regulatory approvals and customary closing conditions. In connection with entering into this agreement, we concluded that this disposal group met the held for sale criteria and classified their assets and liabilities as held for sale. As of September 30, 2026, the assets and liabilities held for sale were not material and are presented within Prepaid expenses and other current assets and Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets, respectively. Upon classification as held for sale, we recorded a $23 million impairment charge to write down the carrying value of the net assets of our operations in Romania to its fair value less costs to sell, which is recorded within Impairment of net assets held for sale on the Unaudited Condensed Consolidated Statements of Income.

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

In connection with the transaction, we also entered into a transition services agreement to provide certain post-close support services. These support services, most of which last for up to nine months or longer as deemed necessary from the closing date of the sale, are in the areas of human resources, tax, finance, information technology, and operations, among others.

The following table summarizes the comparative financial results of discontinued operations which are presented in Net (loss) income from discontinued operations in the Unaudited Condensed Consolidated Statements of Income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$130	$—	$395
Cost of goods sold	—	68	—	213
Gross margin	—	62	—	182
Gain on disposal of business (1)	—	—	(4)	—
Impairment of net assets held for sale (2)	—	12	—	12
Selling, general and administrative expenses	—	43	—	123
Depreciation and amortization	—	2	—	9
Operating income	—	5	4	38
Other expense (income):
Interest expense	—	5	—	15
Interest income and other income, net	—	—	—	(1)
Total other expense, net	—	5	—	14
Income from discontinued operations before provision for income taxes	—	—	4	24
Provision (benefit) for income taxes	2	(2)	2	4
Net (loss) income from discontinued operations	$(2)	$2	$2	$20
(1)    During the nine months ended September 30, 2026, we recorded a gain upon finalizing the working capital adjustment for Self Service.
(2)    During the nine months ended September 30, 2025, we recorded an impairment to write down the carrying value of Self Service to its fair value less costs to sell.

The following table summarizes the significant non-cash operating activities and capital expenditures of the Company’s discontinued operations related to the Self Service segment (in millions):

	Nine Months Ended September 30,
	2026	2025
Depreciation and amortization	$—	$9
Gain on disposal of business	(4)	—
Impairment of net assets held for sale	—	12
Purchases of property, plant and equipment	—	5

Note 4. Allowance for Credit Losses

Our allowance for credit losses was $49 million and $53 million as of September 30, 2026 and December 31, 2025, respectively. The provision for credit losses was $6 million and $7 million for the three months ended September 30, 2026 and 2025 and $32 million and $14 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 5. Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. During our annual goodwill and indefinite-lived intangible assets impairment test performed in the fourth quarter of 2025, we determined the carrying value of our Specialty reporting unit exceeded the fair value estimate and an impairment charge was recorded. During the three months ended September 30, 2026, we identified a triggering event under Accounting Standards Codification ("ASC") 350 for our Specialty and Europe reporting units resulting from declining financial performance. The triggering event occurred due to both reporting units experiencing underperformance relative to our current year forecasts and reductions in expected future segment profitability with the Specialty reporting unit forecasting lower operating profitability as a result of, among other things, unfavorable customer and product mix shifts, higher fuel and freight costs, and unexpected declines in certain markets and our Europe reporting unit experiencing lower than expected demand and forecasting slower than previously anticipated revenue recovery from the operational challenges resulting from the ERP implementation in Germany. As a result, we performed interim quantitative goodwill impairment tests for our Specialty and Europe reporting units as of September 30, 2026.

Based on the results of the interim quantitative goodwill impairment tests, we determined that the carrying amount of the Specialty reporting unit was in excess of its fair value and recorded a goodwill impairment charge of $88 million, which was recorded in Impairment of goodwill on the Unaudited Condensed Consolidated Statements of Income. For our Europe reporting unit, the estimated fair value exceeded the respective carrying value by 20% and, accordingly, no goodwill impairment was recorded.

Management estimated the fair value of each reporting unit using both an income approach and a market approach. Under the income approach, management applied a discounted cash flow method reflecting discounted projected future (debt-free) cash flows, which were based on internal forecasts and other assumptions. Discount rates applied to the projected cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration and may include reporting-unit-specific risk premiums. Under the market approach, management utilized the guideline public company method, which analyzes market multiples (including revenue and/or earnings before interest, taxes, depreciation and amortization) for a group of comparable public companies, and used this market approach to validate the results of the income approach. The interim quantitative goodwill impairment tests utilized significant unobservable inputs, which are considered Level 3 inputs.

For the first nine months of 2026, we did not identify any triggering events or other indicators of impairment that necessitated any further interim test of goodwill impairment for our North America reporting unit.

Note 6. Equity Method Investments

The carrying value of our Equity method investments were as follows (in millions):

	Segment	Ownership as of September 30, 2026	September 30, 2026	December 31, 2025
MEKO AB (1)	Europe	26.6%	$113	$157
Other			13	13
Total			$126	$170
(1)    Equity in losses and earnings from our investment in MEKO AB ("Mekonomen") are reported on a one quarter lag and are excluded from the calculation of Segment EBITDA. As of September 30, 2026, the Level 1 fair value of our investment in Mekonomen was $103 million based on the quoted market price for Mekonomen's common stock using the same foreign exchange rate as the carrying value. During the three months ended September 30, 2026, the share price of Mekonomen fell below our carrying value and we evaluated this investment for other-than-temporary impairment, determining that the decline in fair value was not other-than-temporary. However, a prolonged decline in share price may cause us to recognize other-than-temporary impairments in our Unaudited Condensed Consolidated Statements of Income in a future period. During the three months ended March 31, 2026, we evaluated our investment in Mekonomen for impairment and concluded that events occurring during the quarter signaled the decline in fair value was other-than-temporary, specifically the change in financial condition, including the significant increase in their leverage ratio and discontinuation of their dividend, in combination with the prolonged significant stock price decrease and operational underperformance due to difficult economic conditions. Therefore, we recognized an other-than-temporary impairment charge of $44 million, which represented the difference in the carrying value and the fair value of our investment in Mekonomen. The fair value of our investment in Mekonomen was determined using the Mekonomen share price of SEK 69 as of March 31, 2026. The impairment charges are recorded in Equity in (earnings) losses of unconsolidated subsidiaries in our Unaudited Condensed Consolidated Statements of Income.

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

The following table sets forth our revenue disaggregated by category and reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America	$1,306	$1,343	$4,018	$4,041
Europe	1,451	1,615	4,511	4,731
Specialty	465	456	1,360	1,313
Parts and services	3,222	3,414	9,889	10,085
North America	95	80	289	236
Europe	2	5	18	18
Other	97	85	307	254
Total revenue	$3,319	$3,499	$10,196	$10,339

Variable Consideration

Amounts related to variable consideration on our Unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	Classification	September 30, 2026	December 31, 2025
Return asset	Prepaid expenses and other current assets	$65	$66
Refund liability	Refund liability	120	122
Variable consideration reserve	Receivables, net of allowance for credit losses	155	148

Revenue by Geographic Area

Our net sales are attributed to geographic area based on the location of the selling operation. The following table sets forth our revenue by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
United States	$1,569	$1,583	$4,765	$4,728
Germany	378	474	1,204	1,367
United Kingdom	396	432	1,222	1,267
Other countries	976	1,010	3,005	2,977
Total revenue	$3,319	$3,499	$10,196	$10,339

Note 8. Restructuring and Transaction Related Expenses

Strategic Restructuring and Transformation Initiatives

As part of executing our strategy to deliver profitable growth, drive a lean operating model and maximize returns on invested capital, we will, from time to time, engage in restructuring and business transformation initiatives. These initiatives can range in scope from broad changes such as centralizing and standardizing non-customer facing teams and divesting non-strategic assets, to targeted changes such as consolidating underutilized facilities and closing underperforming locations. Executing on these initiatives can take a few months to several years to fully implement depending on the scope and complexity of the initiative. Additionally, initiatives can change or expand based on the information obtained while executing on the initiative and when additional actions are identified. We anticipate we will incur approximately $85 million of total costs in 2026 and into early 2027 executing on the approved actions in connection with these initiatives.

The following table sets forth the expenses incurred related to our Strategic Restructuring and Transformation Initiatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Expense Type	2026	2025 (1)	2026	2025 (1)
Employee related costs	$4	$2	$28	$14
Facility exit costs	13	3	26	8
Other costs, net	3	1	6	1
Total	$20	$6	$60	$23
(1)    Includes costs previously included in the 2024 Global Plan and 1 LKQ Europe Plan.

Expenses incurred for the nine months ended September 30, 2026 were related to the closing of underperforming locations and the elimination of inefficient cost structures primarily in our Europe and North America segments.

Acquisition Integration Plans

After completing the acquisition of a business, we may incur costs related to integrating the acquired business into our current business structure and systems. These costs are typically incurred within a year from the acquisition date and vary in magnitude depending on the size and complexity of the related integration activities. There are no material Acquisition Integration Plans as of September 30, 2026. We incurred expenses totaling $1 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and we incurred expenses totaling $2 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively.

Transaction Related Expenses

During the three months ended September 30, 2026 and 2025, we incurred expenses totaling $3 million and $5 million, respectively, and during the nine months ended September 30, 2026 and 2025, we incurred expenses totaling $9 million and $6 million, respectively, for legal, accounting and advisory services related to completed and potential transactions.

Note 9. Earnings Per Share

The following chart sets forth the computation of earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) income from continuing operations	$(25)	$178	$186	$522
Denominator for basic earnings per share—Weighted-average shares outstanding	252.9	257.1	254.3	258.1
Effect of dilutive securities:
Restricted stock units ("RSUs")	—	0.2	0.3	0.3
Denominator for diluted earnings per share—Adjusted weighted-average shares outstanding	252.9	257.3	254.6	258.4
Basic (loss) earnings per share from continuing operations	$(0.09)	$0.69	$0.73	$2.02
Diluted (loss) earnings per share from continuing operations (1)	$(0.09)	$0.69	$0.73	$2.02
(1)    Diluted earnings per share from continuing operations was computed using the treasury stock method for dilutive securities.

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in millions):

	Three Months Ended September 30, 2026
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Unrealized Gain (Loss) on Pension Plans	Unrealized Gain (Loss) on Available for Sale Debt Securities	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2026	$(171)	$(6)	$10	$—	$1	$(166)
Pretax loss	(28)	—	—	—	—	(28)
Reclassification of unrealized gain	—	—	(1)	(3)	—	(4)
Reclassification of deferred income taxes	—	—	1	1	—	2
Other comprehensive income from unconsolidated subsidiaries	—	—	—	—	2	2
Balance as of September 30, 2026	$(199)	$(6)	$10	$(2)	$3	$(194)

	Three Months Ended September 30, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of July 1, 2025	$(43)	$(8)	$—	$(51)
Pretax loss	(38)	—	—	(38)
Other comprehensive income from unconsolidated subsidiaries	—	—	5	5
Balance as of September 30, 2025	$(81)	$(8)	$5	$(84)

	Nine Months Ended September 30, 2026
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Unrealized Gain (Loss) on Pension Plans	Unrealized Gain (Loss) on Available for Sale Debt Securities	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2026	$(64)	$(7)	$10	$—	$4	$(57)
Pretax loss	(135)	—	—	—	—	(135)
Reclassification of unrealized loss (gain)	—	1	(1)	(3)	—	(3)
Reclassification of deferred income taxes	—	—	1	1	—	2
Other comprehensive loss from unconsolidated subsidiaries	—	—	—	—	(1)	(1)
Balance as of September 30, 2026	$(199)	$(6)	$10	$(2)	$3	$(194)

	Nine Months Ended September 30, 2025
	Foreign Currency Translation	Unrealized Gain (Loss) on Cash Flow Hedges (1)	Unrealized Gain (Loss) on Pension Plans	Other Comprehensive Income (Loss) from Unconsolidated Subsidiaries	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(411)	$(9)	$(1)	$4	$(417)
Pretax income	330	1	—	—	331
Income tax effect	—	(1)	—	—	(1)
Reclassification of unrealized loss	—	1	—	—	1
Reclassification of deferred income taxes	—	—	1	—	1
Other comprehensive income from unconsolidated subsidiaries	—	—	—	1	1
Balance as of September 30, 2025	$(81)	$(8)	$—	$5	$(84)
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

Note 11. Supply Chain Financing

We utilize voluntary supply chain finance programs to support our efforts in negotiating payment term extensions with suppliers as a part of our goal to improve our operating cash flows. As of September 30, 2026 and December 31, 2025, we had $450 million and $481 million of Accounts payable outstanding under the arrangements, respectively.

Note 12. Long-Term Obligations

Long-term obligations consist of the following (in millions):

		September 30, 2026			December 31, 2025
	Maturity Date	Interest Rate		Amount	Interest Rate		Amount
Senior Unsecured Credit Agreement:
Term loan payable (1)	January 2027	—%		$—	5.19%		$500
Revolving credit facilities	December 2030	5.24%	(2)	580	3.13%	(2)	1

Senior Unsecured Term Loan Agreement:
Term loan payable	March 2029	3.83%		492	3.81%		510

Unsecured Senior Notes:
U.S. Notes (2028)	June 2028	5.75%		800	5.75%		800
U.S. Notes (2033)	June 2033	6.25%		600	6.25%		600
Euro Notes (2028)	April 2028	4.13%		283	4.13%		294
Euro Notes (2031)	March 2031	4.13%		850	4.13%		881

Finance lease obligations		5.68%	(2)	132	4.81%	(2)	106
Other debt	Various through December 2030	26.39%	(2) (3)	6	3.21%	(2)	3
Total debt				3,743			3,695
Less: long-term debt issuance costs and unamortized bond discounts				(26)			(32)
Total debt, net of debt issuance costs and unamortized bond discounts				3,717			3,663
Less: current maturities, net of debt issuance costs				(39)			(32)
Long-term debt, net of debt issuance costs and unamortized bond discounts				$3,678			$3,631
(1)     On July 29, 2026, we prepaid the term loan payable under our Senior Unsecured Credit Agreement with borrowings from our revolving credit facilities.
(2)     Interest rate derived via a weighted average.
(3)     Increase in interest rate as of September 30, 2026 is due to the annualization effect of a short-term borrowing.

Cash paid for interest was $137 million and $163 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Derivative Instruments Designated as Cash Flow Hedges

In February 2023, we entered into interest rate swap agreements to mitigate the risk of changing interest rates on our variable interest rate payments related to borrowings under our Senior Unsecured Credit Agreement. The agreements included a total $300 million notional amount that matured in February 2026. Changes in the fair value of the interest rate swaps were recorded in Accumulated other comprehensive loss and reclassified to Interest expense when the hedged interest payments affected earnings. The activity related to the interest rate swaps was classified in operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows as the activity related to normal recurring settlements to match interest payments. As of September 30, 2026, there are no derivative instruments designated as cash flow hedges outstanding.

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

The activity related to our cash flow hedges is included in Note 10, "Accumulated Other Comprehensive Income (Loss)." As of September 30, 2026, we estimate that $1 million of derivative losses (net of tax) included in Accumulated other comprehensive loss will be reclassified into our Unaudited Condensed Consolidated Statements of Income within the next 12 months.

Note 14. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

We use the market and income approaches to estimate the fair value of our financial assets and liabilities, and during the three and nine months ended September 30, 2026, there were no significant changes in valuation techniques or inputs related to the financial assets or liabilities that we have historically recorded at fair value.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs we utilized to determine such fair value as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments - debt securities	$73	$—	$—	$73	$70	$—	$—	$70
Investments - equity securities	21	—	—	21	19	—	—	19
Total Assets	$94	$—	$—	$94	$89	$—	$—	$89
Liabilities:
Contingent consideration liabilities	$—	$—	$1	$1	$—	$—	$3	$3
Total Liabilities	$—	$—	$1	$1	$—	$—	$3	$3

Investments in debt and equity securities relate to our captive insurance subsidiary and are included in Other noncurrent assets on the Unaudited Condensed Consolidated Balance Sheets. For contingent consideration liabilities, at both September 30, 2026 and December 31, 2025, the entire portion was current and was included in Other current liabilities on the Unaudited Condensed Consolidated Balance Sheets based on the expected timing of the related payments.

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

Financial Assets and Liabilities Not Measured at Fair Value

Our debt is reflected on the Unaudited Condensed Consolidated Balance Sheets at cost. The fair value measurements of the borrowings under the credit agreement are classified as Level 2 within the fair value hierarchy since they are determined based upon significant inputs observable in the market, including interest rates on recent financing transactions with similar terms and maturities. We estimated the fair value by calculating the upfront cash payment a market participant would require at September 30, 2026 and December 31, 2025 to assume these obligations. The fair values of the U.S. Notes (2028), the U.S. Notes (2033), the 4.13% senior notes due April 2028 (the "Euro Notes (2028)") and the 4.13% senior notes due March 2031

(the "Euro Notes (2031)") are determined based upon observable market inputs including quoted market prices in markets that are not active, and therefore are classified as Level 2 within the fair value hierarchy.

Based on market conditions as of September 30, 2026 and December 31, 2025, the fair value of the borrowings under the Senior Unsecured Credit Agreement reasonably approximated the carrying values of $580 million and $501 million, respectively. As of September 30, 2026 and December 31, 2025, the fair value of the borrowings under the Senior Unsecured Term Loan Credit Agreement ("CAD Note") reasonably approximated the carrying values of $492 million and $510 million, respectively.

The following table provides the carrying and fair value for our other financial instruments as of September 30, 2026 and December 31, 2025 (in millions):

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. Notes (2028)	$800	$801	$800	$827
U.S. Notes (2033)	600	592	600	642
Euro Notes (2028)	283	282	294	295
Euro Notes (2031)	850	830	881	902

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

Our effective income tax rate for the nine months ended September 30, 2026 was 35.2%, compared to 24.8% for the nine months ended September 30, 2025. The increase in the effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is attributable to a 1.3% unfavorable year over year impact from changes in the Company's geographic distribution of income and a 9.1% increase in the impact of discrete items. The increase in discrete items was primarily driven by the nondeductible portion of the goodwill impairment of the Specialty segment, totaling $84 million, recognized in the third quarter of 2026, which increased the effective tax rate by 6.7%.

Net income taxes paid were $158 million and $146 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 16. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents as reported on the Unaudited Condensed Consolidated Balance Sheets to Cash, cash equivalents and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$319	$319
Restricted cash included in Other noncurrent assets (1)	10	13
Cash, cash equivalents and restricted cash	$329	$332
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

On April 22, 2026, a purported stockholder of LKQ filed a putative class action (the “Securities Action”) in the United States District Court for the Middle District of Tennessee against LKQ Corporation and certain of its officers. The complaint generally alleges that LKQ made certain materially false and misleading statements and omitted certain material information regarding LKQ’s acquisition and integration of Uni-Select Incorporated ("Uni-Select") and Uni-Select’s U.S. operating subsidiary FinishMaster, which artificially inflated the market price of LKQ common stock. The complaint seeks, among other things, unspecified compensatory damages. On June 22, 2026, the court entered an order extending Defendants’ time to respond to the complaint until after a lead plaintiff has been appointed by the court. On October 7, 2026, the court appointed Nordea Investment Management AB ("Nordea") as the lead plaintiff and approved the selection of lead counsel. On October 27, 2026, the parties proposed a schedule for Nordea to file an amended complaint and for briefing on defendants’ anticipated motion to dismiss.

On May 26, 2026, a derivative action (“Derivative Action 1”) was filed in the United States District Court for the Middle District of Tennessee that largely mirrors the Securities Action but is filed by a purported shareholder on behalf of nominal defendant LKQ Corporation against certain current and former directors and officers, asserting both a federal securities claim and breach of fiduciary duty claims relating to the same alleged misconduct during the same purported class period as the Securities Action. Plaintiff seeks, on behalf of LKQ, unspecified monetary damages, disgorgement, and other relief. On June 10, 2026, Derivative Action 1 was reassigned to the judge who is presiding over the Securities Action. On July 24, 2026, Derivative Action 1 was stayed pending resolution of LKQ’s anticipated motion to dismiss the Securities Action.

On July 29, 2026, a second derivative action (“Derivative Action 2”) that largely mirrors Derivative Action 1 was filed in the United States District Court for the Middle District of Tennessee by another purported shareholder on behalf of nominal defendant LKQ Corporation against certain current and former directors and officers. On August 10, 2026, Derivative Action 2 was reassigned to the judge who is presiding over the Securities Action. On August 11, 2026, the Securities Action court, on its own accord, consolidated Derivative Actions 1 and 2 with the Securities Action. On September 14, 2026, the parties to Derivative Action 2 moved to deconsolidate the derivative actions from the Securities Action and to stay Derivative Action 2 pending resolution of LKQ’s anticipated motion to dismiss the Securities Action. That motion is currently pending.

On August 13, 2026, a third derivative action (“Derivative Action 3”) that largely mirrors Derivative Actions 1 and 2 was filed in the United States District Court for the District of Delaware by another purported shareholder on behalf of nominal defendant LKQ Corporation against certain current and former directors.

On September 11, 2026, a fourth derivative action (“Derivative Action 4”) that largely mirrors Derivative Actions 1-3 was filed in the United States District Court for the Middle District of Tennessee by another purported shareholder on behalf of nominal defendant LKQ Corporation against certain current and former directors and officers. On September 25, 2026, Derivative Action 4 was reassigned to the judge who is presiding over the Securities Action. On September 28, 2026, LKQ moved to stay Derivative Action 4 pending resolution of LKQ’s anticipated motion to dismiss the Securities Action. On September 29, 2026, plaintiffs in Derivative Actions 1, 2 and 4 moved to consolidate those derivative actions.

On October 15, 2026, the court presiding over Derivative Actions 1, 2, and 4, on its own accord, transferred those actions to the United States District Court for the District of Delaware before it could issue a decision on LKQ’s motion to stay Derivative Action 4 or the consolidation motion filed by plaintiffs in Derivative Actions 1, 2 and 4. As such, both motions remain pending. On October 28, 2026, Derivative Actions 1, 2, and 4 were reassigned to the same judge who is presiding over Derivative Action 3.

At this time, the Company is unable to predict the outcome or reasonably estimate a range of loss, if any, that could result from an unfavorable outcome relating to the Securities Action, Derivative Action 1, Derivative Action 2, Derivative Action 3, or Derivative Action 4.

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

The following tables present our financial performance by reportable segment for the periods indicated (in millions):

	North America	Europe	Specialty	Eliminations	Consolidated
Three Months Ended September 30, 2026
Revenue:
Third Party	$1,401	$1,453	$465	$—	$3,319
Intersegment	1	—	—	(1)	—
Total segment revenue	$1,402	$1,453	$465	$(1)	$3,319

Less: (1)
Cost of goods sold	808	921	355
Selling, general and administrative expenses	394	476	89
Other segment items (2)	(3)	(12)	(4)
Segment EBITDA	$203	$68	$25	$—	$296
Total depreciation and amortization (3)	$47	$45	$11	$—	$103

Three Months Ended September 30, 2025
Revenue:
Third Party	$1,423	$1,620	$456	$—	$3,499
Intersegment	—	—	1	(1)	—
Total segment revenue	$1,423	$1,620	$457	$(1)	$3,499

Less: (1)
Cost of goods sold	825	991	343
Selling, general and administrative expenses	401	474	83
Other segment items (2)	(2)	(7)	(3)
Segment EBITDA	$199	$162	$34	$—	$395
Total depreciation and amortization (3)	$49	$48	$8	$—	$105

	North America	Europe	Specialty	Eliminations	Consolidated
Nine Months Ended September 30, 2026
Revenue:
Third Party	$4,307	$4,529	$1,360	$—	$10,196
Intersegment	1	—	2	(3)	—
Total segment revenue	$4,308	$4,529	$1,362	$(3)	$10,196

Less: (1)
Cost of goods sold	2,480	2,803	1,028
Selling, general and administrative expenses	1,224	1,452	267
Other segment items (2)	(9)	(29)	(9)
Segment EBITDA	$613	$303	$76	$—	$992
Total depreciation and amortization (3)	$138	$139	$28	$—	$305

Nine Months Ended September 30, 2025
Revenue:
Third Party	$4,277	$4,749	$1,313	$—	$10,339
Intersegment	—	—	3	(3)	—
Total segment revenue	$4,277	$4,749	$1,316	$(3)	$10,339

Less: (1)
Cost of goods sold	2,433	2,910	989
Selling, general and administrative expenses	1,217	1,407	241
Other segment items (2)	(13)	(22)	(8)
Segment EBITDA	$640	$454	$94	$—	$1,188
Total depreciation and amortization (3)	$148	$131	$24	$—	$303
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker ("CODM"). Intersegment expenses are included within the amounts shown.
(2)    Amounts primarily represent other non operating income and expenses within each segment, as well as reconciling items to remove depreciation - cost of goods sold and the direct impacts of the Ukraine/Russia conflict, which are excluded from the calculation of Segment EBITDA.
(3)    Amounts presented include depreciation and amortization expense recorded within Cost of goods sold and Restructuring and transaction related expenses.

For the nine months ended September 30, 2026 and 2025, the Company's CODM was Justin Jude, Chief Executive Officer. See Note 19, "Subsequent Event" regarding changes to the CODM and Chief Executive Officer effective on October 23, 2026.

The key measure of segment profit or loss reviewed by our CODM, our Chief Executive Officer, is Segment EBITDA. The CODM uses Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income and Loss excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses; change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict.

The table below provides a reconciliation of Net Income (Loss) to Segment EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(27)	$180	$188	$542
Less: net (loss) income attributable to continuing noncontrolling interest	(1)	—	(1)	1
Net (loss) income attributable to LKQ stockholders	(26)	180	189	541
Less: net (loss) income from discontinued operations	(2)	2	2	20
Net (loss) income from continuing operations attributable to LKQ stockholders	(24)	178	187	521
Adjustments:
Depreciation and amortization	103	105	305	303
Interest expense, net of interest income	53	53	153	158
Provision for income taxes	32	45	124	173
Equity in (earnings) losses of unconsolidated subsidiaries (1)	(2)	—	42	—
Equity investment fair value adjustments	(1)	—	(1)	(1)
Restructuring and transaction related expenses (2)	20	14	67	33
Impairment of goodwill (3)	88	—	88	—
Impairment of net assets held for sale (4)	23	—	23	—
Direct impacts of Ukraine/Russia conflict (5)	4	—	4	1
Segment EBITDA	$296	$395	$992	$1,188
(1)    See Note 6, "Equity Method Investments" for further information.
(2)    Excludes amounts related to Restructuring - Depreciation expense. See Note 8, "Restructuring and Transaction Related Expenses" for further information on restructuring activities.
(3)    See Note 5, "Intangible Assets" for further information.
(4)    See Note 2, "Business Combinations and Divestitures" for further information.
(5)    Amounts primarily include inventory write-downs and property, plant, and equipment impairment charges for operations impacted by the Ukraine/Russia conflict.

The following table presents capital expenditures by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital Expenditures
North America	$18	$20	$54	$58
Europe	15	26	64	85
Specialty	6	5	12	12
Total capital expenditures	$39	$51	$130	$155

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

The following table presents assets by reportable segment (in millions):

	September 30, 2026	December 31, 2025
Receivables, net of allowance for credit losses
North America	$536	$495
Europe	675	552
Specialty	143	157
Total receivables, net of allowance for credit losses	1,354	1,204
Inventories
North America	1,403	1,479
Europe	1,411	1,496
Specialty	448	451
Total inventories	3,262	3,426
Property, plant and equipment, net
North America	649	651
Europe	624	695
Specialty	123	106
Total property, plant and equipment, net	1,396	1,452
Operating lease assets, net
North America	611	641
Europe	528	544
Specialty	144	147
Total operating lease assets, net	1,283	1,332
Other unallocated assets	7,487	7,723
Total assets	$14,782	$15,137

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

	September 30, 2026	December 31, 2025
Long-lived assets
United States	$1,302	$1,313
Germany	338	369
United Kingdom	292	321
Other countries	747	781
Total long-lived assets	$2,679	$2,784

Note 19. Subsequent Event

On October 23, 2026, Justin Jude departed from his position as President and Chief Executive Officer of the Company and Salvatore A. Abbate was appointed as President and Chief Executive Officer with an effective date of December 15, 2026. Until Mr. Abbate assumes the role of President and Chief Executive Officer, the Company has established an interim Office of the Chief Executive Officer to provide ongoing leadership continuity, consisting of John Mendel, Chairman of the Board, and Sue Gove, Chair of LKQ’s Audit Committee. Rick Galloway, Senior Vice President and Chief Financial Officer, will serve as the Company's Principal Executive Officer and CODM during such time.

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

Portfolio Management

We continuously manage and assess the businesses and investments we own and the markets in which we operate. Our acquisition strategy is to target highly accretive tuck-in acquisitions with significant synergies or critical capabilities. Additionally, from time to time, we have sold or divested businesses that do not align with our strategic vision, financial objectives or have limited long-term value potential. In 2025, aligning with our ongoing strategy to simplify our portfolio and concentrate on our core segments, we completed the sale of our Self Service segment. See Note 2, "Business Combinations and Divestitures", Note 3, "Discontinued Operations" and Note 6, "Equity Method Investments" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our acquisitions, divestitures and investments.

On October 29, 2026, the Company announced that its Board of Directors has decided to suspend the previously announced strategic review, including the Specialty segment sales process, to provide the new leadership team an opportunity to conduct a comprehensive assessment of the business and evaluate the full range of value‑creation pathways available to the Company.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make use of certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our 2025 Form 10-K includes a summary of the critical accounting estimates we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting estimates that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 30, 2026.

We continue to monitor our reporting units for events or changes in circumstances that may indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount and, therefore, require us to perform an interim goodwill impairment test. During the three months ended September 30, 2026, we identified a triggering event under ASC 350 for our Specialty and Europe reporting units resulting from declining financial performance. Both reporting units experienced underperformance relative to our current year forecasts and reductions in expected future segment profitability. For the Specialty reporting unit, the underperformance was due to, among other factors, unfavorable customer and product mix shifts, higher fuel and freight costs, and unexpected declines in certain markets. For the Europe reporting unit, the underperformance was due to lower than expected demand and slower than previously anticipated forecasted revenue recovery from the operational challenges resulting from the ERP implementation in Germany.

As a result, we performed interim quantitative goodwill impairment tests for our Specialty and Europe reporting units as of September 30, 2026. Based on the results of the interim quantitative goodwill impairment tests, we determined that the carrying amount of the Specialty reporting unit was in excess of its fair value and recorded a goodwill impairment charge of $88 million, which was recorded in Impairment of goodwill on the Unaudited Condensed Consolidated Statements of Income. The estimated fair value of the Specialty reporting unit is sensitive to changes in the significant assumptions used in the valuation. Holding all other assumptions constant, a 5% decrease in projected cash flows would result in approximately $45 million of additional impairment, a 25 basis point increase in the discount rate would result in approximately $25 million of additional impairment, and a 0.25 decrease in the market multiples assumption would result in approximately $5 million of additional impairment.

Additionally, events that cause declines to Specialty's future cash flows such as underperformance relative to our forecasts, since actual results may differ from our estimates of future performance, or events that have a negative impact on the market value of the business, such as a deterioration in macroeconomic conditions, could result in additional future impairment to the goodwill in our Specialty reporting unit. For our Europe reporting unit, the estimated fair value exceeded the respective carrying value by 20% and, accordingly, no goodwill impairment was recorded. Holding all other assumptions constant, it would take a decrease in projected cash flows in excess of 22%, or an increase in the discount rate of more than 200 basis points to result in an impairment to goodwill.

Management estimated the fair value of each reporting unit using both an income approach and a market approach. Under the income approach, management applied a discounted cash flow method reflecting discounted projected future (debt-free) cash flows, which were based on internal forecasts and other assumptions. Discount rates applied to the projected cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration and may include reporting-unit-specific risk premiums. Under the market approach, management utilized the guideline public company method, which analyzes market multiples (including revenue and/or earnings before interest, taxes, depreciation and amortization) for a group of comparable public companies, and used this market approach to validate the results of the income approach. The interim quantitative goodwill impairment tests utilized significant unobservable inputs, which are considered Level 3 inputs.

For the first nine months of 2026, we did not identify any triggering events or other indicators of impairment that necessitated any further interim test of goodwill impairment for our North America reporting unit.

See Note 5, "Intangible Assets" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related the interim impairment tests performed for the Specialty and Europe reporting units as of September 30, 2026.

Strategic Transformation Initiatives

See "Strategic Restructuring and Transformation Initiatives" in Note 8, "Restructuring and Transaction Related Expenses" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our strategic transformation initiatives. In April 2026, in conjunction with our previously announced plan, we continued our phased rollout of a common Enterprise Resource Planning ("ERP") system across Europe by completing the implementation in Germany. See Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on July 30, 2026 for information related to the ERP system implementation in Germany.

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

Results of Operations—Consolidated

The following table sets forth statements of income data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.8%	61.7%	61.9%	61.2%
Gross margin	37.2%	38.3%	38.1%	38.8%
Selling, general and administrative expenses	28.9%	27.4%	28.9%	27.7%
Restructuring and transaction related expenses	0.7%	0.4%	0.7%	0.3%
Impairment of goodwill	2.6%	—%	0.9%	—%
Impairment of net assets held for sale	0.7%	—%	0.2%	—%
Depreciation and amortization	2.7%	2.7%	2.6%	2.6%
Operating income	1.6%	7.8%	4.9%	8.1%
Total other expense, net	1.5%	1.5%	1.4%	1.4%
Income from continuing operations before provision for income taxes	0.1%	6.4%	3.5%	6.7%
Provision for income taxes	0.9%	1.3%	1.2%	1.7%
Equity in (earnings) losses of unconsolidated subsidiaries	(0.1)%	—%	0.4%	—%
(Loss) income from continuing operations	(0.7)%	5.1%	1.8%	5.0%
Net (loss) income from discontinued operations	(0.1)%	—%	—%	0.2%
Net (loss) income	(0.8)%	5.1%	1.8%	5.2%
Less: net (loss) income attributable to continuing noncontrolling interest	—%	—%	—%	—%
Net (loss) income attributable to LKQ stockholders	(0.8)%	5.1%	1.9%	5.2%
Note: In the table above, the sum of the individual percentages may not equal the total due to rounding.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Three Months Ended September 30,
	2026	2025	Change
Parts & services revenue	$3,222	$3,414	$(192)
Other revenue	97	85	12
Total revenue	$3,319	$3,499	$(180)

The decrease in parts and services revenue of $192 million, or 5.6%, represented decreases in segment revenue of $164 million, or 10.2%, in Europe and $37 million, or 2.6%, in North America, partially offset by an increase of $9 million, or 1.9%, in Specialty. This overall decrease was driven by an organic parts and services revenue decrease of $186 million, or 5.4%, and a $24 million, or 0.7%, decrease due to fluctuations in foreign exchange rates, partially offset by a $19 million, or 0.6%, increase due to the net impact of acquisitions and divestitures. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold decreased by $75 million, or 3.5%, to $2,083 million for the three months ended September 30, 2026. Cost of goods sold includes an $18 million favorable impact from a strengthening U.S. dollar. Cost of goods sold reflects decreases of $70 million from Europe and $17 million from North America, partially offset by an increase of $12 million from Specialty. Cost of goods sold as a percentage of revenue increased to 62.8% for the three months ended September 30, 2026 from 61.7% for the three months ended September 30, 2025. Cost of goods sold as a percentage of revenue primarily reflects an increase of 1.0% from Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Selling, General and Administrative Expenses

Our Selling, general and administrative ("SG&A") expenses increased by $1 million, or 0.1%, to $959 million for the three months ended September 30, 2026. SG&A expenses includes a $6 million favorable impact from a strengthening U.S. dollar. The year over year increase in SG&A expenses primarily reflects increases of $2 million from Europe and $6 million from Specialty, partially offset by a decrease of $7 million from North America. SG&A expenses as a percentage of revenue increased to 28.9% for the three months ended September 30, 2026 from 27.4% for the three months ended September 30, 2025. SG&A expenses as a percentage of revenue primarily reflects increases of 1.6% from Europe and 0.2% from Specialty, partially offset by a decrease of 0.2% attributable to North America and mix. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses increased by $10 million, primarily due to a $14 million increase in restructuring expenses related to our Strategic Restructuring and Transformation Initiatives, partially offset by a $2 million decrease in transaction related expenses and a $2 million decrease in acquisition integration expenses. See Note 8, "Restructuring and Transaction Related Expenses" for further information on the restructuring charges.

Impairment of Goodwill

Impairment of goodwill increased by $88 million due to the goodwill impairment charge related to our Specialty reporting unit. See Note 5, "Intangible Assets" for further information on the impairment charge.

Impairment of Net Assets Held for Sale

Impairment of net assets held for sale increased by $23 million due to the impairment charge on net assets held for sale related to the expected divestiture of our operations in Romania. See Note 2, "Business Combinations and Divestitures" for further information on the impairment charge.

Provision for Income Taxes

Our effective income tax rate for the three months ended September 30, 2026 was 691.7%, compared to 20.0% for the three months ended September 30, 2025. The increase in the effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily attributable to the nondeductible portion of the goodwill impairment of the Specialty segment, totaling $84 million, recognized in the third quarter of 2026. Because the impairment reduced pretax income without a corresponding tax benefit, the lower pretax income base significantly increased the effective income tax rate.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the three months ended September 30, 2025, the Canadian dollar, euro, Czech koruna, and pound sterling rates used to translate the three months ended September 30, 2026 statements of income decreased by 1.6%, 1.5%, 0.4%, and 0.3%, respectively. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net neutral effect on diluted earnings per share from continuing operations relative to the prior year period.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue

The following table summarizes the changes in revenue by category (in millions):

	Nine Months Ended September 30,
	2026	2025	Change
Parts & services revenue	$9,889	$10,085	$(196)
Other revenue	307	254	53
Total revenue	$10,196	$10,339	$(143)

The decrease in parts and services revenue of $196 million, or 1.9%, represented decreases in segment revenue of $220 million, or 4.7%, in Europe and $23 million, or 0.6%, in North America, partially offset by an increase of $47 million, or 3.5%, in Specialty. This overall decrease was driven by an organic parts and services revenue decrease of $412 million, or 4.1%, partially offset by a $174 million, or 1.7%, increase due to fluctuations in foreign exchange rates and a $42 million, or 0.4%, increase due to the net impact of acquisitions and divestitures. Refer to the discussion of our segment results of operations for factors contributing to the changes in revenue by segment for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Cost of Goods Sold

Cost of goods sold decreased by $21 million, or 0.3%, to $6,308 million for the nine months ended September 30, 2026. Cost of goods sold includes a $111 million unfavorable impact from a weakening U.S. dollar. Cost of goods sold primarily reflects a decrease of $107 million from Europe, partially offset by increases of $47 million from North America and $39 million from Specialty. Cost of goods sold as a percentage of revenue increased to 61.9% for the nine months ended September 30, 2026 from 61.2% for the nine months ended September 30, 2025. Cost of goods sold as a percentage of revenue primarily reflects increases of 0.3% from North America and 0.3% from Europe. Refer to the discussion of our segment results of operations for factors contributing to the changes in cost of goods sold by segment for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Selling, General and Administrative Expenses

Our SG&A expenses increased by $78 million, or 2.7%, to $2,943 million for the nine months ended September 30, 2026. SG&A expenses includes a $53 million unfavorable impact from a weakening U.S. dollar. The year over year increase in SG&A expenses primarily reflects increases of $45 million from Europe, $26 million from Specialty and $7 million from North America. SG&A expenses as a percentage of revenue increased to 28.9% for the nine months ended September 30, 2026 from 27.7% for the nine months ended September 30, 2025. SG&A expenses as a percentage of revenue primarily reflects increases of 1.1% from Europe and 0.2% from Specialty. Refer to the discussion of our segment results of operations for factors contributing to the changes in SG&A expenses by segment for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Restructuring and Transaction Related Expenses

Restructuring and transaction related expenses increased by $38 million, primarily due to a $37 million increase in restructuring expenses related to our Strategic Restructuring and Transformation Initiatives and a $3 million increase in transaction related expenses, partially offset by a $2 million decrease in acquisition integration expenses. See Note 8, "Restructuring and Transaction Related Expenses" for further information on the restructuring charges.

Impairment of Goodwill

Impairment of goodwill increased by $88 million due to the goodwill impairment charge related to our Specialty reporting unit. See Note 5, "Intangible Assets" for further information on the impairment charge.

Impairment of Net Assets Held for Sale

Impairment of net assets held for sale increased by $23 million due to the impairment charge on net assets held for sale related to the expected divestiture of our operations in Romania. See Note 2, "Business Combinations and Divestitures" for further information on the impairment charge.

Provision for Income Taxes

Our effective income tax rate for the nine months ended September 30, 2026 was 35.2%, compared to 24.8% for the nine months ended September 30, 2025. The increase in the effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is attributable to a 1.3% unfavorable year over year impact from changes in the Company's geographic distribution of income and a 9.1% increase in the impact of discrete items. The increase in discrete items was primarily driven by the nondeductible portion of the goodwill impairment of the Specialty segment, totaling $84 million, recognized in the third quarter of 2026, which increased the effective tax rate by 6.7%.

Equity in (earnings) losses of unconsolidated subsidiaries

During the nine months ended September 30, 2026, we recorded a $44 million other-than-temporary impairment related to our equity method investment in Mekonomen. See Note 6, "Equity Method Investments" for further information on the impairment charge.

Foreign Currency Impact

We translate our statements of income at the average exchange rates in effect for the period. Relative to the rates used during the nine months ended September 30, 2025, the Czech koruna, euro, pound sterling, and Canadian dollar rates used to translate the nine months ended September 30, 2026 statements of income increased by 6.0%, 3.8%, 2.3% and 0.9%, respectively. Realized and unrealized currency gains and losses combined with the translation effect of the change in foreign currencies against the U.S. dollar had a net positive effect of $0.01 on diluted earnings per share from continuing operations relative to the prior year period.

Net (Loss) Income from Discontinued Operations

Discontinued operations for the nine months ended September 30, 2026 and 2025 reflected the Self Service segment which was sold in September 2025. See Note 3, "Discontinued Operations" for further information.

Results of Operations—Segment Reporting

We have three reportable segments: North America; Europe; and Specialty.

The following table presents our financial performance, including third party revenue, total revenue and Segment EBITDA, by reportable segment for the periods indicated (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue
Third Party Revenue
North America	$1,401		$1,423		$4,307		$4,277
Europe	1,453		1,620		4,529		4,749
Specialty	465		456		1,360		1,313
Total third party revenue	$3,319		$3,499		$10,196		$10,339
Total Revenue
North America	$1,402		$1,423		$4,308		$4,277
Europe	1,453		1,620		4,529		4,749
Specialty	465		457		1,362		1,316
Eliminations	(1)		(1)		(3)		(3)
Total revenue	$3,319		$3,499		$10,196		$10,339
Segment EBITDA
North America	$203	14.4%	$199	14.0%	$613	14.2%	$640	15.0%
Europe	68	4.6%	162	10.0%	303	6.7%	454	9.6%
Specialty	25	5.5%	34	7.3%	76	5.6%	94	7.1%
Note: In the table above, the percentages of total segment revenue may not recalculate due to rounding.

The key measure of segment profit or loss reviewed by our CODM, our Chief Executive Officer, is Segment EBITDA. The CODM uses Segment EBITDA to compare profitability among the segments and evaluate business strategies. Segment EBITDA includes revenue and expenses that are controllable by the segment. Corporate general and administrative expenses are allocated to the segments based on usage, with shared expenses apportioned based on the segment's percentage of consolidated revenue. We calculate Segment EBITDA as Net Income and Loss excluding net income and loss attributable to noncontrolling interest; income and loss from discontinued operations; depreciation; amortization; interest; gains and losses on debt extinguishment; income tax expense; restructuring and transaction related expenses; change in fair value of contingent consideration liabilities; other gains and losses related to acquisitions, equity method investments, or divestitures; equity in losses and earnings of unconsolidated subsidiaries; equity investment fair value adjustments; impairment charges; and direct impacts of the Ukraine/Russia conflict. See Note 18, "Segment and Geographic Information" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of total Segment EBITDA to net income.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our North America segment (in millions):

	Three Months Ended September 30,
North America	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,306		$1,343		$(37)	(1)
Other revenue	95		80		15	(2)
Intersegment revenue	1		—		1
Total segment revenue	1,402		1,423		(21)
Cost of goods sold	808		825		(17)
Gross margin	594	42.3%	598	42.1%	(4)	(3)
Selling, general and administrative expenses(5)	394	28.1%	401	28.2%	(7)	(4)
Less: Other segment items(6)	(3)		(2)		(1)
Segment EBITDA	$203	14.4%	$199	14.0%	$4

(1)Parts and services revenue decreased by $37 million, or 2.6%, to $1,306 million for the three months ended September 30, 2026. This decrease was due to an organic revenue decrease of $32 million, or 2.4%, driven primarily by lower volumes in both collision and mechanical parts in our salvage operations and lower volumes in our aftermarket and paint, body and equipment ("PBE") business from lower repairable claims, partially offset by pricing initiatives primarily in our salvage operations.
(2)Other revenue increased by $15 million, or 18.1%, to $95 million for the three months ended September 30, 2026. This increase was due to (i) a $10 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices, (ii) a $3 million increase in revenue from scrap steel primarily due to higher prices and volumes, and (iii) a $2 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices.
(3)Gross margin decreased by $4 million, or 1.0%, to $594 million for the three months ended September 30, 2026. The decrease in gross margin dollars was driven primarily by lower volumes, partially offset by higher other revenue as described above.
(4)SG&A expenses decreased by $7 million, or 2.1%, to $394 million for the three months ended September 30, 2026. The decrease in SG&A expense is primarily due to (i) a $7 million decrease in personnel costs driven by productivity and other cost savings initiatives and (ii) a $5 million decrease due to lower self insurance reserves, partially offset by (iii) a $5 million increase in freight, vehicle, and fuel costs.
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

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Three Months Ended September 30,
Europe	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,451		$1,615		$(164)	(1)
Other revenue	2		5		(3)
Total segment revenue	1,453		1,620		(167)
Cost of goods sold	921		991		(70)
Gross margin	532	36.6%	629	38.8%	(97)	(2)
Selling, general and administrative expenses	476	32.8%	474	29.3%	2	(3)
Less: Other segment items(4)	(12)		(7)		(5)
Segment EBITDA	$68	4.6%	$162	10.0%	$(94)

(1)Parts and services revenue decreased by $164 million, or 10.2%, to $1,451 million for the three months ended September 30, 2026. This decrease was due to an organic revenue decrease of $158 million, or 9.8%, primarily driven by lower volumes due to operational challenges resulting from an ERP implementation in Germany in the second quarter, and to a lesser extent, volume declines in the United Kingdom and Benelux and the effect of an exchange rate decrease of $19 million, or 1.2%, primarily due to the weakening of the euro against the U.S. dollar. These decreases were partially offset by an increase in acquisition and divestiture revenue of $13 million, or 0.8%, primarily due to our acquisition of seven wholesale businesses from the beginning of the third quarter of 2025 through the one-year anniversary of their respective acquisition dates.
(2)Gross margin decreased by $97 million, or 15.4%, to $532 million for the three months ended September 30, 2026. The decrease in gross margin dollars was driven by lower organic revenue and an exchange rate decrease of $8 million. Gross margin percentage decreased by 2.2% driven by the leverage effect of lower revenue on fixed central distribution costs, lower vendor rebates and inflationary pressures that were not fully offset by pricing initiatives.
(3)SG&A expenses increased by $2 million, or 0.6%, to $476 million for the three months ended September 30, 2026. The increase in SG&A expense includes unfavorable impacts of (i) $6 million due to increased professional fees related to several strategic central and regional information technology initiatives, (ii) $6 million primarily related to increased freight, vehicle and fuel costs, and (iii) other individually immaterial factors representing a $1 million unfavorable impact in the aggregate, partially offset by (iv) a $6 million favorable impact primarily related to decreased personnel costs driven by restructuring and other cost savings initiatives which more than offset inflationary pressures and (v) a $5 million favorable foreign exchange impact from a strengthening U.S. dollar.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and the direct impacts of the Ukraine/Russia conflict, which are excluded from the calculation of Segment EBITDA.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Three Months Ended September 30,
Specialty	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$465		$456		$9	(1)
Intersegment revenue	—		1		(1)
Total segment revenue	465		457		8
Cost of goods sold	355		343		12
Gross margin	110	23.8%	114	24.8%	(4)	(2)
Selling, general and administrative expenses	89	19.2%	83	18.1%	6	(3)
Less: Other segment items(4)	(4)		(3)		(1)
Segment EBITDA	$25	5.5%	$34	7.3%	$(9)

(1)Parts and services revenue increased by $9 million, or 1.9%, to $465 million for the three months ended September 30, 2026. This was primarily due to an organic revenue increases of $4 million, or 0.9%, primarily driven by volume growth in our recreational vehicle ("RV") and marine product lines, partially offset by volume declines in our automotive product lines, and $5 million, or 1.2%, primarily due to our acquisition of one wholesale business from the beginning of the third quarter of 2025 through the one-year anniversary of its acquisition date.
(2)Gross margin decreased by $4 million, or 2.4%, to $110 million for the three months ended September 30, 2026. This decrease was primarily due to the acquisition of a lower margin business in the second quarter of 2026.
(3)SG&A expenses increased by $6 million, or 8.0%, to $89 million for the three months ended September 30, 2026. This increase was primarily driven by a $3 million increase in freight, vehicle and fuel costs, and increased costs from an acquisition made in the second quarter of 2026.
(4)Amounts primarily represent other non operating income and expenses, as well as a reconciling item to remove depreciation - cost of goods sold, which is excluded from the calculation of Segment EBITDA.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

North America

The following table provides a reconciliation of Revenue to Segment EBITDA in our North America segment (in millions):

	Nine Months Ended September 30,
North America	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$4,018		$4,041		$(23)	(1)
Other revenue	289		236		53	(2)
Intersegment revenue	1		—		1
Total segment revenue	4,308		4,277		31
Cost of goods sold	2,480		2,433		47
Gross margin	1,828	42.4%	1,844	43.1%	(16)	(3)
Selling, general and administrative expenses(5)	1,224	28.4%	1,217	28.5%	7	(4)
Less: Other segment items(6)	(9)		(13)		4
Segment EBITDA	$613	14.2%	$640	15.0%	$(27)

(1)Parts and services revenue decreased by $23 million, or 0.6%, to $4,018 million for the nine months ended September 30, 2026. This decrease was primarily due to an organic revenue decrease of $30 million, or 0.7%, driven primarily by lower volumes in both collision and mechanical parts in our salvage operations and lower volumes in our PBE business from increased competition and lower repairable claims, partially offset by pricing initiatives and a positive exchange rate effect of $6 million, or 0.2%, primarily due to the stronger Canadian dollar against the U.S. dollar.
(2)Other revenue increased by $53 million, or 22.8%, to $289 million for the nine months ended September 30, 2026. This increase was due to (i) a $24 million increase in revenue from other scrap (e.g., aluminum) and cores due to higher prices, and to a lesser extent, volumes, (ii) a $20 million increase in revenue from precious metals (platinum, palladium, and rhodium) primarily due to higher prices, and (iii) a $9 million increase in revenue from scrap steel primarily due to higher volumes and prices.
(3)Gross margin decreased by $16 million, or 0.9%, to $1,828 million for the nine months ended September 30, 2026. The decrease in gross margin dollars was driven by cost increases from inflationary pressures, lower volumes, and unfavorable customer mix, partially offset by pricing initiatives and higher other revenue as described above. Gross margin percentage decreased by 0.7% which was driven by the dilutive effect of increasing prices to recoup tariff costs, lower vendor rebates and unfavorable customer mix.
(4)SG&A expenses increased by $7 million, or 0.5%, to $1,224 million for the nine months ended September 30, 2026. The increase in SG&A expense is primarily due to an $11 million increase in freight, vehicle, and fuel costs, partially offset by other individually immaterial factors representing a $4 million favorable impact in the aggregate primarily as a result of cost savings initiatives.
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

Europe

The following table provides a reconciliation of Revenue to Segment EBITDA in our Europe segment (in millions):

	Nine Months Ended September 30,
Europe	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$4,511		$4,731		$(220)	(1)
Other revenue	18		18		—
Total segment revenue	4,529		4,749		(220)
Cost of goods sold	2,803		2,910		(107)
Gross margin	1,726	38.1%	1,839	38.7%	(113)	(2)
Selling, general and administrative expenses	1,452	32.1%	1,407	29.6%	45	(3)
Less: Other segment items(4)	(29)		(22)		(7)
Segment EBITDA	$303	6.7%	$454	9.6%	$(151)

(1)Parts and services revenue decreased by $220 million, or 4.7%, to $4,511 million for the nine months ended September 30, 2026. This decrease was primarily due to an organic revenue decrease of $420 million, or 8.9%, primarily driven by lower volumes due to operational challenges resulting from an ERP implementation in Germany in the second quarter, and heightened competition in certain markets and difficult economic conditions. The organic revenue decrease was partially offset by the effect of an exchange rate increase of $167 million, or 3.5%, primarily due to the strengthening of the euro, and to a lesser extent, the pound sterling and Czech koruna against the U.S. dollar and an increase in acquisition and divestiture revenue of $34 million, or 0.7%, primarily due to our acquisition of eight wholesale businesses from the beginning of 2025 through the one-year anniversary of their respective acquisition dates.
(2)Gross margin decreased by $113 million, or 6.1%, to $1,726 million for the nine months ended September 30, 2026. The decrease in gross margin dollars was driven by lower organic revenue, partially offset by an exchange rate increase of $63 million. Gross margin percentage decreased by 0.6% driven by inflationary pressures that were not fully offset by pricing initiatives and lower vendor rebates, partially offset by product mix.
(3)SG&A expenses increased by $45 million, or 3.3%, to $1,452 million for the nine months ended September 30, 2026. The increase in SG&A expense includes (i) a $51 million unfavorable foreign exchange impact from a weakening U.S. dollar, (ii) a $9 million unfavorable impact related to increased freight, vehicle and fuel costs, and (iii) a $6 million unfavorable impact due to increased professional fees related to several strategic central and regional information technology initiatives, and (iv) other individually immaterial factors representing a $3 million unfavorable impact in the aggregate, partially offset by (v) a $24 million favorable impact primarily related to decreased personnel costs driven by productivity, restructuring and other cost savings initiatives which more than offset inflationary pressures, and lower incentive compensation compared to the prior year.
(4)Amounts primarily represent other non operating income and expenses, as well as reconciling items to remove depreciation - cost of goods sold and the direct impacts of the Ukraine/Russia conflict, which are excluded from the calculation of Segment EBITDA.

Specialty

The following table provides a reconciliation of Revenue to Segment EBITDA in our Specialty segment (in millions):

	Nine Months Ended September 30,
Specialty	2026	% of Total Segment Revenue	2025	% of Total Segment Revenue	$ Change
Parts & services revenue	$1,360		$1,313		$47	(1)
Intersegment revenue	2		3		(1)
Total segment revenue	1,362		1,316		46
Cost of goods sold	1,028		989		39
Gross margin	334	24.6%	327	24.8%	7	(2)
Selling, general and administrative expenses	267	19.6%	241	18.3%	26	(3)
Less: Other segment items(4)	(9)		(8)		(1)
Segment EBITDA	$76	5.6%	$94	7.1%	$(18)

(1)Parts and services revenue increased by $47 million, or 3.5%, to $1,360 million for the nine months ended September 30, 2026. This was primarily due to an organic revenue increase of $38 million, or 2.9%, primarily driven by volume growth in our marine and RV product lines.
(2)Gross margin increased by $7 million, or 2.4%, to $334 million for the nine months ended September 30, 2026. This increase was primarily driven by an increase in parts and services revenue as described above and a favorable impact related to tariff refunds, partially offset by an unfavorable impact due to the acquisition of a lower margin business in the second quarter of 2026.
(3)SG&A expenses increased by $26 million, or 11.0%, to $267 million for the nine months ended September 30, 2026. This increase was primarily driven by (i) a $14 million increase in credit losses, (ii) a $7 million increase in freight, vehicle and fuel costs, and (iii) other individually immaterial factors representing a $5 million unfavorable impact in the aggregate.
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

The following table summarizes liquidity data as of the dates indicated (in millions):

	September 30, 2026	December 31, 2025
Capacity under revolving credit facilities	$2,000	$2,000
Less: Revolving credit facilities borrowings	580	1
Less: Letters of credit	81	114
Availability under credit revolving facilities	1,339	1,885
Add: Cash and cash equivalents	319	319
Total liquidity	$1,658	$2,204

We had $1,339 million available under our revolving credit facilities as of September 30, 2026. Combined with $319 million of cash and cash equivalents at September 30, 2026, we had $1,658 million in available liquidity, a decrease of $546 million from our available liquidity as of December 31, 2025, primarily as a result of increasing our revolving credit facilities borrowings by $579 million mostly due to the prepayment of the $500 million term loan under our Senior Unsecured Credit Agreement with borrowings from our revolving credit facilities.

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

A summary of the dividend activity for our common stock for the nine months ended September 30, 2026 is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.30	February 17, 2026	March 12, 2026	March 26, 2026
$0.30	April 28, 2026	May 21, 2026	June 4, 2026
$0.30	July 28, 2026	August 20, 2026	September 3, 2026

On October 27, 2026, our Board declared a quarterly cash dividend of $0.30 per share of common stock, payable on December 3, 2026, to stockholders of record at the close of business on November 19, 2026.

We believe that our future cash flow generation will permit us to continue paying dividends in future periods; however, the timing, amount and frequency of such future dividends will be subject to approval by our Board, and based on considerations of capital availability, and various other factors, many of which are outside of our control.

With $1,658 million of total liquidity as of September 30, 2026 and $39 million of current maturities, we have access to funds to meet our near term commitments. We have a surplus of current assets over current liabilities, which further reduces the risk of short-term cash shortfalls.

Our Senior Unsecured Credit Agreement and our CAD Note both include two financial maintenance covenants: a maximum total leverage ratio and minimum interest coverage ratio. The terms maximum total leverage ratio and minimum interest coverage ratio are specifically calculated per both the Senior Unsecured Credit Agreement and CAD Note, and differ in specified ways from comparable GAAP or common usage terms. We were in compliance with all applicable covenants under both our Senior Unsecured Credit Agreement and CAD Note as of September 30, 2026. The required debt covenants per both the Senior Unsecured Credit Agreement and CAD Note and our actual ratios with respect to those covenants are as follows as of September 30, 2026:

	Covenant Level	Ratio Achieved as of September 30, 2026
Maximum total leverage ratio	4.00 : 1.00	2.8
Minimum interest coverage ratio	3.00 : 1.00	6.7

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

The weighted average interest rate on borrowings outstanding under our Senior Unsecured Credit Agreement was 5.2% at September 30, 2026. Including our senior notes and CAD Note, our overall weighted average interest rate on borrowings was 5.0% at September 30, 2026. Under the Senior Unsecured Credit Agreement, our borrowings bear interest at the Secured Overnight Financing Rate plus the applicable spread or other risk-free interest rates that are applicable for the specified currency plus a spread. Under the CAD Note, the interest rate may be (i) a forward-looking term rate based on the Canadian Overnight Repo Rate Average for an interest period chosen by the Company of one or three months or (ii) the Canadian Prime Rate (as defined in the CAD Note), plus in each case a spread. See Note 12, "Long-Term Obligations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to our borrowings and related interest.

We had outstanding borrowings under our revolving credit facilities and term loans payable of $1,072 million and $1,011 million at September 30, 2026 and December 31, 2025, respectively. Of these amounts, there were no current maturities at September 30, 2026 or December 31, 2025, as on July 29, 2026, we prepaid the term loan payable under our Senior Unsecured Credit Agreement with borrowings from our revolving credit facilities.

The scheduled maturities of long-term obligations outstanding at September 30, 2026 are as follows (in millions):

Amount
Three months ending December 31, 2026	$11
Years ending December 31:
2027	37
2028	1,113
2029	514
2030 (1)	596
Thereafter	1,472
Total debt (2)	$3,743
(1)Includes $500 million of borrowings from our revolving credit facilities which were used to prepay the term loan payable under our Senior Unsecured Credit Agreement due January 2027.
(2)The total debt amounts presented above reflect the gross values to be repaid (excluding debt issuance costs and unamortized bond discounts of $26 million as of September 30, 2026).

As of September 30, 2026, the Company had cash and cash equivalents of $319 million, of which $287 million was held by foreign subsidiaries. In general, it is our practice and intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We believe that we have sufficient cash flow and liquidity to meet our financial obligations in the U.S. without repatriating our foreign earnings. We may, from time to time, choose to selectively repatriate foreign earnings if doing so supports our financing or liquidity objectives. Distributions of dividends from our foreign subsidiaries, if any, would be generally exempt from further U.S. taxation, either as a result of the 100% participation exemption under the Tax Cuts and Jobs Act enacted in 2017, or due to the previous taxation of foreign earnings under the transition tax and the Global Intangible Low-Taxed Income regime.

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

For the nine months ended September 30, 2026, net cash provided by operating activities totaled $466 million compared to $733 million for the same period of 2025. Cash flows related to our primary working capital accounts can be volatile as the purchases, payments and collections can be timed differently from period to period. Receivables represented $26 million in higher cash outflows for the nine months ended September 30, 2026 compared to the same period of 2025. Inventories represented $45 million in higher cash inflows for the nine months ended September 30, 2026 compared to the same period of 2025. Accounts payable produced $99 million in higher cash outflows for the nine months ended September 30, 2026 compared to the same period of 2025. Other operating activities primarily reflects the net effect of lower cash earnings and movements in various accruals during the nine months ended September 30, 2026 compared to the same period of 2025.

For the nine months ended September 30, 2026, net cash used in investing activities totaled $168 million compared to $144 million for the same period of 2025. Property, plant and equipment purchases were $130 million in the nine months ended September 30, 2026 compared to $160 million in the prior year period. We invested $37 million of cash in business acquisitions during the nine months ended September 30, 2026. There were no significant business acquisitions during the nine months ended September 30, 2025.

The following table reconciles Net Cash Provided by Operating Activities to Free Cash Flow (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$466	$733
Less: purchases of property, plant and equipment	130	160
Free cash flow (1)	$336	$573
(1)For the nine months ended September 30, 2025, Self Service contributed approximately $50 million of free cash flow.

For the nine months ended September 30, 2026, net cash used in financing activities totaled $284 million compared to $562 million for the same period in 2025. Cash outflows for dividends paid were $230 million and share repurchases were $83 million for the nine months ended September 30, 2026 compared to $234 million for dividends paid and $119 million for share repurchases for the same period of 2025. Net debt borrowings were $52 million for the nine months ended September 30, 2026 compared to net debt payments of $203 million for the same period of 2025.

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

Summarized Statements of Income (in millions)

	Nine Months Ended September 30, 2026	Fiscal Year Ended December 31, 2025
Revenue	$4,860	$6,349
Cost of goods sold	2,995	3,904
Gross margin (1)	1,865	2,445
Income from continuing operations	148	265
Net income	$148	$265
(1)Guarantor subsidiaries recorded $33 million and $51 million of net sales to and $139 million and $259 million of purchases from non-guarantor subsidiaries for the nine months ended September 30, 2026 and fiscal year ended December 31, 2025, respectively.

Summarized Balance Sheets (in millions)

	September 30, 2026	December 31, 2025
Current assets	$2,263	$2,349
Noncurrent assets (1)	4,718	4,797
Current liabilities (2)	1,494	1,616
Noncurrent liabilities	3,354	3,294
(1)Noncurrent assets for guarantor subsidiaries included $511 million and $510 million of long-term notes receivable from non-guarantor subsidiaries as of September 30, 2026 and December 31, 2025, respectively.
(2)Current liabilities for guarantor subsidiaries included $558 million and $621 million of short-term notes payable to non-guarantor subsidiaries as of September 30, 2026 and December 31, 2025, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of September 30, 2026, we had $5,274 million of goodwill and $1,007 million of other intangible assets, net. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired in a business combination. Our other intangible assets include both definite- and indefinite-lived intangible assets in connection with trade names, software and other technology related assets, customer relationships, and contractual arrangements. In the future, our goodwill and intangible assets may increase as a result of acquisitions. We test goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter or more frequently when events or changes in circumstances indicate that any portion of an asset’s carrying amount may not be recoverable.

The impairment tests require us to make an estimate of the fair value of our reporting units and other intangible assets. We have previously recorded non-cash impairment charges, including during the year ended December 31, 2025 and the quarter ended September 30, 2026, and could do so again in the future if assumptions, estimates or circumstances change, some of which are beyond our control. Factors which could result in an impairment include, among other things, deterioration in the performance of acquired businesses; deterioration of expected future cash flows or performance; increases in our cost of capital; a sustained decline in our stock price and market capitalization; changes in our discount rate, risk-free rate or other general interest rate; adverse market conditions; and adverse changes in applicable laws or regulations, including modifications that restrict the activities of the acquired business. We cannot accurately predict the amount or timing of any future impairment. Should the value of goodwill or other intangible assets become impaired, our financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a stock repurchase program under which we are able to purchase our common stock from time to time. On October 25, 2026, our Board of Directors authorized an extension of the duration of our existing stock repurchase program through October 25, 2028. Repurchases under the program may be made in the open market or in privately negotiated transactions, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time.

The following table summarizes our stock repurchases for the three months ended September 30, 2026 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2026 - July 31, 2026	0.7	$25.36	0.7	$1,485
August 1, 2026 - August 31, 2026	0.5	$24.68	0.5	$1,474
September 1, 2026 - September 30, 2026	—	$—	—	$1,474
Total	1.2		1.2
(1)Average price paid per share excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit	Description
10.1	Offer Letter to Salvatore A. Abbate dated October 21, 2026.
22.1	Subsidiary Guarantors of Guaranteed Securities.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2026.

LKQ CORPORATION

/s/ Rick Galloway
Rick Galloway
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

/s/ Todd G. Cunningham
Todd G. Cunningham
Vice President - Finance and Controller
(As duly authorized officer and Principal Accounting Officer)